Form 10-Q
period 2018-03-31
Spirit of Texas Bancshares, Inc.
filed 2018-06-01
CIK 1499453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-38484

Spirit of Texas Bancshares, Inc.

(Exact Name of Registrant as Specified in its Charter)

Texas	90-0499552
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1836 Spirit of Texas Way Conroe, TX	77301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (936) 521-1836

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 25, 2018, the registrant had 9,786,611 shares of common stock, no par value, outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2018	December 31, 2017
Assets:
Cash and due from banks	$18,786	$19,054
Interest-bearing deposits in other banks	33,509	38,895
Total cash and cash equivalents	52,295	57,949
Time deposits in other banks	245	245
Investment securities:
Available for sale securities, at fair value	35,802	37,243
Total investment securities	35,802	37,243
Loans held for sale	4,530	3,814
Loans:
Loans held for investment	882,101	869,119
Less: allowance for loan and lease losses	(5,727)	(5,652)
Loans, net	876,374	863,467
Premises and equipment, net	43,343	42,189
Accrued interest receivable	3,115	3,466
Other real estate owned and repossessed assets	268	21
Goodwill	4,485	4,485
Core deposit intangible	3,311	3,486
SBA servicing asset	3,512	3,411
Deferred tax asset, net	1,588	1,480
Bank-owned life insurance	480	479
Federal Home Loan Bank and other bank stock, at cost	4,802	4,812
Other assets	5,328	3,751
Total assets	$1,039,478	$1,030,298
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$178,457	$176,726
Interest-bearing	235,831	250,491
Total transaction accounts	414,288	427,217
Time deposits	426,675	408,151
Total deposits	840,963	835,368
Accrued interest payable	424	407
Short-term borrowings	15,000	15,000
Long-term borrowings	75,203	76,411
Other liabilities	4,909	3,973
Total liabilities	936,499	931,159
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $1 par value; 5 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, no par value; 50 million shares authorized; 7,486,611 and 7,280,183 shares issued and outstanding	84,952	82,615
Retained earnings	19,038	17,025
Accumulated other comprehensive income (loss)	(1,011)	(501)
Total stockholders' equity	102,979	99,139
Total liabilities and stockholders' equity	$1,039,478	$1,030,298

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Interest income:
Interest and fees on loans	$12,291	$10,445
Interest and dividends on investment securities	214	—
Other interest income	148	306
Total interest income	12,653	10,751
Interest expense:
Interest on deposits	1,731	1,585
Interest on FHLB advances and other borrowings	541	391
Total interest expense	2,272	1,976
Net interest income	10,381	8,775
Provision for loan losses	339	550
Net interest income after provision for loan losses	10,042	8,225
Noninterest income:
Service charges and fees	357	384
SBA loan servicing fees	624	546
Mortgage referral fees	156	130
Gain on sales of loans, net	1,474	1,030
Gain (loss) on sales of other assets	(32)	(22)
Other noninterest income	9	7
Total noninterest income	2,588	2,075
Noninterest expense:
Salaries and employee benefits	6,858	6,604
Occupancy and equipment expenses	1,236	1,201
Loan and other real estate related expenses	63	123
Professional services	311	273
Data processing and network	313	269
Regulatory assessments and insurance	255	232
Amortization of intangibles	176	176
Advertising	115	127
Marketing	118	131
Telephone expense	98	135
Other operating expenses	583	639
Total noninterest expense	10,126	9,910
Income before income tax expense	2,504	390
Income tax expense	491	171
Net income	$2,013	$219
Earnings per common share:
Basic	$0.27	$0.03
Diluted	$0.27	$0.03
Weighted average common shares outstanding:
Basic	7,348,992	7,099,941
Diluted	7,543,606	7,406,228

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$2,013	$219
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $136 and $0, respectively	(510)	—
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $0 and $0, respectively	—	—
Total other comprehensive income (loss)	(510)	—
Total comprehensive income	$1,503	$219

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(Dollars in thousands)

	Shares of Common	Shares of Preferred	Common	Preferred	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance as of January 1, 2017	7,069,527	170,236	$78,871	$1,753	$12,272	$—	$92,896
Net income	—	—	—	—	219	—	219
Conversion of preferred stock	170,236	(170,236)	1,753	(1,753)	—	—	—
Exercise of stock options	1,500	—	16	—	—	—	16
Stock-based compensation	—	—	959	—	—	—	959
Balance as of March 31, 2017	7,241,263	—	$81,599	$—	$12,491	$—	$94,090
Balance as of January 1, 2018	7,280,183	—	$82,615	$—	$17,025	$(501)	$99,139
Net income	—	—	—	—	2,013	—	2,013
Exercise of stock options and warrants	206,428	—	2,185	—	—	—	2,185
Stock-based compensation	—	—	152	—	—	—	152
Other comprehensive income (loss)	—	—	—	—	—	(510)	(510)
Balance as of March 31, 2018	7,486,611	—	$84,952	$—	$19,038	$(1,011)	$102,979

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$2,013	$219
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	339	550
Depreciation and amortization	446	445
Net amortization (accretion) of premium (discount) on investment securities	108	—
Amortization of intangible assets	176	176
Accretion of discount on retained SBA loans	(275)	(184)
Deferred tax expense (benefit)	27	(220)
Originations of loans held for sale	(17,941)	(17,791)
Proceeds from loans held for sale	18,730	17,656
Net gains on sale of loans held for sale	(1,474)	(1,030)
Gain (loss) on sale of other real estate owned	3	(49)
Fair value adjustment on SBA servicing asset	231	134
Stock-based compensation	152	959
Increase in cash surrender value of BOLI	(1)	—
Net change in operating assets and liabilities:
Net change in accrued interest receivable	351	129
Net change in accrued interest payable	17	98
Net change in other assets	(1,577)	(361)
Net change in other liabilities	936	(490)
Net cash provided by (used in) operating activities	2,261	241
Cash Flows From Investing Activities:
Paydown and maturities of investment securities available for sale	688	1
Net purchase of FHLB and other bank stock	10	(13)
Net change in loans	(13,603)	(16,195)
Proceeds from the sale of other real estate owned	18	16
Purchase of premises and equipment	(1,600)	(608)
Proceeds from the sale of premises and equipment	—	55
Net cash provided by (used in) investing activities	(14,487)	(16,744)
Cash Flows From Financing Activities:
Net change in deposits	5,595	23,286
Repayment of long-term borrowings	(1,208)	(1,143)
Proceeds from short-term borrowings	5,000	1,250
Repayment of short-term borrowings	(5,000)	—
Exercise of stock options	2,185	16
Net cash provided by (used in) financing activities	6,572	23,409
Net Change in Cash and Cash Equivalents	(5,654)	6,906
Cash and Cash Equivalents at Beginning of Period	57,949	152,232
Cash and Cash Equivalents at End of Period	$52,295	$159,138
Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,255	$1,878
Income taxes paid	—	—
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$268	$270

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Spirit of Texas Bancshares, Inc. (the “Holding Company” or “Company”) is a bank holding company headquartered in Conroe, Texas that provides, through its bank subsidiary, a variety of financial services to individuals and corporate customers in Texas, which are primarily agricultural, light industrial and commercial areas.

On March 16, 2017, the Company filed a Second Amended and Restated Certificate of Formation with the Texas Secretary of State to affect a reverse stock split of its outstanding common stock which became effective on March 16, 2017. As a result of the reverse split, every two shares of the Company’s issued and outstanding common stock were consolidated into one issued and outstanding share of common stock. The computations of all share and per share amounts have been adjusted retroactively to reflect the reverse stock split.

Basis of Presentation

The consolidated financial statements include the accounts of the Holding Company and the accounts of its wholly-owned subsidiary, Spirit of Texas Bank (the “Bank”).  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 4, 2018.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included.  The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting periods and the related disclosures.  Although management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2018 actual conditions could vary from those anticipated, which could affect the Company’s financial condition and results of operations.  Actual results could differ from those estimates.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.”  ASU 2017-09 seeks to provide clarity, reduce diversity in practice, and reduce cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, regarding a change to the terms or conditions of a share-based payment award. In fact, ASU 2017-09 provides guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. Note that the current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The amendments of ASU 2017-09 were effective for the Company as of January 1, 2018 and adoption of the ASU had no impact on the consolidated financial statements; however, should the Company modify the terms or conditions of any share-based payment award in the future, this modification would be evaluated and disclosed as appropriate based on the amendments of ASU 2017-09.

ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.”  Issued in March 2017, ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium.  In particular, the amendments in ASU 2017-08 require the premium to be amortized to the earliest call date. The amendments do not, however, require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity.  Notably, the amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities.  Securities within the scope of ASU 2017-08 are purchased debt securities that have explicit, non-contingent call features that are callable at fixed prices and on preset dates.  The amendments of ASU 2017-08 become effective for public entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 and for other entities for periods beginning after December 15, 2019.    Management will adopt this ASU using the public company effective date as early adoption is permitted and is currently evaluating the impact this ASU will have on the consolidated financial statements; however, the adoption of ASU 2017-08 is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  Issued in January 2017, ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.  In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  However, under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test.  ASU 2017-04 is effective prospectively for public entities for annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019 and for all other entities for impairment tests in fiscal years beginning after December 15, 2021.  Management will adopt this ASU using the public company effective date as early adoption is permitted and will continue to evaluate the impact this ASU will have on the consolidated financial statements through its effective date; however, the adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” Issued in January 2017, ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, which determines whether goodwill should be recorded or not. The amendments in ASU No. 2017-01 provide a screen to determine when a set of assets and activities (collectively, a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.  If, however, the screen is not met, then the amendments in ASU 2017-01 require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and remove the evaluation of whether a market participant could replace missing elements.  The revised definition will result in more transactions being recorded as asset acquisitions or dispositions as opposed to business acquisitions or dispositions.  The amendments of ASU 2017-01 are effective for public business entities for fiscal years beginning after December 15, 2017, and for private companies for fiscal years beginning after December 15, 2018.  Management has elected to adopt this ASU using the private company effective date and is currently evaluating the impact this ASU will have on the consolidated financial statements; however, the adoption of ASU 2017-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)." The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The Company has adopted the amendments in ASU 2016-18 as of January 1, 2018.  Adoption of the ASU did not impact the consolidated financial statements given that the Company does not have restrictions on cash for any period presented.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." The objective of issuing this ASU is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. As such, the Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this guidance eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments of this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and for private companies for fiscal years beginning after December 15, 2018.  Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. Management has elected to adopt this ASU using the private company effective date and is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations or cash flows.

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” Issued in August 2016, ASU 2016-15 provides guidance to reduce the diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments of ASU 2016-15 provide guidance on eight specific cash flow items: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon bonds; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle.  The amendments of ASU 2016-15 are effective for public entities for interim and annual periods beginning after December 15, 2017 and for all other entities for periods beginning after December 15, 2018.  Management has adopted the amendments in ASU 2016-15 as of January 1, 2018.  Adoption of the ASU did not impact the consolidated financial statements given that the consolidated financial statements do not contain any of the eight specific cash flow items for any period presented.

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Issued in June 2016, ASU 2016-13 will add FASB ASC Topic 326, “Financial Instruments-Credit Losses” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.”  The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses.  ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate.  Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down.  The amendments of ASU 2016-13 are effective for public entities for interim and annual periods beginning after December 15, 2019 and for all other entities for periods beginning after December 15, 2020.  Earlier application is permitted for interim and annual periods beginning after December 15, 2018.  Management has elected to adopt this ASU using the private company effective date and is currently evaluating the impact this ASU will have on the consolidated financial statements and that evaluation will depend on economic conditions and the composition of the Company’s loan and lease portfolio at the time of adoption.

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  The amendments of ASU 2016-02 are effective for public entities for interim and annual periods beginning after December 15, 2018 and for other entities for periods beginning after December 15, 2019.  The adoption of this ASU will result in an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee.  Management will adopt this ASU using the public company effective date as early adoption is permitted and is currently evaluating the impact this ASU will have on the consolidated financial statements and is in the process of preparing an inventory of existing leases and service contracts that could contain right-of-use assets.

ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of the FASB Accounting Standards Codification).”  Issued in January 2016, ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information.  The amendments of ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; (iii) eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (iv) requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requiring an entity that has elected the fair value option to measure the fair value of a liability to present separately in other comprehensive income the portion of the change in the fair value resulting from a change in the instrument-specific credit risk; (vi) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets.  The amendments of ASU were adopted as of January 1, 2018 and resulted in an increase in the disclosed fair value of loans of approximately $500 thousand.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.” ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year.  ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for public business entities for fiscal years beginning after December 15, 2017, and for private companies for fiscal years beginning after December 15, 2018.  All subsequently issued ASU’s which provide additional guidance and clarifications to various aspects of FASB ASC Topic 606 will become effective when the amendments of ASU 2014-09 become effective.  These subsequently issued ASU’s include ASU 2016-08 “Revenue from Contracts with Customers (Topic 606)-Principal versus Agent Considerations,” ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing,” and ASU 2016-12 “Revenue from Contracts with Customers (Topic 606)-Narrow Scope Improvements and Practical Expedients.”  These amendments clarify the main provisions of ASU-2014-09 with respect to specific revenue types based upon implementation questions submitted.  Specifically, revenue in which a third party satisfies a portion of the performance obligations, revenue from licensing activities, and the assessment of collectability, treatment of sales taxes, non-cash consideration, and contract modifications at transition.  Management has elected to adopt this ASU using the private company effective date and has completed an analysis to determine which revenue streams are within the scope of ASU 2014-09 and the related clarifying ASU’s and has determined that interest income and revenue generated from transfers and servicing of financial instruments, specifically, gain on sale of loans and servicing fees are out of scope.  Management is continuing to evaluate the most appropriate transition method of application and the impact that ASU 2014-09 and the related clarifying ASU’s will have on in scope revenue streams, specifically, service charges and fees, mortgage referral fees, and gains or losses on other real estate owned.

NOTE 2. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized	Unrealized		Fair
March 31, 2018	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$2,011	$—	$104	$1,907
Residential mortgage-backed securities	29,371	—	1,005	28,366
Corporate bonds and other debt securities	5,700	—	171	5,529
Total available for sale	$37,082	$—	$1,280	$35,802

	Amortized	Unrealized		Fair
December 31, 2017	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:				—
U.S. Government agencies	$2,010	$—	$61	$1,949
Residential mortgage-backed securities	30,156	—	527	29,629
Corporate bonds and other debt securities	5,711	—	46	5,665
Total available for sale	$37,877	$—	$634	$37,243

There were no securities pledged at March 31, 2018 or December 31, 2017, respectively.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

	Amortized	Fair
March 31, 2018	Cost	Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$—	$—
Due after one year through five years	4,133	4,017
Due after five years through ten years	3,102	2,965
Due after ten years	476	454
Residential mortgage-backed securities	29,371	28,366
Total available for sale	$37,082	$35,802

For purposes of the maturity table, residential mortgage-backed securities, the principal of which are repaid periodically, are presented as a single amount. The expected lives of these securities will differ from contractual maturities because borrowers may have the right to prepay the underlying loans with or without prepayment penalties.

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
March 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$1,907	$104	$—	$—	$1,907	$104
Residential mortgage-backed securities	24,399	865	3,967	140	28,366	1,005
Corporate bonds and other debt securities	5,529	171	—	—	5,529	171
Total available for sale	$31,835	$1,140	$3,967	$140	$35,802	$1,280

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$1,949	$61	$—	$—	$1,949	$61
Residential mortgage-backed securities	29,627	527	—	—	29,627	527
Corporate bonds and other debt securities	5,665	46	—	—	5,665	46
Total available for sale	$37,241	$634	$—	$—	$37,241	$634

At March 31, 2018, the Company’s security portfolio consisted of 50 securities, all of which were in an unrealized loss position. 44 of the 50 securities in an unrealized loss position at March 31, 2018 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.

The Company monitors its investment securities for other-than-temporary-impairment (“OTTI”). Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at March 31, 2018. The following describes the basis under which the Company has evaluated OTTI:

U.S. Government Agencies and Residential Mortgage-Backed Securities (“MBS”):

The unrealized losses associated with U.S. Government agencies and residential MBS are primarily driven by changes in interest rates. These securities have either an explicit or implicit U.S. government guarantee.

Corporate Bonds & Other Debt Securities:

Securities were generally underwritten in accordance with the Company’s investment standards prior to the decision to purchase, without relying on a bond issuer’s guarantee in making the investment decision. These investments are investment grade and will continue to be monitored as part of the Company’s ongoing impairment analysis, but are expected to perform in accordance with their terms.

There were no securities sold for the three months ended March 31, 2018 or 2017.

NOTE 3. LOANS, NET

Loans consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Commercial and industrial loans (1)	$137,400	$135,040
Real estate:
1-4 single family residential loans	238,382	232,510
Construction, land and development	143,646	139,470
Commercial real estate loans (including multifamily)	289,571	285,731
Consumer loans and leases	20,824	22,736
Municipal and other loans	52,278	53,632
Total loans held in portfolio (2)	$882,101	$869,119
Allowance for loan losses	(5,727)	(5,652)
Loans held in portfolio, net	$876,374	$863,467

(1) Balance includes $70.1 million and $67.1 million of the unguaranteed portion of SBA loans as of March 31, 2018 and December 31, 2017, respectively.

(2) Balance includes $(3.5) million and $(3.4) million of deferred fees, cost, premium and discount as of March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018 and December 31, 2017, the Company had pledged loans as collateral for FHLB advances of $359.5 million and $358.2 million, respectively. There were no recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of March 31, 2018 and December 31, 2017.

The Company originates and sells loans secured by the SBA. The Company retains the unguaranteed portion of the loan and servicing on the loans sold and receives a fee based upon the principal balance outstanding. During the three months ended March 31, 2018 and 2017, the Company sold approximately $17.1 million and $13.5 million, respectively, in loans to third parties. The loan sales resulted in realized gains of $1.5 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively.

In the ordinary course of business, the Company makes loans to executive officers and directors. Loans to these related parties, including companies in which they are principal owners, are as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Principal outstanding, beginning of year	$463	$9,036
Additions (reductions) of affiliations	—	(7,708)
New loans made in current year	—	—
Repayments	(21)	(787)
Principal outstanding, end of year	$442	$541

There were no unfunded commitments to related parties at March 31, 2018 or December 31, 2017.

NOTE 4. ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The methodology is based on historical loss experience by type of credit and internal risk grade, changes in the composition and volume of the portfolio, and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan and lease losses is designated to account for credit deterioration as it occurs.

During 2017, the Company refined its allowance for loan loss methodology based upon management judgement and applicable regulatory guidance.  The calculation of reserves on loans collectively evaluated for impairment was altered to reflect five years of historical loss experience which more appropriately matches the weighted average life of loans in the portfolio.  Additionally, the calculated historical loss experience is now allocated across the portfolio’s risk rates using a probability of default curve constructed from the Bank’s historical default data. Management also updated the qualitative component of the reserve on loans collectively evaluated for impairment to allow for a greater sensitivity to current trends.

Changes in the allowance for loan and lease losses by loan portfolio and segment for the three months ended March 31, 2018 and 2017 are as follows:

	Allowance Rollforward
Three Months Ended March 31, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,046	$(324)	$66	$118	$2,906
Real estate:
1-4 single family residential loans	902	—	—	(15)	887
Construction, land and development loans	441	—	—	99	540
Commercial real estate loans (including multifamily)	898	—	—	134	1,032
Consumer loans and leases	198	(6)	—	(17)	175
Municipal and other loans	167	—	—	20	187
Ending Allowance Balance	$5,652	$(330)	$66	$339	$5,727

	Allowance Rollforward
Three Months Ended March 31, 2017	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,347	$(260)	$—	$364	$2,451
Real estate:
1-4 single family residential loans	647	—	—	29	676
Construction, land and development loans	364	—	—	16	380
Commercial real estate loans (including multifamily)	667	(15)	—	45	697
Consumer loans and leases	186	(82)	—	90	194
Municipal and other loans	146	—	—	6	152
Ending Allowance Balance	$4,357	$(357)	$—	$550	$4,550

Credit Quality Indicators

In evaluating credit risk, the Company looks at multiple factors; however, management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 single family residential, home equity loans and lines of credit and consumer loans. Delinquency statistics are updated at least monthly. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial, construction, land and development and commercial real estate loans. Internal risk ratings are updated on a continuous basis.

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment:

	Accruing
March 31, 2018	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$135,102	$175	$100	$—	$2,023	$137,400
Real estate:
1-4 single family residential loans	236,611	451	15	—	1,305	238,382
Construction, land and development	142,048	1,293	305	—	—	143,646
Commercial real estate loans (including multifamily)	289,138	—	—	—	433	289,571
Consumer loans and leases	20,577	142	—	—	105	20,824
Municipal and other loans	52,278	—	—	—	—	52,278
Total loans	$875,754	$2,061	$420	$—	$3,866	$882,101

	Accruing
December 31, 2017	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$132,775	$302	$3	$33	$1,927	$135,040
Real estate:
1-4 single family residential loans	230,738	637	—	—	1,135	232,510
Construction, land and development	139,470	—	—	—	—	139,470
Commercial real estate loans (including multifamily)	284,869	415	—	—	447	285,731
Consumer loans and leases	22,538	98	47	—	53	22,736
Municipal and other loans	53,632	—	—	—	—	53,632
Total loans	$864,022	$1,452	$50	$33	$3,562	$869,119

There were no loans past due greater than 90 days or more and still accruing at March 31, 2018. There was one loan past due greater than 90 days or more and still accruing at December 31, 2017 with a recorded investment of $33 thousand.

At March 31, 2018, non-accrual loans that were 30 to 59 days past due were $267 thousand, non-accrual loans that were 60 to 89 days past due were $213 thousand, and non-accrual loans that were 90 days or more past due were $288 thousand. At December 31, 2017, non-accrual loans that were 30 to 59 days past due were $209 thousand, non-accrual loans that were 60 to 89 days past due were $57 thousand, and non-accrual loans that were 90 days or more past due were $427 thousand.

Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. Loans with well-defined credit weaknesses including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves are assigned an internal risk rating of substandard. Loans classified as substandard can be on an accrual or non-accrual basis, as determined by its unique characteristics. A loan with a weakness so severe that collection in full is highly questionable or improbable will be assigned an internal risk rating of doubtful.

The following table summarizes the Company’s loans by key indicators of credit quality:

March 31, 2018	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$131,535	$2,270	$3,595	$—
Real estate:
1-4 single family residential loans	233,216	935	4,231	—
Construction, land and development	141,647	94	1,905	—
Commercial real estate loans (including multifamily)	281,847	4,500	3,224	—
Consumer loans and leases	20,660	—	164	—
Municipal and other loans	52,278	—	—	—
Total loans	$861,183	$7,799	$13,119	$—

December 31, 2017	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$129,288	$2,331	$3,421	$—
Real estate:
1-4 single family residential loans	228,450	1,090	2,970	—
Construction, land and development	137,760	1,403	307	—
Commercial real estate loans (including multifamily)	276,096	5,877	3,758	—
Consumer loans and leases	22,528	—	208	—
Municipal and other loans	53,632	—	—	—
Total loans	$847,754	$10,701	$10,664	$—

Internal risk ratings and other credit metrics are key factors in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan and lease losses.

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment		Allowance for Credit Loss
March 31, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$1,882	$135,518	$1,148	$1,758
Real estate:
1-4 single family residential loans	1,458	236,924	—	887
Construction, land and development	—	143,646	—	540
Commercial real estate loans (including multifamily)	433	289,138	—	1,032
Consumer loans and leases	106	20,718	21	154
Municipal and other loans	—	52,278	—	187
Total loans	$3,879	$878,222	$1,169	$4,558

	Loans - Recorded Investment		Allowance for Credit Loss
December 31, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$2,194	$132,846	$1,226	$1,820
Real estate:
1-4 single family residential loans	1,292	231,218	119	783
Construction, land and development	—	139,470	—	441
Commercial real estate loans (including multifamily)	447	285,284	—	898
Consumer loans and leases	53	22,683	16	182
Municipal and other loans	—	53,632	—	167
Total loans	$3,986	$865,133	$1,361	$4,291

The following tables set forth certain information regarding the Company’s impaired loans that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
March 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$1,727	$1,742	$1,148	$155	$333
Real estate:
1-4 single family residential loans	—	—	—	1,458	1,458
Construction, land and development	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	433	433
Consumer loans and leases	106	106	21	—	—
Municipal and other loans	—	—	—	—	—
Total loans	$1,833	$1,848	$1,169	$2,046	$2,224

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$1,811	$1,850	$1,226	$383	$386
Real estate:
1-4 single family residential loans	119	119	119	1,173	1,174
Construction, land and development	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	447	447
Consumer loans and leases	53	52	16	—	—
Municipal and other loans	—	—	—	—	—
Total loans	$1,983	$2,021	$1,361	$2,003	$2,007

	Three Months Ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial loans	$1,913	$—	$1,940	$—
Real estate:
1-4 single family residential loans	1,463	—	334	—
Construction, land and development	—	—	—	—
Commercial real estate loans (including multifamily)	437	—	2,301	—
Consumer loans and leases	106	—	25	—
Municipal and other loans	—	—	—	—
Total loans	$3,919	$—	$4,600	$—

Troubled Debt Restructurings:

The following table provides a summary of troubled debt restructurings (“TDRs”) based upon delinquency status, all of which are considered impaired:

	March 31, 2018		December 31, 2017
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial loans	2	$52	5	$270
Real estate:
1-4 single family residential loans	2	153	—	—
Construction, land and development	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—
Consumer loans and leases	—	—	—	—
Municipal and other loans	—	—	—	—
Total performing TDRs	4	205	5	270
Nonperforming TDRs	8	586	10	651
Total TDRs	12	$791	15	$921
Allowance attributable to TDRs		$247		$411

The following table summarizes TDRs and includes newly designated TDRs as well as modifications made to existing TDRs. Modifications may include, but are not limited to, granting a material extension of time, entering into a forbearance agreement, adjusting the interest rate, accepting interest only payments for an extended period of time, a change in the amortization period or a combination of any of these. Post-modification balances represent the recorded investment at the end of Day 2 in which the modification was made:

Three Months Ended March 31,
	2018				2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in thousands)
Commercial and industrial loans	5	$369	$369	$30	6	$383	$383	$109
Real estate:
1-4 single family residential loans	—	—	—	—	—	—	—	—
Construction, land and development	—	—	—	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—
Municipal and other loans	—	—	—	—	—	—	—	—

NOTE 5. GOODWILL AND INTANGIBLES

Goodwill and other intangible assets, which consist of core deposit intangibles, are summarized as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Goodwill	$4,485	$4,485
Core deposit intangible	7,179	7,179
Total	11,664	11,664
Less: Accumulated amortization	(3,868)	(3,693)
Total, net	$7,796	$7,971

Amortization expense for core deposit intangibles for the three months ended March 31, 2018 and 2017 totaled $176 thousand each.

The estimated amount of amortization expense for core deposit intangible assets to be recognized over the next five fiscal years is as follows:

Type of intangibles	Remainder of 2018	2019	2020	2021	2022	2023
	(Dollars in thousands)
Core deposit intangible	$527	$703	$703	$607	$371	$239

NOTE 6. SBA SERVICING ASSET

SBA servicing assets are recognized separately when rights are acquired through the sale of the guaranteed portion of SBA loans. These servicing rights are initially measured at fair value at the date of sale and included in the gain on sale. Updated fair values are obtained from an independent third party on a quarterly basis and adjustments are presented in SBA loan servicing fees on the consolidated statements of income. To determine the fair value of SBA servicing rights, the Company uses market prices for comparable servicing contracts, when available, or alternatively, uses a valuation model that calculates the present value of estimated future net servicing income.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of loans serviced for others were $285.7 million and $275.2 million at March 31, 2018 and December 31, 2017, respectively.

The risks inherent in the SBA servicing asset relate primarily to changes in prepayments that result from shifts in interest rates.  The following summarizes the activity pertaining to SBA servicing rights, which are in the consolidated balance sheets, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Beginning balance	$3,411	$3,132
Origination of servicing assets	332	290
Change in fair value:
Due to run-off	(208)	(184)
Due to market changes	(23)	50
Ending balance	$3,512	$3,288

NOTE 7. DEPOSITS

The following table sets forth the Company’s deposits by category:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Noninterest-bearing demand deposits	$178,457	$176,726
Interest-bearing NOW accounts	9,475	7,318
Savings and money market accounts	226,356	243,173
Time deposits	426,675	408,151
Total deposits	$840,963	$835,368
Time deposits $100,000 and greater	$331,619	$314,102
Time deposits $250,000 and greater	87,216	82,816
Related party deposits (executive officers and directors)	15,953	13,914

The aggregate amount of overdraft demand deposits reclassified to loans was $25 thousand and $27 thousand at March 31, 2018 and December 31, 2017, respectively. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totaled $283.0 million, $103.3 million, $21.7 million, $7.8 million and $10.8 million, respectively.

NOTE 8. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Spirit of Texas Bancshares, Inc. 2008 Stock Plan

Option activity for the period indicated is summarized as follows:

	2008 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2018	1,415,350	$12.59
Granted	—	—	$—
Exercised	(191,428)	10.63	$741
Forfeited (1)	(11,875)	13.33
Expired	—	—
Outstanding at March 31, 2018	1,212,047	$12.89	$1,951	5.43
Exercisable at March 31, 2018	936,397	$12.51	$1,863	4.85
Vested at March 31, 2018	936,397	$12.51	$1,863	4.85

(1) Forfeitures are accounted for in the period they occur.

The total unrecognized compensation cost of $1.1 million related to the 2008 Stock Plan for the share awards outstanding at March 31, 2018 will be recognized over a weighted average remaining period of 2.34 years.

Spirit of Texas Bancshares, Inc. 2017 Stock Plan

Option activity for the period indicated is summarized as follows:

	2017 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2018	127,927	$15.00
Granted	4,850	15.00	$—
Exercised	—	—
Forfeited (1)	—	—
Expired	—	—
Outstanding at March 31, 2018	132,777	$15.00	$—	8.96
Exercisable at March 31, 2018	75,600	$15.00	$—	8.90
Vested at March 31, 2018	75,600	$15.00	$—	8.90

(1) Forfeitures are accounted for in the period they occur.

The fair values of the stock options granted for the three months ended March 31, 2018 were determined utilizing the Black-Scholes pricing model methodology. A summary of assumptions used to calculate the fair values of the 2017 Stock Plan awards is presented below:

2017 Stock Plan
Three Months Ended
March 31, 2018
Expected volatility	20%
Expected dividend yield	0.0%
Expected term (years)	7.5
Risk-free interest rate	2.36 - 2.46%
Weighted average grant date fair value	$4.36

The Company uses the calculated value method to account for its options. Management determined that the SNL Small Cap U.S. Bank Index is representative of the Company’s industry and has used the historical closing return values of that index to estimate volatility. The expected term represents the period of time that the 2017 Stock Plan awards are expected to be outstanding from the date of grant. The risk-free interest rate is based on the U.S. Treasury yields for the expected term of the instrument.

The total unrecognized compensation cost of $223 thousand related to the 2017 Stock Plan for the share awards outstanding at March 31, 2018 will be recognized over a weighted average remaining period of 4.03 years.

Warrants

Warrant activity for the period indicated is summarized as follows:

	Spirit of Texas Bancshares, Inc. 2008 Warrants
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2018	105,000	$10.00
Granted	—	—
Exercised	(15,000)	10.00	$68
Forfeited (1)	—	—
Expired	—	—
Outstanding at March 31, 2018	90,000	$10.00	$405	0.63
Exercisable at March 31, 2018	90,000	$10.00	$405	0.63
Vested at March 31, 2018	90,000	$10.00	$405	0.63

(1) Forfeitures are accounted for in the period they occur.

There is no remaining expense to be recognized on the Spirit of Texas Bancshares, Inc. 2008 Warrants.

There was no activity during the three months ended March 31, 2018 on the Bank4Texas or Oasis Warrants.

NOTE 9. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share data)
Net income as reported	$2,013	$219
Less: Participated securities share of undistributed earnings	—	4
Net income available to common stockholders	$2,013	$215
Weighted average number of common shares - basic	7,348,992	7,099,941
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	194,614	306,287
Weighted average number of common shares - diluted	7,543,606	7,406,228
Basic earnings per common share	$0.27	$0.03
Diluted earnings per common share	$0.27	$0.03
Anti-dilutive warrants and stock options	391,877	292,100

NOTE 10. INCOME TAXES

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rates for the three months ended March 31, 2018 and 2017 were 19.6% and 43.8%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2018 was primarily due to the enactment of the Tax Cuts and Jobs Act which reduced the corporate tax rate from 34.0% to 21.0%. Additionally, there was an increase in the effective tax rate for the three months ended March 31, 2017 due to the issuance of director incentive stock options that vested immediately.

The Company recorded an uncertain tax position at March 31, 2018 and December 31, 2017 arising from a deduction taken on the 2016 federal return related to a request for change in accounting method.  The total amount of the recorded uncertain tax position at both March 31, 2018 and December 31, 2017 was $903 thousand and is included in other liabilities.  The Company’s policy is to classify interest and penalties associated with income taxes within other expenses. The Company did not record interest and penalties associated with income taxes for the three months ended March 31, 2018 or 2017.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company issues off-balance sheet financial instruments in connection with its lending activities and to meet the financing needs of its customers. These financial instruments include commitments to fund loans and lines of credit as well as commercial and standby letters of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers. The Company follows the same credit policies in making commitments as it does for instruments recorded on the Company’s consolidated balance sheet. Collateral is obtained based on management’s assessment of the customer’s credit risk.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of March 31, 2018 and December 31, 2017, the Company’s reserve for unfunded commitments totaled $40 thousand.

Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.

Financial Instruments Commitments

Unfunded commitments are as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Unfunded loan commitments	$126,593	$134,536
Commercial and standby letters of credit	60	91
Total	$126,653	$134,627

Unfunded loan commitments:

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Commercial and standby letters of credit:

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

Other Commitments and Contingencies

Legal Proceedings

The Company, from time to time, is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based upon advice of legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s consolidated balance sheet, results of operations or cash flows.

NOTE 12. FAIR VALUE MEASUREMENTS

When determining the fair value measurements for assets and liabilities and the related fair value hierarchy, the Company considers the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities.

When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. It is the Company’s policy to maximize the use of observable inputs, minimize the use of unobservable inputs and use unobservable inputs to measure fair value to the extent that observable inputs are not available. The need to use unobservable inputs generally results from the lack of market liquidity, resulting in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments, or the value of the underlying collateral is not market observable. Although third party price indications may be available for an asset or liability, limited trading activity would make it difficult to support the observability of these quotations.

Financial Instruments Carried at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, as well as the general classification of each instrument under the valuation hierarchy.

Investment Securities—Investment securities available for sale are carried at fair value on a recurring basis. When available, fair value is based on quoted prices for the identical security in an active market and as such, would be classified as Level 1. If quoted market prices are not available, fair values are estimated using quoted prices of securities with similar characteristics, discounted cash flows or matrix pricing models. Investment securities available for sale for which Level 1 valuations are not available are classified as Level 2, and include U.S. Government agencies and sponsored enterprises obligations and agency mortgage-backed securities; state and municipal obligations; asset-backed securities; and corporate debt and other securities. Pricing of these securities is generally spread driven.

Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities.

SBA Servicing Asset—The SBA Servicing Asset is carried at fair value on a recurring basis. To determine the fair value of SBA servicing rights, The Company uses market prices for comparable servicing contracts, when available, or alternatively, uses a valuation model that calculates the present value of estimated future net servicing income. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost to service, the discount rate, custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, default rates, late fees and losses. The SBA Servicing Asset is classified as Level 3.

The following table presents the assets and liabilities measured at fair value on a recurring basis:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies	$—	$1,907	$—	$1,907
Residential mortgage-backed securities	—	28,366	—	28,366
Corporate bonds and other debt securities	—	5,529	—	5,529
SBA servicing rights	—	—	3,512	3,512
Total	$—	$35,802	$3,512	$39,314

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies	$—	$1,949	$—	$1,949
Residential mortgage-backed securities	—	29,629	—	29,629
Corporate bonds and other debt securities	—	5,665	—	5,665
SBA servicing rights	—	—	3,411	3,411
Total	$—	$37,243	$3,411	$40,654

There were no transfers of financial assets between levels of the fair value hierarchy during the three months ended March 31, 2018.

Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

Impaired loans and other real estate owned (“OREO”)—The carrying amount of collateral dependent impaired loans is typically based on the fair value of the underlying collateral, which may be real estate or other business assets, less estimated costs to sell. The carrying value of OREO is initially measured based on the fair value, less estimated cost to sell, of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values of real estate collateral are typically based on real estate appraisals which utilize market and income valuation techniques incorporating both observable and unobservable inputs. When current appraisals are not available, the Company may use brokers’ price opinions, home price indices, or other available information about changes in real estate market conditions to adjust the latest appraised value available. These adjustments to appraised values may be subjective and involve significant management judgment. The fair value of collateral consisting of other business assets is generally based on appraisals that use market approaches to valuation, incorporating primarily unobservable inputs. Fair value measurements related to collateral dependent impaired loans and OREO are classified within level 3 of the fair value hierarchy.

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	Estimated Fair Value
	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Assets (classified in Level 3):
Impaired loans	$2,791	$2,553
Other real estate and repossessed assets	268	21

Impairment charges resulting from the non-recurring changes in fair value of underlying collateral of impaired loans are included in the provision for loan losses in the consolidated statement of income. Impairment charges resulting from the non-recurring changes in fair value of OREO are included in other real estate and acquired assets resolution expenses in the consolidated statement of income.

The following tables show significant unobservable inputs used in the recurring and non-recurring fair value measurements of Level 3 assets:

Level 3 Asset	Fair value	Valuation Technique	Unobservable Inputs	Range/Weighted Average
March 31, 2018
Non-recurring:
Impaired loans	$2,791	Third party appraisals	Collateral discounts	0.0% - 100.0% (4.9%)
Other real estate owned	268	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
SBA servicing assets	3,512	Discounted cash flows	Conditional prepayment rate	7.0%
			Discount rate	14.1%
December 31, 2017
Non-recurring:
Impaired loans	$2,553	Third party appraisals	Collateral discounts	0.0% - 100.0% (11.6%)
Other real estate owned	21	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
SBA servicing assets	3,411	Discounted cash flows	Conditional prepayment rate	6.7%
			Discount rate	14.1%

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

March 31, 2018	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$52,295	$52,295	$52,295	$—	$—
Time deposits in other banks	245	245	245	—	—
Available for sale securities	35,802	35,802	—	35,802	—
FHLB and other bank stock	4,802	4,802	—	4,802	—
Loans, net	876,374	869,122	—	—	869,122
Loans held for sale	4,530	4,902	—	4,902	—
Accrued interest receivable	3,115	3,115	—	3,115	—
Bank-owned life insurance	480	480	—	480	—
SBA servicing rights	3,512	3,512	—	—	3,512

Financial Liabilities:
Deposits	$840,963	$839,512	$—	$839,512	$—
Accrued interest payable	424	424	—	424	—
Short-term borrowings	15,000	15,000	—	15,000	—
Long-term borrowings	75,203	73,536	—	73,536	—

December 31, 2017	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$57,949	$57,949	$57,949	$—	$—
Time deposits in other banks	245	245	245	—	—
Available for sale securities	37,243	37,243	—	37,243	—
FHLB and other bank stock	4,812	4,812	—	4,812	—
Loans, net	863,467	870,749	—	—	870,749
Loans held for sale	3,814	4,188	—	4,188	—
Accrued interest receivable	3,466	3,466	—	3,466	—
Bank-owned life insurance	479	479	—	479	—
SBA servicing rights	3,411	3,411	—	—	3,411

Financial Liabilities:
Deposits	$835,368	$840,645	$—	$840,645	$—
Accrued interest payable	407	407	—	407	—
Short-term borrowings	15,000	15,000	—	15,000	—
Long-term borrowings	76,411	67,310	—	67,310	—

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at March 31, 2018 and December 31, 2017, include cash and cash equivalents, time deposits in other banks and accrued interest receivable and payable.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

FHLB and Other Bank Stock:

FHLB and other bank stock can be liquidated only by redemption by the issuer, as there is no market for these securities. These securities are carried at par, which has historically represented the redemption price and is therefore considered to approximate fair value.

Loans:

Fair values for loans are based on a discounted cash flow methodology that considers various factors, including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, whether or not the loan was amortizing and current discount rates. A basis point adjustment for the liquidity premium curve was added to the discounted cash flow methodology to obtain the estimated exit price of the portfolio.  Loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable credit risk and include adjustments for liquidity concerns. The allowance for loan and lease losses is considered a reasonable estimate of the required adjustment to fair value to reflect the impact of credit risk. This estimate is intended to represent an exit value as defined in ASC 820.

Loans Held for Sale:

SBA loans held for sale are carried at the lower of cost or fair value. The fair values of SBA loans held for sale is determined, when possible, using quoted secondary-market prices and are classified within Level 2 of the fair value hierarchy. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.

Bank-owned Life Insurance:

The Company holds life insurance policies on certain officers. The carrying value of these policies approximates fair value as it is based on the cash surrender value adjusted for other charges or amounts due that are probable at settlement.

Deposits:

The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flow analysis and using the rates currently offered for deposits of similar remaining maturities.

Short-term and Long-term Borrowings:

The fair value of advances from the FHLB and other borrowings are estimated by discounting the future cash flows using the current rate at which similar borrowings with similar remaining maturities could be obtained.

NOTE 13. SUBSEQUENT EVENTS

On May 3, 2018, the Company completed its initial public offering of 2,300,000 shares of its common stock at a price of $21.00 per share, which included 300,000 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares of common stock from the Company. Proceeds from this offering, net of underwriting discounts and estimated offering expenses payable by the Company are estimated to be $42.6 million. We intend to use the net proceeds to support our organic growth and for general corporate purposes, including maintenance of our required regulatory capital and potential future acquisition opportunities, and to repay certain outstanding indebtedness.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the three months ended March 31, 2018 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q and in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 4, 2018. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us” and “our company” refer to Spirit of Texas Bancshares, Inc., a Texas corporation, and our wholly-owned banking subsidiary, Spirit of Texas Bank SSB, a Texas state savings bank. References in this Form 10-Q to “Bank” refer to Spirit of Texas Bank SSB. References in this Form 10-Q to “Houston metropolitan area,” “Dallas/Fort Worth metropolitan area” and “Bryan/College Station metropolitan area” refer to the Houston-The Woodlands-Sugar Land Metropolitan Statistical Area, the Dallas-Fort Worth- Arlington Metropolitan Statistical Area and the College Station-Bryan Metropolitan Statistical Area, respectively.

Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We also may make forward-looking statements in our other documents filed or furnished with the SEC. In addition, our senior management may make forward-looking statements orally to investors, analysts, representatives of the media and others. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward looking statements include the foregoing. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond our control. Many possible events or factors could affect our future financial results and performance and could cause such results or performance to differ materially from those expressed in our forward-looking statements.

We have made the forward-looking statements in this Form 10-Q based on assumptions and estimates that we believe to be reasonable in light of the information available to us at this time. However, these forward-looking statements are subject to significant risks and uncertainties, and could be affected by many factors. These factors include, but are not limited to, the following:

•

risks related to the concentration of our business in Texas, and in the Houston and Dallas/Fort Worth metropolitan areas in particular, including risks associated with any downturn in the real estate sector and risks associated with a decline in the values of single family homes in our Texas markets;

•	general market conditions and economic trends nationally, regionally and particularly in our Texas markets, including a decrease in or the volatility of oil and gas prices;
•

risks related to our concentration in our primary markets, which are susceptible to severe weather events that could negatively impact the economies of our markets, our operations or our customers, any of which could have a material adverse effect on our business, financial condition and results of operations;

•	our ability to implement our growth strategy, including identifying and consummating suitable acquisitions;
•

risks related to the integration of any acquired businesses, including exposure to potential asset quality and credit quality risks and unknown or contingent liabilities, the time and costs associated with integrating systems, technology platforms, procedures and personnel, the need for additional capital to finance such transactions, and possible failures in realizing the anticipated benefits from acquisitions;

•	changes in Small Business Administration, or SBA, loan products, including specifically the Section 7(a) program and Section 504 loans, or changes in SBA standard operating procedures;
•	risks associated with our loans to and deposit accounts from foreign nationals;
•	our ability to develop, recruit and retain successful bankers that meet our expectations in terms of customer relationships and profitability;
•	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;

•	risks associated with the relatively unseasoned nature of a significant portion of our loan portfolio;
•	risks related to our strategic focus on lending to small to medium-sized businesses;
•	the accuracy and sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and other estimates;
•	the risk of deteriorating asset quality and higher loan charge-offs;
•	the time and effort necessary to resolve nonperforming assets;
•	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;
•	risks associated with our nonfarm nonresidential and construction loan portfolios, including the risks inherent in the valuation of the collateral securing such loans;
•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
•	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
•	material decreases in the amount of deposits we hold, or a failure to grow our deposit base as necessary to help fund our growth and operations;
•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;
•	potential fluctuations in the market value and liquidity of our investment securities;
•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;
•	risks associated with fraudulent, negligent, or other acts by our customers, employees or vendors;
•	our ability to keep pace with technological change or difficulties when implementing new technologies;
•	risks associated with system failures or failures to protect against cybersecurity threats, such as breaches of our network security;
•	risks associated with data processing system failures and errors;
•	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
•	the initiation and outcome of litigation and other legal proceedings against us or to which we become subject;

•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions, including regulatory requirements to maintain minimum capital levels;
•

the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as further implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act;

•

governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve, as well as legislative and regulatory changes, including as a result of initiatives of the administration of President Donald J. Trump;

•	our ability to comply with supervisory actions by federal and state banking agencies;
•	changes in the scope and cost of Federal Deposit Insurance Corporation, or the FDIC, insurance and other coverage; and
•	systemic risks associated with the soundness of other financial institutions.

Other factors not identified above, including those described under the heading “Risk Factors” in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 4, 2018, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, may also cause our results to differ materially from the anticipated or estimated results described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. You should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law. We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are a Texas corporation and a registered bank holding company located in the Houston metropolitan area with headquarters in Conroe, Texas. We offer a broad range of commercial and retail banking services through our wholly-owned bank subsidiary, Spirit of Texas Bank SSB. We operate through 15 full-service branches located primarily in the Houston and Dallas/Fort Worth metropolitan areas. As of March 31, 2018, we had total assets of $1.04 billion, loans held for investment of $876.4 million, total deposits of $841.0 million and total stockholders’ equity of $103.0 million.

As a bank holding company, we generate most of our revenues from interest income on loans, gains on sale of the guaranteed portion of SBA loans, customer service and loan fees, brokerage fees derived from secondary mortgage originations and interest income from investments in securities. We incur interest expense on deposits and other borrowed funds and noninterest expenses, such as salaries and employee benefits and occupancy expenses. Our goal is to maximize income generated from interest earning assets, while also minimizing interest expense associated with our funding base to widen net interest spread and drive net interest margin expansion. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings that are used to fund those assets. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities.

Changes in market interest rates and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target markets and throughout Texas.

Recent Developments

During the three months ended March 31, 2018, to expand our lending capacities, we hired six senior lenders in the Houston and Dallas/Fort Worth metropolitan areas. Collectively, they have 132 years of banking experience in their respective markets. Additionally, we hired a deposit sourcing specialist in the Bryan/College Station market. We expect these professionals will generate and maintain meaningful portfolios, while also continuing our focus on increasing core deposits to fund loan growth. We intend to continue to seek out talented bankers that are a good cultural fit and have long standing business relationships in our markets.

In February 2018, we relocated one location in The Woodlands to a newly acquired office location in The Woodlands located at 30350 F.M. 2978, Magnolia, Texas 77354. In addition, in April of 2018, we relocated our Dallas and Fort Worth branches. Our new Dallas branch is located at 5301 Spring Valley Road, Dallas, Texas 75254. Our new Fort Worth branch is located at 1120 Summit Avenue, Fort Worth, Texas 76102. We believe these relocations will allow us to better serve our customers in the Houston metropolitan area and the Dallas/Fort Worth metropolitan area, while also enhancing the visibility of our franchise.

We consummated the underwritten initial public offering of our common stock in May 2018. Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “STXB.” In connection with the offering, we issued and sold 2,300,000 shares of our common stock, including 300,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering at an offering price of $21.00 per share, for aggregate gross proceeds of $48.3 million before deducting underwriting discounts and estimated offering expenses, and estimated  aggregate net proceeds of approximately $42.6 million after deducting underwriting discounts and estimated offering expenses, which expenses are not yet finalized. As of the date hereof, we used $7.8 million of net proceeds from this offering to repay in full the outstanding indebtedness under our line of credit with a third party lender, plus accrued and unpaid interest.  For a description of the line of credit see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Borrowings.”  We intend to use the remaining net proceeds to support our continued growth, including organic growth and potential future acquisitions, and for general corporate purposes.

Results of Operations

Our results of operations depend substantially on net interest income and noninterest income. Other factors contributing to our results of operations include our level of our noninterest expenses, such as salaries and employee benefits, occupancy and equipment and other miscellaneous operating expenses.

Net Interest Income

Net interest income represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits and borrowings. To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread, (4) our net interest margin and (5) our provisions for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

Changes in market interest rates and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing deposits and stockholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. We measure net interest income before and after provision for loan losses required to maintain our allowance for loan and lease losses at acceptable levels.

Noninterest Income

Our noninterest income includes the following: (1) service charges and fees; (2) SBA loan servicing fees; (3) mortgage referral fees; (4) gain on the sales of loans, net; (5) gain (loss) on sales of other assets; and (6) other.

Noninterest Expense

Our noninterest expense includes the following: (1) salaries and employee benefits; (2) occupancy and equipment expenses; (3) loan and other real estate related expenses; (4) professional services; (5) data processing and network; (6) regulatory assessments and insurance; (7) amortization of core deposit intangibles; (8) advertising; (9) marketing; (10) telephone expenses; and (11) other.

Financial Condition

The primary factors we use to evaluate and manage our financial condition include liquidity, asset quality and capital.

Liquidity

We manage liquidity based upon factors that include the amount of core deposits as a percentage of total deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the availability of assets to be readily converted into cash without undue loss, the amount of cash and liquid securities we hold, and the repricing characteristics and maturities of our assets when compared to the repricing characteristics of our liabilities, the ability to securitize and sell certain pools of assets and other factors.

Asset Quality

We manage the diversification and quality of our assets based upon factors that include the level, distribution, severity and trend of problem, classified, delinquent, nonaccrual, nonperforming and restructured assets, the adequacy of our allowance for loan and lease losses, discounts and reserves for unfunded loan commitments, the diversification and quality of loan and investment portfolios and credit risk concentrations.

Capital

We manage capital based upon factors that include the level and quality of capital and our overall financial condition, the trend and volume of problem assets, the adequacy of discounts and reserves, the level and quality of earnings, the risk exposures in our balance sheet, the levels of Tier 1 (core), risk-based and tangible equity capital, the ratios of tier 1 (core), risk-based and tangible equity capital to total assets and risk-weighted assets and other factors.

Performance Highlights

Operating and financial highlights for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 include the following:

•	Net Interest Margin and Tax Equivalent Net Interest Margin were 4.41% and 4.46%, respectively, for the first quarter 2018, compared to 3.83% and 3.92%, respectively, for the first quarter of 2017.
•

Diluted earnings per share were $0.27 in the first quarter 2018 compared to $0.03 in the first quarter 2017. Adjusted diluted earnings per share were $0.33 in the first quarter 2018 compared to $0.17 in the first quarter 2017.

•

Return on Average Assets(1) and Adjusted Return on Average Assets(1) were 0.79% and 0.99%, respectively, for the first quarter 2018, compared to 0.09% and 0.51%, respectively, for the first quarter of 2017.

•

Return on Average Stockholders’ Equity(1) and Adjusted Return on Average Stockholders’ Equity(1) were 8.09% and 10.10%, respectively, for the first quarter 2018, compared to 0.95% and 5.40%, respectively, for the first quarter of 2017.

•	Efficiency ratio and Adjusted Efficiency ratio were 78.08% and 72.88%, respectively, for the first quarter 2018, compared to 91.34% and 75.40%, respectively, for the first quarter of 2017.
•

Book value per share was $13.76 in the first quarter 2018 compared to $13.62 in the fourth quarter 2017. Tangible book value per share was $12.71 in the first quarter 2018 compared to $12.52 in the fourth quarter 2017.

(1)Presented on an annualized basis

Tax equivalent net interest margin, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average stockholders’ equity, adjusted efficiency ratio and tangible book value per share are non-GAAP financial measures. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Analysis of Results of Operations

Net income for the three months ended March 31, 2018 totaled $2.0 million, which generated diluted earnings per common share of $0.27 for the three months ended March 31, 2018. Net income for the three months ended March 31, 2017 totaled $219 thousand, which generated diluted earnings per common share of $0.03 for the three months ended March 31, 2017. The increase in net income was driven by an increase in interest income of $1.9 million that was primarily attributable to increasing loan yields, partially offset by an increase in interest expense of $296 thousand, which was mainly the result of increased interest expense on deposits and increased rates on FHLB advances and other borrowings. Our results of operations for the three months ended March 31, 2018 produced an annualized return on average assets of 0.79% compared to an annualized return on average assets of 0.09% for the three months ended March 31, 2017. We had an annualized return on average stockholders’ equity of 8.09% for the three months ended March 31, 2018, compared to an annualized return on average stockholders’ equity of 0.95% for the three months ended March 31, 2017.

Net Interest Income and Net Interest Margin

The following table presents, for the periods indicated, information about (1) average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (2) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (3) the interest rate spread; (4) net interest income and margin; and (5) net interest income and margin (tax equivalent). Interest earned on loans that are classified as nonaccrual is not recognized in income, however the balances are reflected in average outstanding balances for that period. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2018			2017
	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$27,843	$124	1.80%	$145,358	$280	0.78%
Loans, including loans held for sale (2)	884,521	12,291	5.64%	779,993	10,445	5.43%
Investment securities and other	41,385	238	2.33%	4,747	26	2.25%
Total interest-earning assets	953,749	12,653	5.38%	930,098	10,751	4.69%
Noninterest-earning assets	75,945			60,619
Total assets	$1,029,694			$990,717
Interest-bearing liabilities:
Interest-bearing NOW accounts	$7,749	$3	0.15%	$7,622	$3	0.15%
Savings and money market accounts	235,424	342	0.59%	228,094	330	0.59%
Time deposits	417,016	1,386	1.35%	427,893	1,252	1.19%
FHLB advances and other borrowings	93,509	541	2.35%	71,158	391	2.23%
Total interest-bearing liabilities	753,698	2,272	1.22%	734,767	1,976	1.09%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	169,688			159,489
Other liabilities	5,392			2,754
Stockholders' equity	100,916			93,707
Total liabilities and stockholders' equity	$1,029,694			$990,717
Net interest rate spread			4.16%			3.60%
Net interest income and margin		$10,381	4.41%		$8,775	3.83%
Net interest income and margin (tax equivalent)(3)		$10,497	4.46%		$8,996	3.92%

(1) Average balances presented are derived from daily average balances.

(2) Includes loans on nonaccrual status.

(3) In order to make pretax income and resultant yields on tax-exempt loans comparable to those on taxable loans, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the three months ended March 31, 2018 and a federal tax rate of 34% for the three months ended March 31, 2017, which is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities for the periods indicated. The effect of changes in volume is determined by multiplying the change in volume by the prior period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume.

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates follows:

	Three Months Ended March 31, 2018 compared to 2017
	Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$(1,193)	$1,037	$(156)
Loans, including loans held for sale (2)	1,433	413	1,846
Investment securities and other	211	1	212
Total change in interest income	$451	$1,451	$1,902
Interest-bearing liabilities:
Interest-bearing NOW accounts	—	—	—
Savings and money market accounts	12	—	12
Time deposits	(196)	330	134
FHLB advances and other borrowings	128	22	150
Total change in interest expenses	(56)	352	296
Total change in net interest income	$507	$1,099	$1,606

(1) Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

(2) Includes loans on nonaccrual status.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Net interest income was $10.4 million for the three months ended March 31, 2018 compared to $8.8 million for the three months ended March 31, 2017, representing an increase of $1.6 million, or 18.3%. The increase in net interest income was primarily due to an increase in interest income of $1.9 million partially offset by an increase in interest expense of $296 thousand. Interest income on loans increased by $1.8 million for the three months ended March 31, 2018. The growth in average loans of $104.5 million, including loans held for sale, for the three months ended March 31, 2018, was the primary driver of the increase in interest income on loans, as well as an increase in the average rate on loans of 21 basis points over the same period.

Interest expense was $2.3 million for the three months ended March 31, 2018 compared to $2.0 million for the three months ended March 31, 2017, representing an increase of $296 thousand. This increase was mainly due to an increase in interest expense on deposits and FHLB advances and other borrowings. Interest expense on deposits totaled $1.7 million for the three months ended March 31, 2018 compared to $1.6 million for the three months ended March 31, 2017, representing an increase of $146 thousand, resulting primarily from an increase in the average rate paid on time deposits of 16 basis points for the three months ended March 31, 2018 over the three months ended March 31, 2017. The average cost of deposits for the three months ended March 31, 2018 was 0.85%. This represents an increase of 7 basis points compared to the average cost of deposits of 0.78% for the three months ended March 31, 2017. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2017. For the three months ended March 31, 2018, the average rate paid on time deposits was 1.35% compared to 1.19% for the three months ended March 31, 2017.

Interest expense on FHLB advances and other borrowings increased by $150 thousand for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily attributable to an increase in the average balance of FHLB advances and other borrowings of $22.4 million for the three months ended March 31, 2018. The slight increase in the average rate on borrowings was primarily attributable to rising interest rates during 2017 as well as an increase in the average maturity of our other borrowings.

The net interest margin was 4.41% for the three months ended March 31, 2018 compared to 3.83% for the three months ended March 31, 2017, representing an increase of 58 basis points. The tax equivalent net interest margin was 4.46% for the three months ended March 31, 2018 compared to 3.92% for the three months ended March 31, 2017, representing an increase of 54 basis points. The average yield on interest-earning assets increased by 69 basis points for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 while the average rate paid on interest-bearing liabilities increased by 13 basis points, resulting in a 56 basis point increase in the interest rate spread. The increase in both net interest margin and interest rate spread primarily resulted from the shift in assets from low yielding interest-earning deposits in other banks to higher yielding loans for the three months ended March 31, 2018.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan and lease losses at a level capable of absorbing inherent losses in the loan portfolio. See the discussion under “—Critical Accounting Policies—Allowance for Loan and Lease Losses.” Our management and board of directors review the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance for loan and lease losses calculation is segregated by call report code and then further segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale by loan officers that are subject to validation by a third party loan review or our internal credit committee. Risk ratings are categorized as pass, watch, special mention, substandard, doubtful and loss, with some general allocation of reserves based on these grades. Impaired loans are reviewed specifically and separately under the Financial Accounting Standards Board (“FASB”)’s Accounting Standards Codification (“ASC”) 310, “Receivables”, to determine the appropriate reserve allocation. Management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan and lease losses at an appropriate level.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

The provision for loan losses was $339 thousand for the three months ended March 31, 2018 and $550 thousand for the three months ended March 31, 2017. Our management maintains a proactive approach in managing nonperforming loans, which were $3.9 million, or 0.44% of loans held for investment, at March 31, 2018, and $3.6 million, or 0.41% of loans held for investment, at December 31, 2017. The ratio of net charged-off loans to average loans (annualized) was 0.12% for the three months ended March 31, 2018 compared to 0.19% for the three months ended March 31, 2017. The allowance for loan and lease losses totaled $5.7 million, or 0.65% of loans held for investment, at March 31, 2018 and December 31, 2017. The ratio of allowance for loan and lease losses to nonperforming loans was 148.14% at March 31, 2018, compared to 157.22% at December 31, 2017.

Noninterest Income

Our noninterest income includes the following: (1) service charges and fees; (2) SBA loan servicing fees; (3) mortgage referral fees; (4) gain on the sales of loans, net; (5) gain (loss) on sales of other assets; and (6) other.

The following table presents a summary of noninterest income by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended March 31,
	2018	2017	Change from the Prior Period
Noninterest income:
Service charges and fees	357	384	-7.0%
SBA loan servicing fees	624	546	14.3%
Mortgage referral fees	156	130	20.0%
Gain on sales of loans, net	1,474	1,030	43.1%
Gain (loss) on sales of other assets	(32)	(22)	45.5%
Other noninterest income	9	7	28.6%
Other noninterest income	$2,588	$2,075	24.7%

Three months ended March 31, 2018 compared to three months ended March 31, 2017

For the three months ended March 31, 2018, noninterest income totaled $2.6 million, a $513 thousand, or 24.7%, increase from $2.1 million for the prior period. This increase was primarily due to an increase in gain on sales of loans, net of $444 thousand.

Gain on sales of loans, net, was $1.5 million for the three months ended March 31, 2018 compared to $1.0 million for the three months ended March 31, 2017, primarily due to increased volume of SBA loan originations of $4.9 million.

Noninterest Expense

Our noninterest expense includes the following: (1) salaries and employee benefits; (2) occupancy and equipment expenses; (3) loan and other real estate related expenses; (4) professional services; (5) data processing and network; (6) regulatory assessments and insurance; (7) amortization of core deposit intangibles; (8) advertising; (9) marketing; (10) telephone expenses; and (11) other.

The following table presents a summary of noninterest expenses by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended March 31,
	2018	2017	Change from the Prior Period
Noninterest expense:
Salaries and employee benefits	6,858	6,604	3.8%
Occupancy and equipment expenses	1,236	1,201	2.9%
Loan and other real estate related expenses	63	123	-48.8%
Professional services	311	273	13.9%
Data processing and network	313	269	16.4%
Regulatory assessments and insurance	255	232	9.9%
Amortization of intangibles	176	176	0.0%
Advertising	115	127	-9.4%
Marketing	118	131	-9.9%
Telephone expense	98	135	-27.4%
Other operating expenses	583	639	-8.8%
Total noninterest expense	$10,126	$9,910	2.2%

Three months ended March 31, 2018 compared to three months ended March 31, 2017

For the three months ended March 31, 2018, noninterest expenses totaled $10.1 million, a $216 thousand, or 2.2%, increase from $9.9 million for the prior period. This increase was primarily due to an increase in salaries and employee benefits of $254 thousand.

Salaries and employee benefits totaled $6.9 million for the three months ended March 31, 2018, which included $152 thousand of stock-based compensation expense and a one-time executive bonus expense of $475 thousand. By comparison, salaries and employee benefits totaled $6.6 million for the three months ended March 31, 2017, which included $959 thousand of stock-based compensation expense. During the three months ended March 31, 2017, we incurred a one-time expense of $757 thousand in connection with the accelerated vesting of all stock options held by our board of directors and the board of directors of the Bank approved by our board of directors in February 2017. The increase in salaries and employee benefits is primarily due to the hiring of six senior lenders in the Houston and Dallas/Fort Worth metropolitan areas and the payment of the one-time executive bonus during the three months ended March 31, 2018.

Additionally, other operating expense decreased $56 thousand for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to our efforts to reduce operating expenses.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the differences in the inclusion or deductibility of certain income and expenses for income tax purposes. Our future effective income tax rate will fluctuate based on the mix of taxable and tax-free investments we make, periodic increases in surrender value of bank-owned life insurance policies for certain former executive officers and our overall taxable income.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Income tax expense was $491 thousand for the three months ended March 31, 2018, an increase of $320 thousand compared to income tax expense of $171 thousand for the three months ended March 31, 2017. Our effective tax rates for the three months ended March 31, 2018 and 2017 were 19.6% and 43.8%, respectively, primarily due to the impact of changes in the United States tax law during the year ended December 31, 2017. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“Tax Reform”) resulting in significant modifications to existing law. Our financial statements for the three months ended March 31, 2018 reflect certain effects of the Tax Reform, which include a reduction in the corporate tax rate from 34.0% to 21.0%. Additionally, there was an increase in the effective tax rate for the three months ended March 31, 2017 due to the issuance of director incentive stock options that vested immediately.

We recorded an uncertain tax position at March 31, 2018 and December 31, 2017 arising from a deduction taken on the 2016 federal return related to a request for change in accounting method.  The total amount of the recorded uncertain tax position at both March 31, 2018 and December 31, 2017 was $903 thousand and is included in other liabilities.  Our policy is to classify interest and penalties associated with income taxes within other expenses. We did not record interest and penalties associated with income taxes at March 31, 2018 or 2017.

Financial Condition

Our total assets increased $9.2 million, or 0.9%, from $1.03 billion as of December 31, 2017 to $1.04 billion as of March 31, 2018. Our asset growth was mainly due to the execution of our growth strategy resulting in new customer accounts and growth in balances from existing loan and deposit customers.

Investment Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. The average balance of the securities portfolio including FHLB and The Independent Bankers Bank, or TIB, stock for the three months ended March 31, 2018 and 2017 was $41.4 million and $4.7 million, respectively, with a pre-tax yield of 2.33% and 2.25%, respectively. We held 50 securities classified as available for sale with an amortized cost of $37.1 million as of March 31, 2018.

Management evaluates securities for other-than-temporary impairment, or OTTI, at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. No securities were determined to be OTTI as of March 31, 2018 or December 31, 2017.

The following tables show contractual maturities and the weighted average yields on our investment securities as of the dates presented. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are not presented on a taxable equivalent basis:

	Maturity as of March 31, 2018
	One Year of Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
U.S. Government agencies	$—	0.00%	$—	0.00%	$1,535	2.15%	$476	2.92%
Residential mortgage- backed securities	—	0.00%	2	2.75%	972	2.31%	28,397	2.56%
Corporate bonds and other debt securities	—	0.00%	4,133	2.49%	1,567	2.78%	—	0.00%
Total available for sale	$—	0.00%	$4,135	2.49%	$4,074	2.43%	$28,873	2.57%

	Maturity as of December 31, 2017
	One Year of Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
U.S. Government agencies	$—	0.00%	$—	0.00%	$1,535	2.18%	$475	2.99%
Residential mortgage- backed securities	—	0.00%	2	2.75%	—	0.00%	30,154	2.01%
Corporate bonds and other debt securities	—	0.00%	4,142	2.45%	1,569	2.72%	—	0.00%
Total available for sale	$—	0.00%	$4,144	2.45%	$3,104	2.45%	$30,629	2.03%

As a member institution of the FHLB and TIB, the Bank is required to own capital stock in the FHLB and TIB. As of both March 31, 2018 and December 31, 2017, the Bank held approximately $4.8 million in FHLB and TIB bank stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or TIB. Such repurchases have historically been at par value. We monitor our investment in FHLB and TIB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of March 31, 2018 and December 31, 2017, management did not identify any indicators of impairment of FHLB and TIB stock.

Except for securities issued by U.S. government agencies, we did not have any concentrations where the total outstanding balances issued by a single issuer exceed 10% of our stockholders’ equity as of March 31, 2018 and December 31, 2017.

Our securities portfolio had a weighted average life of 5.40 years and an effective duration of 5.06 years as of March 31, 2018 and a weighted average life of 5.00 years and an effective duration of 5.03 years as of December 31, 2017.

Loans Held for Sale

Loans held for sale consist of the guaranteed portion of SBA loans that we intend to sell after origination. Our loans held for sale were $4.5 million as of March 31, 2018 and $3.8 million as of December 31, 2017.

Loan Concentrations

Our primary source of income is interest on loans to individuals, professionals, small and medium-sized businesses and commercial companies located in the Houston and Dallas/Fort Worth metropolitan areas. Our loan portfolio consists primarily of commercial and industrial loans, 1-4 single family residential real estate loans and loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning asset base.

Our loans of $882.1 million as of March 31, 2018 represented an increase of $13.0 million, or 1.5%, compared to $869.1 million as of December 31, 2017. Our loans as a percentage of assets were 84.9% and 84.4% as of March 31, 2018 and December 31, 2017, respectively.

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table summarizes the allocation of loans by type as of the dates presented.

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial and industrial loans (1)	$137,400	15.6%	$135,040	15.5%
Real estate:
1-4 single family residential loans	238,382	27.0%	232,510	26.8%
Construction, land and development loans	143,646	16.3%	139,470	16.0%
Commercial real estate loans (including multifamily)	289,571	32.8%	285,731	32.9%
Consumer loans and leases	20,824	2.4%	22,736	2.6%
Municipal and other loans	52,278	5.9%	53,632	6.2%
Total loans held in portfolio	$882,101	100.0%	$869,119	100.0%

(1) Balance includes $70.1 million and $67.1 million of the unguaranteed portion of SBA loans as of March 31, 2018 and December 31, 2017, respectively.

Commercial and Industrial Loans (including SBA loans)

Commercial and industrial loans, including SBA loans, are underwritten after evaluating and understanding the borrower’s ability to repay the loan through operating profitably and effectively growing its business. Our management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the credit quality and cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee to add strength to the credit and reduce the risk on a transaction to an acceptable level; however, some short-term loans may be made on an unsecured basis to the most credit worthy borrowers.

In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Due to the nature of accounts receivable and inventory secured loans, we closely monitor credit availability and collateral through the use of various tools, including but not limited to borrowing-base formulas, periodic accounts receivable agings, periodic inventory audits, and/or collateral inspections.

Commercial and industrial loans, including SBA loans, totaled $137.4 million as of March 31, 2018 and represented an increase of $2.4 million, or 1.7%, from $135.0 million as of December 31, 2017. We believe we are well-positioned for loan growth in our commercial and industrial loan portfolio based on our strategic presence in the Houston and Dallas/Fort Worth metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

The primary focus of our SBA lending program is financing well-known national franchises for which the United States generally will guarantee between 75% and 85% of the loan. We are a SBA preferred lender, and originate SBA loans to national franchises in Texas and nationwide. We routinely sell the guaranteed portion of SBA loans to third parties for a premium and retain the servicing rights, for which we earn a 1% fee, and maintain the nonguaranteed portion in our loan portfolio.

SBA loans held in our loan portfolio totaled $70.1 million and $67.1 million at March 31, 2018 and December 31, 2017, respectively. We intend to continue to expand our SBA lending program in the future.

Real estate loans

1-4 single family residential real estate loans (including loans to foreign nationals)

1-4 single family residential real estate loans, including foreign national loans, are subject to underwriting standards and processes similar to commercial and industrial loans. We provide mortgages for the financing of 1-4 single family residential homes for primary occupancy, vacation or rental purposes. The borrowers on these loans generally qualify for traditional market financing. We also specialize in 1-4 single family residential real estate loans to foreign national customers, in which the borrower does not qualify for traditional market financing.

We define our foreign national loans as loans to borrowers who derive more than 50% of their personal income from outside the U.S. We provide mortgages for these foreign nationals in Texas for primary occupancy or secondary homes while travelling to the U.S. Because more than 50 percent of the borrower’s income is derived from outside of the U.S., they do not qualify for traditional market financing. We have developed an enhanced due diligence process for foreign national loans that includes larger down payments than a traditional mortgage, as well as minimum reserves equal to an amount of mortgage payments over a specified period held in the Bank and monthly escrows for taxes and insurance.

1-4 single family residential real estate loans (including loans to foreign nationals) totaled $238.4 million as of March 31, 2018 and represented an increase of $5.9 million, or 2.5%, from $232.5 million as of December 31, 2017. We believe we are well-positioned for loan growth in our 1-4 single family residential real estate loan portfolio based on our strategic presence in the Houston and Dallas/Fort Worth metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

Construction, land and development loans

With respect to loans to developers and builders, we generally require the borrower to have a proven record of success and expertise in the building industry. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate.

Construction loans often involve the disbursement of substantial funds with repayment primarily dependent on the success of the ultimate project.

Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from us until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing. Due to the nature of the real estate industry, we evaluate the borrower’s ability to service the interest of the debt from other sources other than the sale of the constructed property.

Construction loans totaled $143.6 million as of March 31, 2018 and represented an increase of $4.2 million, or 3.0%, from $139.5 million as of December 31, 2017. We believe we are well-positioned for loan growth in our construction, land and development loan portfolio based on our strategic presence in the Houston and Dallas/Fort Worth metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

Commercial real estate loans

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.

Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. As a general rule, we avoid financing special use projects unless strong secondary support is present to help mitigate risk.

Commercial real estate loans consist of owner and nonowner-occupied commercial real estate loans, multifamily loans and farmland. Total commercial real estate loans of $289.6 million as of March 31, 2018 represented an increase of $3.8 million, or 1.3%, from $285.7 million as of December 31, 2017. We believe we are well-positioned for loan growth in our commercial real estate loan portfolio based on our strategic presence in the Houston and Dallas/Fort Worth metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

Consumer loans and leases

Our non-real estate consumer loans are based on the borrower’s proven earning capacity over the term of the loan. We monitor payment performance periodically for consumer loans to identify any deterioration in the borrower’s financial strength. To monitor and manage consumer loan risk, management develops and adjusts policies and procedures as needed. This activity, coupled with a relatively small volume of consumer loans, minimizes risk.

All of our leases are related to the financing of vehicle leases to individuals. These loans are originated by a well-known third party leasing company and subsequently purchased by us after our final credit review. We limit our exposure to individuals living in Texas, within our defined local markets.

Consumer loans and leases totaled $20.8 million as of March 31, 2018 and represented a decrease of $1.9 million, or 8.4%, from $22.7 million as of December 31, 2017. We have not actively grown our consumer portfolio because we believe current pricing on these loans do not adequately cover the inherent risk.

Municipal and other loans

Municipal and other loans consist primarily of loans made to municipalities and emergency service, hospital and school districts as well as agricultural loans.

We make loans to municipalities and emergency service, hospital and school districts primarily throughout Texas. The majority of these loans have tax or revenue pledges and in some cases are additionally supported by collateral. Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service. Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities. Total loans to municipalities and emergency service, hospital and school districts and others were $52.3 million as of March 31, 2018 and represented a decrease of $1.4 million, or 2.5%, from $53.6 million as of December 31, 2017. We have not actively grown our municipal loan portfolio as we were awaiting the outcome of the tax reform and the impact that it would have on pricing.

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due, other real estate owned and repossessed assets and restructured loans as of the dates indicated:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial and industrial loans	$2,023	$1,927
Real estate:
1-4 single family residential loans	1,305	1,135
Construction, land and development loans	—	—
Commercial real estate loans (including multifamily)	433	447
Consumer loans and leases	105	53
Municipal and other loans	—	—
Total nonaccrual loans	3,866	3,562
Accruing loans 90 days or more past due	—	33
Total nonperforming loans	3,866	3,595
Other real estate owned and repossessed assets	268	21
Total nonperforming assets	$4,134	$3,616
Restructured loans (1)	$205	$270

(1) Restructured loans represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Nonperforming loans totaled $3.9 million at March 31, 2018, an increase of $271 thousand, or 7.5%, from $3.6 million at December 31, 2017. Nonperforming assets totaled $4.1 million at March 31, 2018, an increase of $518 thousand, or 14.3%, from $3.6 million at December 31, 2017.

We classify loans as past due when the payment of principal or interest is greater than 30 days delinquent based on the contractual next payment due date. Our policies related to when loans are placed on nonaccrual status conform to guidelines prescribed by bank regulatory authorities. Loans are placed on nonaccrual status when it is probable that principal or interest is not fully collectible, or when principal or interest becomes 90 days past due, whichever occurs first. Loans are removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectability of principal and interest.

Loans are identified for restructuring based on their delinquency status, risk rating downgrade, or at the request of the borrower. Borrowers that are 90 days delinquent and/or have a history of being delinquent, or experience a risk rating downgrade, are contacted to discuss options to bring the loan current, cure credit risk deficiencies, or other potential restructuring options that will reduce the inherent risk and improve collectability of the loan. In some instances, a borrower will initiate a request for loan restructure. We require borrowers to provide current financial information to establish the need for financial assistance and satisfy applicable prerequisite conditions required by us. We may also require the borrower to enter into a forbearance agreement.

Modification of loan terms may include the following: reduction of the stated interest rate; extension of maturity date or other payment dates; reduction of the face amount or maturity amount of the loan; reduction in accrued interest; forgiveness of past-due interest; or a combination of the foregoing.

We engage an external consulting firm to complete an independent loan review and validate our credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk ratings and credit quality assessment decisions made by lenders and credit personnel, as well as our policies and procedures.

The following table sets forth our asset and credit quality ratios for the periods presented:

	March 31, 2018	December 31, 2017
Asset and Credit Quality Ratios
Nonperforming loans to loans held for investment (1)	0.44%	0.41%
Nonperforming assets to loans plus OREO	0.47%	0.42%
Nonperforming assets to total assets (2)	0.40%	0.35%
Net charge-offs to average loans (annualized)(3)	0.12%	0.14%
Allowance for loan losses to nonperforming loans	148.14%	157.22%
Allowance for loan losses to loans held for investment	0.65%	0.65%

(1) Nonperforming loans include loans in nonaccrual status.

(2) Nonperforming assets include loans in nonaccrual status and other real estate owned.

(3) December 31, 2017 ratio uses year to date net charge-offs.

Analysis of the Allowance for Loan and Lease Losses

Allowance for loan and lease losses reflects management’s estimate of probable credit losses inherent in the loan portfolio. The computation of the allowance for loan and lease losses includes elements of judgment and high levels of subjectivity.

The following tables summarize the allocation of allowance for loan and lease losses related to our loans as of the dates and for the periods presented. This allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans:

	Allowance Rollforward
Three Months Ended March 31, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,046	$(324)	$66	$118	$2,906
Real estate:
1-4 single family residential loans	902	—	—	(15)	887
Construction, land and development loans	441	—	—	99	540
Commercial real estate loans (including multifamily)	898	—	—	134	1,032
Consumer loans and leases	198	(6)	—	(17)	175
Municipal and other loans	167	—	—	20	187
Ending Allowance Balance	$5,652	$(330)	$66	$339	$5,727

	Allowance Rollforward
Three Months Ended March 31, 2017	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,347	$(260)	$—	$364	$2,451
Real estate:
1-4 single family residential loans	647	—	—	29	676
Construction, land and development loans	364	—	—	16	380
Commercial real estate loans (including multifamily)	667	(15)	—	45	697
Consumer loans and leases	186	(82)	—	90	194
Municipal and other loans	146	—	—	6	152
Ending Allowance Balance	$4,357	$(357)	$—	$550	$4,550

In determining the allowance for loan and lease losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan and lease losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates.

During 2017, we refined our allowance for loan loss methodology based upon management judgement and applicable regulatory guidance. The calculation of reserves on loans collectively evaluated for impairment was altered to reflect five years of historical loss experience which more appropriately matches the weighted average life of loans in the portfolio. Additionally, the calculated historical loss experience is now allocated across the portfolio’s risk rates using a probability of default curve constructed from the Bank’s historical default data. We also updated the qualitative component of the reserve on loans collectively evaluated for impairment to allow for a greater sensitivity to current trends.

The allowance for loan and lease losses remained flat at $5.7 million at March 31, 2018 as compared to December 31, 2017. The allowance for loan and lease losses as a percentage of nonperforming loans and allowance for loan and lease losses as a percentage of loans held for investment was 148.14% and 0.65%, respectively, as of March 31, 2018, compared to 157.22% and 0.65%, respectively, as of December 31, 2017.

Net loan charge-offs for the three months ended March 31, 2018 totaled $264 thousand, a decrease from $357 thousand of net loan charge-offs for the same period of 2017.

The following table provides the allocation of the allowance for loan and lease losses as of the dates presented:

	March 31, 2018		December 31, 2017
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
Commercial and industrial loans	$2,906	15.6%	$3,046	15.5%
Real estate:
1-4 single family residential loans	887	27.0%	902	26.8%
Construction, land and development loans	540	16.3%	441	16.0%
Commercial real estate loans (including multifamily)	1,032	32.8%	898	32.9%
Consumer loans and leases	175	2.4%	198	2.6%
Municipal and other loans	187	5.9%	167	6.2%
Total	$5,727	100.0%	$5,652	100.0%

Deposits

We expect deposits to be our primary funding source in the future as we optimize our deposit mix by continuing to shift our deposit composition from higher cost time deposits to lower cost demand deposits. Non-time deposits include demand deposits, NOW accounts, and savings and money market accounts.

The following table shows the deposit mix as of the dates presented:

	March 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$178,457	21.2%	$176,726	21.2%
Interest-bearing NOW accounts	9,475	1.1%	7,318	0.9%
Savings and money market accounts	226,356	26.9%	243,173	29.1%
Time deposits	426,675	50.8%	408,151	48.8%
Total deposits	$840,963	100.0%	$835,368	100.0%

Total deposits at March 31, 2018 were $841.0 million, an increase of $5.6 million, or 0.7%, from total deposits at December 31, 2017 of $835.4 million.

The average cost of deposits for the three months ended March 31, 2018 was 0.85%. This represents an increase of 7 basis points compared to the average cost of deposits of 0.78% for the three months ended March 31, 2017. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2017. For the three months ended March 31, 2018, the average rate paid on time deposits was 1.35% compared to 1.19% for the three months ended March 31, 2017.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

March 31, 2018
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$52,400
After three months through six months	55,983
After six months through twelve months	114,629
After twelve months	108,607
Total	$331,619

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB borrowings: The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2018 and December 31, 2017, total remaining borrowing capacity of $275.2 million and $274.0 million, respectively, was available under this arrangement.

Line of credit: We entered into a line of credit with a third party lender in May 2017 that allows us to borrow up to $20 million. The interest rate on this line of credit is based upon 90-day LIBOR plus 4.0%, and unpaid principal and interest is due at the stated maturity of May 12, 2022. This line of credit is secured by a pledge of all of the common stock of the Bank. This line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender. At March 31, 2018, total borrowing capacity of $12.2 million was available under this line of credit and $7.8 million was drawn. On May 8, 2018, we used $7.8 million of net proceeds from our initial public offering to repay in full this line of credit, plus accrued and unpaid interest.

Total borrowings consisted of the following as of the dates presented:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Short-term FHLB borrowings	$15,000	$15,000
Long-term FHLB borrowings	67,415	68,623
Third party lender line of credit	7,788	7,788
Total borrowings	$90,203	$91,411

At March 31, 2018, total borrowings were $90.2 million, a decrease of $1.2 million, or 1.3%, from $91.4 million at December 31, 2017.

Short-term borrowings consist of debt with maturities of one year or less. Our short-term borrowings consist of FHLB borrowings and a third party line of credit. The following table is a summary of short-term borrowings as of and for the periods presented:

	As of/For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Short-term borrowings:
Maximum outstanding at any month-end during the period	$15,000	$40,000
Balance outstanding at end of period	15,000	5,000
Average outstanding during the period	6,247	27,240
Average interest rate during the period	2.17%	1.56%
Average interest rate at the end of the period	1.69%	4.00%

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$99,139	$92,896
Net income	2,013	219
Exercise of stock options and warrants	2,185	16
Stock-based compensation	152	959
Other comprehensive income (loss)	(510)	—
Balance at end of period	$102,979	$94,090

Net income totaled $2.0 million for the three months ended March 31, 2018, an increase of $1.8 million, compared to $219 thousand for the three months ended March 31, 2017. Our results of operations for the three months ended March 31, 2018 produced an annualized return on average assets of 0.79% compared to 0.09% for the three months ended March 31, 2017. Our results of operations for the three months ended March 31, 2018 produced an annualized return on average stockholders’ equity of 8.09% compared to 0.95% for the three months ended March 31, 2017.

Stockholders’ equity was $103.0 million as of March 31, 2018, an increase of $3.8 million from $99.1 million as of December 31, 2017. The increase was primarily driven by net income of $2.0 million and the exercise of stock options and warrants of $2.2 million during the period.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions, which, in accordance with Generally Accepted Accounting Principles (“GAAP”), are not included on our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and commercial and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized on our consolidated balance sheets.

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We seek to minimize our exposure to loss under these commitments by subjecting them to prior credit approval and ongoing monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. As of March 31, 2018 and December 31, 2017, our reserve for unfunded commitments totaled $40 thousand.

Commercial and standby letters of credit are written conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the customer. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

The following table summarizes our commitments as of the dates presented:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Unfunded loan commitments	$126,593	$134,536
Commercial and standby letters of credit	60	91
Total	$126,653	$134,627

Management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments over the next twelve months. Additionally, management believes that our off-balance sheet arrangements have not had or are not reasonably likely to have a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Resources

We are required to comply with certain “risk-based” capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the “credit-equivalent” amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts.

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implemented higher minimum capital requirements, added a new common equity tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements were a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”), and the total capital ratio remained at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common phased-in equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over four years beginning in 2016. We have included the 0.625% increase for 2017 and 2018 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019.

The risk-based capital ratios measure the adequacy of a bank’s capital against the riskiness of its assets and off-balance sheet activities. Failure to maintain adequate capital is a basis for “prompt corrective action” or other regulatory enforcement action. In assessing a bank’s capital adequacy, regulators also consider other factors such as interest rate risk exposure; liquidity, funding and market risks; quality and level of earnings; concentrations of credit, quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management’s overall ability to monitor and control risks.

The following table sets forth the regulatory capital ratios, excluding the impact of the capital conservation buffer, as of the dates indicated:

	Minimum Capital	Minimum Capital Requirement with Capital	Minimum To Be Well	March 31, 2018	December 31, 2017
	Requirement	Buffer	Capitalized	Actual	Actual
Capital ratios (Company):
Tier 1 leverage ratio	4.0%	4.000%	N/A	9.10%	8.71%
Common equity tier 1 capital ratio	4.5%	6.375%	N/A	10.47%	10.07%
Tier 1 risk-based capital ratio	6.0%	7.875%	N/A	10.47%	10.07%
Total risk-based capital ratio	8.0%	9.875%	N/A	11.12%	10.72%

Capital ratios (Bank):
Tier 1 leverage ratio	4.0%	4.000%	5.0%	9.36%	9.29%
Common equity tier 1 capital ratio	4.5%	6.375%	6.5%	10.76%	10.74%
Tier 1 risk-based capital ratio	6.0%	7.875%	8.0%	10.76%	10.74%
Total risk-based capital ratio	8.0%	9.875%	10.0%	11.41%	11.39%

At March 31, 2018, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At March 31, 2018, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2018 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

As of March 31, 2018, we had a tier 1 leverage ratio of 9.10%. As of March 31, 2018, the Bank had a tier 1 leverage ratio of 9.36%, which provided $44.4 million of excess capital relative to the minimum requirements to be considered well capitalized.

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. At March 31, 2018 and December 31, 2017, our liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. The Bank maintained four Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $35.0 million as of March 31, 2018 and December 31, 2017. There were no advances under these lines of credit outstanding as of March 31, 2018 or December 31, 2017.

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 5.40 years and an effective duration of 5.06 years as of March 31, 2018.

As of March 31, 2018, we had outstanding $126.6 million in commitments to extend credit and $60 thousand in commitments associated with outstanding commercial and standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2018, we believe we had no exposure to future cash requirements associated with known uncertainties. Capital expenditures, including buildings and construction in process, for the three months ended March 31, 2018 and 2017 were $1.2 million and $162 thousand, respectively. In 2017, we completed the purchase of a building at 5301 Spring Valley, Dallas, Texas consisting of 23,602 square feet for approximately $4.9 million and the purchase of a building at 1120 Summit Avenue, Fort Worth, Texas consisting of 7,483 square feet for approximately $3.0 million. We estimate the remaining capital expenditures related to the renovation of both locations as well as the construction of a new building at our principal executive offices at 1836 Spirit of Texas Way will be approximately $1.4 million. We moved both the Fort Worth branch location and the Dallas branch location from our prior leased locations to the newly acquired locations during April 2018. We plan to fund capital expenditures for these properties with cash flow from operations.

As of March 31, 2018, we had cash and cash equivalents of $52.3 million compared to $57.9 million as of December 31, 2017. The decrease was primarily due to funding new loan originations.

Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP, and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed in this Form 10-Q as being a non-GAAP financial measures. We classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.

The non-GAAP financial measures that we discuss in this Form 10-Q should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this Form 10-Q may differ from that of other banking organizations reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in this prospectus when comparing such non-GAAP financial measures.

Net Interest Margin

We show net interest margin on a fully taxable equivalent basis, which is a non-GAAP financial measure.

We believe the fully tax equivalent basis is the preferred industry measurement basis for net interest margin and that it enhances comparability of net interest income arising from taxable and tax-exempt sources.

The following table reconciles, as of the dates set forth below, net interest margin on a fully taxable equivalent basis:

	As of or for the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share data)
Net interest margin - GAAP basis:
Net interest income	$10,381	$8,775
Average interest-earning assets	953,749	930,098
Net interest margin	4.41%	3.83%
Net interest margin - Non-GAAP basis:
Net interest income	$10,381	$8,775
Plus:
Impact of fully taxable equivalent adjustment	116	221
Net interest income on a fully taxable equivalent basis	$10,497	$8,996
Average interest-earning assets	953,749	930,098
Net interest margin on a fully taxable equivalent basis - Non-GAAP basis	4.46%	3.92%

Adjusted Earnings per Common Share – Basic and Diluted

Adjusted earnings per common share – basic and diluted is a non-GAAP financial measure that excludes non-operating adjustments of a $475 thousand one-time bonus to executive officers and a $32 thousand loss on the sales of other assets during the three months ended March 31, 2018. Non-operating adjustments for the three months ended March 31, 2017 consisted of $1.4 million for salaries and employee benefits, $180 thousand in professional fees and a $22 thousand loss on the sales of other assets.

We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in basic and diluted earnings per common share.

The following table reconciles, as of the date set forth below, basic and diluted earnings per common share and presents our basic and diluted earnings per common share exclusive of the impact of our non-operating adjustments:

	As of or for the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share data)
Basic and diluted earnings per share - GAAP basis:
Net income	$2,013	$219
Less:
Participated securities share of undistributed earnings	—	4
Net income available to common stockholders	$2,013	$215
Weighted average number of common shares - basic	7,348,992	7,099,941
Weighted average number of common shares - diluted	7,543,606	7,406,228
Basic earnings per common share	$0.27	$0.03
Diluted earnings per common share	$0.27	$0.03
Basic and diluted earnings per share - Non-GAAP basis:
Net income	$2,013	$219
Pre-tax adjustments:
Noninterest income
Gain (loss) on sales of other assets	(32)	(22)
Gain (loss) on sales of investment securities
Noninterest expense
Salaries and employee benefits	475	1,357
Professional services	—	180
Taxes:
Tax effect of adjustments	(6)	(530)
Adjusted net income	$2,514	$1,248
Weighted average number of common shares - basic	7,348,992	7,099,941
Weighted average number of common shares - diluted	7,543,606	7,406,228
Basic earnings per common share - Non-GAAP basis	$0.34	$0.18
Diluted earnings per common share - Non-GAAP basis	$0.33	$0.17

Adjusted Return on Average Assets

Adjusted return on average assets is a non-GAAP financial measure that excludes non-operating adjustments of a $475 thousand one-time bonus to executive officers and a $32 thousand loss on the sales of other assets during the three months ended March 31, 2018. Non-operating adjustments for the three months ended March 31, 2017 consisted of $1.4 million for salaries and employee benefits, $180 thousand in professional fees and a $22 thousand loss on the sales of other assets.

We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in the return on average assets.

The following table reconciles, as of the date set forth below, return on average assets and presents our return on average assets exclusive of the impact of our non-operating adjustments:

	As of or for the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Return on average assets - GAAP basis:
Net income	$2,013	$219
Average assets	1,029,694	990,717
Return on average assets (annualized)	0.79%	0.09%
Return on average assets - Non-GAAP basis:
Net income	$2,013	$219
Pre-tax adjustments:
Noninterest income
Gain (loss) on sales of other assets	(32)	(22)
Noninterest expense
Salaries and employee benefits	475	1,357
Professional services	—	180
Taxes:
Tax effect of adjustments	(6)	(530)
Adjusted net income	$2,514	$1,248
Average assets	1,029,694	990,717
Return on average assets - Non-GAAP basis (annualized)	0.99%	0.51%

Adjusted Return on Average Stockholders’ Equity

Adjusted return on average stockholders’ equity is a non-GAAP financial measure that excludes non-operating adjustments of a $475 thousand one-time bonus to executive officers and a $32 thousand loss on the sales of other assets during the three months ended March 31, 2018. Non-operating adjustments for the three months ended March 31, 2017 consisted of $1.4 million for salaries and employee benefits, $180 thousand in professional fees and a $22 thousand loss on the sales of other assets.

We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in the return on average stockholders’ equity.

The following table reconciles, as of the date set forth below, return on average stockholders’ equity and presents our return on average stockholders’ equity exclusive of our non-operating adjustments:

	As of or for the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Return on average stockholders' equity - GAAP basis:
Net income	$2,013	$219
Average stockholders' equity	100,916	93,707
Return on average stockholders' equity (annualized)	8.09%	0.95%
Return on average stockholders' equity - Non-GAAP basis:
Net income	$2,013	$219
Pre-tax adjustments:
Noninterest income
Gain (loss) on sales of other assets	(32)	(22)
Noninterest expense
Salaries and employee benefits	475	1,357
Professional services	—	180
Taxes:
Tax effect of adjustments	(6)	(530)
Adjusted net income	$2,514	$1,248
Average stockholders' equity	100,916	93,707
Return on average stockholders' equity - Non-GAAP basis (annualized)	10.10%	5.40%

Efficiency Ratio

Efficiency ratio is a non-GAAP financial measure generally used by investors, financial analysts and investment bankers to evaluate financial institutions. We calculate efficiency ratio by dividing total non-interest expenses by our operating revenue, which is equal to the sum of net interest income plus noninterest income excluding gains and losses on sales of loans and securities.

In our judgment, the adjustments made to operating revenue allow investors and analysts to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain non-recurring items and other discrete items that are unrelated to our core business.

The following table reconciles, as of the dates set forth below, efficiency ratio to the nearest GAAP financial measures included in its calculation.

	As of or for the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Efficiency ratio - GAAP basis:
Noninterest expense (numerator)	$10,126	$9,910
Net interest income plus noninterest income (denominator)	12,969	10,850
Efficiency ratio - GAAP basis	78.08%	91.34%
Efficiency ratio - Non-GAAP basis:
Noninterest expense	$10,126	$9,910
Less:
Amortization of intangibles	176	176
Salaries and employee benefits	475	1,357
Professional services	—	180
Adjusted noninterest expense (numerator)	$9,475	$8,197
Net interest income	10,381	8,775
Noninterest income	2,588	2,075
Less:
Gain (loss) on sales of other assets	(32)	(22)
Adjusted operating revenue (denominator)	$13,001	$10,872
Efficiency Ratio - Non-GAAP basis	72.88%	75.40%

Tangible Book Value Per Share

Tangible book value per share is a non-GAAP financial measure generally used by investors, financial analysts and investment bankers to evaluate financial institutions. We calculate (1) tangible book value per share as tangible equity divided by shares of common stock outstanding at the end of the respective period, and (2) tangible equity as common stockholders’ equity less goodwill and other intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible book value per share is book value per share.

We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per share exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing total book value while not increasing our tangible book value.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible equity and presents our tangible book value per share compared to our book value per share:

	March 31, 2018	December 31, 2017
	(Dollars in thousands, except per share data)
Total stockholders' equity	$102,979	$99,139
Less:
Goodwill and other intangible assets	7,796	7,971
Tangible stockholders' equity	$95,183	$91,168
Shares outstanding	7,486,611	7,280,183
Book value per share	$13.76	$13.62
Less:
Goodwill and other intangible assets per share	1.05	1.10
Tangible book value per share	$12.71	$12.52

Critical Accounting Policies

Our financial reporting and accounting policies conform to GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our accounting policies and estimates are described in greater detail in Note 1 Summary of Significant Accounting Policies in the notes to our consolidated financial statements included elsewhere in this Form 10-Q.

We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate. Our accounting policies are integral to understanding our results of operations.

Allowance for Loan and Lease Losses

Management’s ongoing evaluation of the adequacy of the allowance for loan and lease losses is based on our past loan loss experience, the volume and composition of our lending, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent risk in the portfolio. The allowance for loan and lease losses is increased by charges to income through the provision for loan and lease losses and decreased by charge-offs (net of recoveries). The allowance is maintained at a level that management, based upon its evaluation, considers adequate to absorb losses inherent in the loan portfolio. This evaluation is inherently subjective as it requires material estimates including, among others, the amount and timing of expected future cash flows on impacted loans, exposure at default, value of collateral, and estimated losses on our loan portfolio. All of these estimates may be susceptible to significant change.

The allowance consists of specific allowances for impaired loans and a general allowance on the remainder of the portfolio. Although management determines the amount of each element of the allowance separately, the allowance for loan and lease losses is available for the entire loan portfolio.

Management establishes an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price, or fair value of collateral if the loan is collateral dependent, is lower than the carrying value of the loan. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. A delay or shortfall in amount of payments does not necessarily result in the loan being identified as impaired.

Management also establishes a general allowance on non-impaired loans to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular loans. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends, and management’s evaluation of the collectability of the loan portfolio.

Management also evaluates classified loans, which are not impaired. We segregate these loans by category and assign qualitative factors to each loan based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio. Classification of a loan within this category is based on identified weaknesses that increase the credit risk of the loan.

The allowance is adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting its primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The applied loss factors are re-evaluated each reporting period to ensure their relevance in the current economic environment.

While management uses the best information known to it in order to make loan loss allowance valuations, adjustments to the allowance may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio, or changes in accounting guidance. In times of economic slowdown, either regional or national, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the allowance for loan and lease losses in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving. Historically, the estimates of the allowance for loan and lease losses have provided adequate coverage against actual losses incurred.

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration transferred in business combinations over the fair value of tangible and identifiable intangible assets acquired. Goodwill is assessed annually for impairment or more frequently if events or circumstances indicate that impairment may have occurred.

Goodwill acquired in a purchase business combination that is determined to have an indefinite useful life, is not amortized, but tested for impairment as described above. We perform our annual impairment test in the fourth quarter. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposit relationships acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 12 years. We evaluate such identifiable intangibles for impairment when events and circumstances indicate that its carrying amount may not be recoverable.

Income Taxes

Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of various deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. Management also estimates a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, management’s estimates and judgments to calculate the deferred tax accounts have not required significant revision.

In evaluating our ability to recover deferred tax assets, management considers all available positive and negative evidence, including the past operating results and forecasts of future taxable income. In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require management to make judgments about the future taxable income and are consistent with the plans and estimates used to manage the business. Any reduction in estimated future taxable income may require management to record a valuation allowance against the deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on future earnings.

Stock-based Compensation

We sponsor incentive stock option plans under which options may be granted periodically to all of our full-time employees and directors or affiliates at a specific exercise price to acquire shares of our common stock. Shares are issued out of authorized unissued common shares. Compensation cost is measured based on the estimated fair value of the award at the grant date and is recognized in earnings on a straight-line basis over the requisite service period. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. This model requires assumptions as to the expected stock volatility, dividends, terms and risk-free rates. We use the calculated value method to account for our options. Management determined that the SNL Small Cap U.S. Bank Index is representative of our industry and has used the historical closing return values of that index to estimate volatility. The expected term represents the period of time that options are expected to be outstanding from the grant date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the appropriate life of each option.

SBA Servicing Asset

A servicing asset related to SBA loans is initially recorded when these loans are sold and the servicing rights are retained. The servicing asset is recorded on the balance sheet. An updated fair value of the servicing asset is obtained from an independent third party on a quarterly basis and any necessary adjustments are included in SBA loan servicing fees on the consolidated statements of income. The valuation begins with the projection of future cash flows for each asset based on their unique characteristics, market-based assumptions for prepayment speeds and estimated losses and recoveries. The present value of the future cash flows are then calculated utilizing market-based discount ratio assumptions. In all cases, we model expected payments for every loan for each quarterly period in order to create the most detailed cash flow stream possible. We use various assumptions and estimates in determining the impairment of the SBA servicing asset. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.

Recently Issued Accounting Pronouncements

See Note 1 Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this Form 10-Q regarding the impact of new accounting pronouncements which we have adopted.

Item 3.        Quantitative and Qualitative Disclosure about Market Risk

As described in more detail in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 4, 2018, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2017 to March 31, 2018. For additional disclosure of our market risks, see our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 4, 2018.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act) were effective as of the end of the period covered by this report.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

The Company, from time to time, is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based upon advice of legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s consolidated balance sheet, results of operations or cash flows. See Note 11 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements.”

Item 1A.        Risk Factors

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q, the risk factors previously disclosed under the heading “Risk Factors” in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 4, 2018, and such other risk factors as we may disclose in other reports and statements filed with the SEC. There have been no material changes in the risk factors disclosed by the Company in its prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 4, 2018.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On May 8, 2018, subsequent to the period covered by this Form 10-Q, we issued and sold 2,300,000 shares of our common stock, including 300,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering at an offering price of $21.00 per share, for aggregate gross proceeds of $48.3 million before deducting underwriting discounts and estimated offering expenses, and estimated  aggregate net proceeds of approximately $42.6 million after deducting underwriting discounts and estimated offering expenses, which expenses are not yet finalized. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-224172), which was declared effective by the SEC on May 3, 2018. We made no payments to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates in connection with the issuance and sale of the securities registered. Stephens Inc. and Keefe, Bruyette & Woods, a Stifel Company, acted as joint book-running managers for the offering. Piper Jaffray & Co. and Sandler O’Neill + Partners, L.P. acted as co-managers for the offering. The offering commenced on May 3, 2018, did not terminate until the sale of all of the shares offered, and was closed on May 8, 2018. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus (File No. 333-224172), filed with the SEC on May 4, 2018 pursuant to Rule 424(b). As of the date hereof, we used $7.8 million of net proceeds from this offering to repay in full the outstanding indebtedness under our line of credit with a third party lender, plus accrued and unpaid interest. For a description of the line of credit see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Financial Condition—Borrowings.” We intend to use the remaining net proceeds to support our continued growth, including organic growth and potential future acquisitions, and for general corporate purposes.

Item 3.        Defaults upon Senior Securities

Not applicable

Item 4.        Mine Safety Disclosures

Not applicable

Item 5.        Other Information

None

Item 6.        Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Formation of Spirit of Texas Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Commission on April 6, 2018)

3.2	Amended and Restated Bylaws of Spirit of Texas Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Commission on April 6, 2018)

3.3

Certificate of Amendment to the Second Amended and Restated Certificate of Formation of Spirit of Texas Bancshares, Inc.(incorporated by reference to Exhibit 3.3 to the Company’s Form S-1 filed with the Commission on April 6, 2018)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed with the Commission on April 26, 2018)

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 filed with the Commission on April 6, 2018)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spirit of Texas Bancshares, Inc.

Date: June 1, 2018	By:	/s/ Dean O. Bass
Dean O. Bass
Chairman and Chief Executive Officer

Date: June 1, 2018	By:	/s/ Jeffrey A. Powell
Jeffrey A. Powell
EVP and Chief Financial Officer