Form 10-Q
period 2018-06-30
Spirit of Texas Bancshares, Inc.
filed 2018-08-10
CIK 1499453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 3, 2018, the registrant had 9,787,449 shares of common stock, no par value, outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$17,181	$19,054
Interest-bearing deposits in other banks	35,805	38,895
Total cash and cash equivalents	52,986	57,949
Time deposits in other banks	245	245
Investment securities:
Available for sale securities, at fair value	34,519	37,243
Total investment securities	34,519	37,243
Loans held for sale	7,715	3,814
Loans:
Loans held for investment	917,521	869,119
Less: allowance for loan and lease losses	(6,015)	(5,652)
Loans, net	911,506	863,467
Premises and equipment, net	44,945	42,189
Accrued interest receivable	3,195	3,466
Other real estate owned and repossessed assets	289	21
Goodwill	4,485	4,485
Core deposit intangible	3,135	3,486
SBA servicing asset	3,521	3,411
Deferred tax asset, net	1,616	1,480
Bank-owned life insurance	482	479
Federal Home Loan Bank and other bank stock, at cost	4,830	4,812
Other assets	3,207	3,751
Total assets	$1,076,676	$1,030,298
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$183,618	$176,726
Interest-bearing	220,087	250,491
Total transaction accounts	403,705	427,217
Time deposits	440,978	408,151
Total deposits	844,683	835,368
Accrued interest payable	431	407
Short-term borrowings	15,000	15,000
Long-term borrowings	66,191	76,411
Other liabilities	2,385	3,973
Total liabilities	928,690	931,159
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $1 par value; 5 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, no par value; 50 million shares authorized; 9,786,611 and 7,280,183 shares issued and outstanding	127,344	82,615
Retained earnings	21,719	17,025
Accumulated other comprehensive income (loss)	(1,077)	(501)
Total stockholders' equity	147,986	99,139
Total liabilities and stockholders' equity	$1,076,676	$1,030,298

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$13,078	$11,228	$25,369	$21,673
Interest and dividends on investment securities	195	114	409	114
Other interest income	215	278	363	584
Total interest income	13,488	11,620	26,141	22,371
Interest expense:
Interest on deposits	1,941	1,644	3,672	3,229
Interest on FHLB advances and other borrowings	465	384	1,006	775
Total interest expense	2,406	2,028	4,678	4,004
Net interest income	11,082	9,592	21,463	18,367
Provision for loan losses	635	650	974	1,200
Net interest income after provision for loan losses	10,447	8,942	20,489	17,167
Noninterest income:
Service charges and fees	419	349	776	733
SBA loan servicing fees	548	625	1,172	1,171
Mortgage referral fees	208	243	364	373
Gain on sales of loans, net	1,041	2,288	2,515	3,318
Gain (loss) on sales of other assets	7	45	(25)	23
Other noninterest income	80	4	89	11
Total noninterest income	2,303	3,554	4,891	5,629
Noninterest expense:
Salaries and employee benefits	6,043	5,899	12,901	12,503
Occupancy and equipment expenses	1,221	1,302	2,457	2,503
Loan and other real estate related expenses	14	101	77	224
Professional services	314	476	625	749
Data processing and network	321	313	634	582
Regulatory assessments and insurance	266	236	521	468
Amortization of intangibles	175	175	351	351
Advertising	102	157	217	284
Marketing	121	150	239	281
Telephone expense	114	81	212	216
Other operating expenses	690	604	1,273	1,243
Total noninterest expense	9,381	9,494	19,507	19,404
Income before income tax expense	3,369	3,002	5,873	3,392
Income tax expense	688	993	1,179	1,164
Net income	$2,681	$2,009	$4,694	$2,228
Earnings per common share:
Basic	$0.30	$0.28	$0.58	$0.31
Diluted	$0.29	$0.27	$0.56	$0.29
Weighted average common shares outstanding:
Basic	8,851,446	7,273,351	8,104,370	7,187,125
Diluted	9,306,029	7,568,921	8,445,960	7,482,695

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$2,681	$2,009	$4,694	$2,228
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $17, $66, $153 and $66, respectively	(65)	(128)	(576)	(128)
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $0, $0, $0 and $0, respectively	—	—	—	—
Total other comprehensive income (loss)	(65)	(128)	(576)	(128)
Total comprehensive income	$2,616	$1,881	$4,118	$2,100

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(Dollars in thousands)

	Shares of Common	Shares of Preferred	Common	Preferred	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance as of January 1, 2017	7,069,527	170,236	$78,871	$1,753	$12,272	$—	$92,896
Net income	—	—	—	—	2,228	—	2,228
Conversion of preferred stock	170,236	(170,236)	1,753	(1,753)	—	—	—
Exercise of stock options	38,000	—	446	—	—	—	446
Stock-based compensation	—	—	1,160	—	—	—	1,160
Other comprehensive income (loss)	—	—	—	—	—	(128)	(128)
Balance as of June 30, 2017	7,277,763	—	$82,230	$—	$14,500	$(128)	$96,602
Balance as of January 1, 2018	7,280,183	—	$82,615	$—	$17,025	$(501)	$99,139
Net income	—	—	—	—	4,694	—	4,694
Shares issued in offering, net	2,300,000	—	42,219	—	—	—	42,219
Exercise of stock options and warrants	206,428	—	2,185	—	—	—	2,185
Stock-based compensation	—	—	325	—	—	—	325
Other comprehensive income (loss)	—	—	—	—	—	(576)	(576)
Balance as of June 30, 2018	9,786,611	—	$127,344	$—	$21,719	$(1,077)	$147,986

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$4,694	$2,228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	974	1,200
Depreciation and amortization	945	882
Net amortization (accretion) of premium (discount) on investment securities	162	57
Amortization of intangible assets	351	351
Accretion of discount on retained SBA loans	(560)	(389)
Deferred tax expense (benefit)	17	(366)
Originations of loans held for sale	(34,082)	(37,898)
Proceeds from loans held for sale	32,740	41,764
Net gains on sale of loans held for sale	(2,515)	(3,318)
Gain (loss) on sale of other real estate owned	3	(23)
Fair value adjustment on SBA servicing asset	469	382
Stock-based compensation	325	1,160
Increase in cash surrender value of BOLI	(3)	(1)
Net change in operating assets and liabilities:
Net change in accrued interest receivable	271	(223)
Net change in accrued interest payable	24	92
Net change in other assets	544	(1,266)
Net change in other liabilities	(1,588)	1,707
Net cash provided by (used in) operating activities	2,771	6,339
Cash Flows From Investing Activities:
Purchase of investment securities available for sale	—	(39,447)
Paydown and maturities of investment securities available for sale	1,833	254
Net purchase of FHLB and other bank stock	(18)	(28)
Proceeds from the sale of loans held for investment	1,451	—
Net change in loans	(50,816)	(64,875)
Proceeds from the sale of other real estate owned	18	171
Purchase of premises and equipment	(3,701)	(2,990)
Proceeds from the sale of premises and equipment	—	55
Net cash provided by (used in) investing activities	(51,233)	(106,860)
Cash Flows From Financing Activities:
Net change in deposits	9,315	21,766
Proceeds from long-term borrowings	—	7,684
Repayment of long-term borrowings	(10,220)	(3,125)
Proceeds from short-term borrowings	10,000	5,000
Repayment of short-term borrowings	(10,000)	(5,000)
Shares issued in offering, net	42,219	—
Exercise of stock options and warrants	2,185	446
Net cash provided by (used in) financing activities	43,499	26,771
Net Change in Cash and Cash Equivalents	(4,963)	(73,750)
Cash and Cash Equivalents at Beginning of Period	57,949	152,232
Cash and Cash Equivalents at End of Period	$52,986	$78,482
Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,648	$3,137
Income taxes paid	2,050	435
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$289	$450

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

On March 16, 2017, the Company filed a Second Amended and Restated Certificate of Formation with the Texas Secretary of State to affect a reverse stock split of its outstanding common stock which became effective on March 16, 2017. As a result of the reverse stock split, every two shares of the Company’s issued and outstanding common stock were consolidated into one issued and outstanding share of common stock. The computations of all share and per share amounts in this Quarterly Report on Form 10-Q (this “Form 10-Q”) have been adjusted retroactively to reflect the reverse stock split.

The Company consummated the underwritten initial public offering of its common stock in May 2018. In connection with the initial public offering, the Company issued and sold 2,300,000 shares of its common stock, including 300,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an offering price of $21.00 per share, for aggregate gross proceeds of $48.3 million before deducting underwriting discounts and offering expenses, and aggregate net proceeds of $42.2 million after deducting underwriting discounts and offering expenses.

Basis of Presentation

The consolidated financial statements include the accounts of the Holding Company and the accounts of its wholly-owned subsidiary, Spirit of Texas Bank SSB (the “Bank”).  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in our prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 4, 2018, related to our initial public offering.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included.  The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting periods and the related disclosures.  Although management’s estimates and assumptions are based on current expectations, estimates, forecasts and projections about future performance of the Company, such estimates and assumptions are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult for the Company to assess. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

Accounting Standards Update (ASU) 2018-09, “Codification Improvements.”  Issued in July 2018, ASU No. 2018-09 makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. Management is currently evaluating the effects the adoption of ASU 2018-09 will have on the consolidated financial statements, results of operations and cash flows.

ASU 2018-07, “Compensation-Stock Compensation.” Issued in June 2018, ASU 2018-07 expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments also clarify that ASC 718 does not apply to share-based payments used to provide either financing to the issuer or awards granted in conjunction with selling goods or services to customers under a contract subject to ASC 606, Revenue from Contracts with Customers.  The amendments of ASU 2018-07 are effective for public entities for interim and annual periods beginning after December 15, 2018 and for other entities for periods beginning after December 15, 2019.  Management will adopt ASU 2018-07 using the public company effective date as early adoption is permitted and is currently evaluating the impact the ASU will have on the consolidated financial statements.

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

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  The amendments of ASU 2016-02 are effective for public entities for interim and annual periods beginning after December 15, 2018 and for other entities for periods beginning after December 15, 2019.  The adoption of this ASU will result in an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee.  Additionally, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases, Targeted Improvements. The amendments in these updates provide additional clarification and implementation guidance on certain aspects of ASU 2016-02 and have the same effective and transition requirements as ASU 2016-02. Specifically, ASU 2018-11 creates an additional transition method option allowing entities to record a cumulative effect adjustment to opening retained earnings in the year of adoption.  Management will adopt these ASU’s using the public company effective date as early adoption is permitted and is currently evaluating the impact to the consolidated financial statements, specifically, we are in the process of reviewing service contracts to determine if right-of-use assets exist.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.” ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year.  ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for public business entities for fiscal years beginning after December 15, 2017, and for private companies for fiscal years beginning after December 15, 2018.  All subsequently issued ASU’s which provide additional guidance and clarifications to various aspects of FASB ASC Topic 606 will become effective when the amendments of ASU 2014-09 become effective.  These subsequently issued ASU’s include ASU 2016-08 “Revenue from Contracts with Customers (Topic 606)-Principal versus Agent

Considerations,” ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing,” and ASU 2016-12 “Revenue from Contracts with Customers (Topic 606)-Narrow Scope Improvements and Practical Expedients.”  These amendments clarify the main provisions of ASU-2014-09 with respect to specific revenue types based upon implementation questions submitted.  Specifically, revenue in which a third party satisfies a portion of the performance obligations, revenue from licensing activities, and the assessment of collectability, treatment of sales taxes, non-cash consideration, and contract modifications at transition.  Management has elected to adopt this ASU using the private company effective date and has completed an analysis to determine which revenue streams are within the scope of ASU 2014-09 and the related clarifying ASU’s and has determined that interest income and revenue generated from transfers and servicing of financial instruments, specifically, gain on sale of loans and servicing fees are out of scope.  Management will adopt this ASU using the modified retrospective method of application and is continuing to evaluate the impact that ASU 2014-09 and the related clarifying ASU’s will have on in scope revenue streams, specifically, service charges and fees, mortgage referral fees, and gains or losses on other real estate owned.

NOTE 2. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized	Unrealized		Fair
June 30, 2018	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$2,013	$—	$109	$1,904
Residential mortgage-backed securities	28,180	—	1,072	27,108
Corporate bonds and other debt securities	5,689	—	182	5,507
Total available for sale	$35,882	$—	$1,363	$34,519

	Amortized	Unrealized		Fair
December 31, 2017	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:				—
U.S. Government agencies	$2,010	$—	$61	$1,949
Residential mortgage-backed securities	30,156	—	527	29,629
Corporate bonds and other debt securities	5,711	—	46	5,665
Total available for sale	$37,877	$—	$634	$37,243

There were no securities pledged at June 30, 2018 or December 31, 2017, respectively.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

	Amortized	Fair
June 30, 2018	Cost	Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$—	$—
Due after one year through five years	4,125	4,003
Due after five years through ten years	3,100	2,957
Due after ten years	477	451
Residential mortgage-backed securities	28,180	27,108
Total available for sale	$35,882	$34,519

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
June 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$451	$26	$1,453	$83	$1,904	$109
Residential mortgage-backed securities	4,604	184	22,503	888	27,107	1,072
Corporate bonds and other debt securities	3,571	119	1,936	63	5,507	182
Total available for sale	$8,626	$329	$25,892	$1,034	$34,518	$1,363

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$1,949	$61	$—	$—	$1,949	$61
Residential mortgage-backed securities	29,627	527	—	—	29,627	527
Corporate bonds and other debt securities	5,665	46	—	—	5,665	46
Total available for sale	$37,241	$634	$—	$—	$37,241	$634

At June 30, 2018, the Company’s securities portfolio consisted of 50 securities, 49 of which were in an unrealized loss position. 12 of the 49 securities in an unrealized loss position at June 30, 2018 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.

The Company monitors its investment securities for other-than-temporary-impairment (“OTTI”). Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at June 30, 2018. The following describes the basis under which the Company has evaluated OTTI:

U.S. Government Agencies and Residential Mortgage-Backed Securities (“MBS”):

The unrealized losses associated with U.S. Government agencies and residential MBS are primarily driven by changes in interest rates. These securities have either an explicit or implicit U.S. government guarantee.

Corporate Bonds & Other Debt Securities:

Securities are generally underwritten in accordance with the Company’s investment standards prior to the decision to purchase, without relying on a bond issuer’s guarantee in making the investment decision. These investments are investment grade and will continue to be monitored as part of the Company’s ongoing impairment analysis, but are expected to perform in accordance with their terms.

There were no securities sold for the three or six months ended June 30, 2018 or 2017.

NOTE 3. LOANS, NET

Loans consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Commercial and industrial loans (1)	$149,988	$135,040
Real estate:
1-4 single family residential loans	238,606	232,510
Construction, land and development	152,558	139,470
Commercial real estate loans (including multifamily)	305,405	285,731
Consumer loans and leases	19,588	22,736
Municipal and other loans	51,376	53,632
Total loans held in portfolio (2)	$917,521	$869,119
Allowance for loan losses	(6,015)	(5,652)
Loans held in portfolio, net	$911,506	$863,467

(1) Balance includes $72.4 million and $67.1 million of the unguaranteed portion of SBA loans as of June 30, 2018 and December 31, 2017, respectively.

(2) Balance includes $(3.4) million and $(3.4) million of deferred fees, cost, premium and discount as of June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018 and December 31, 2017, the Company had pledged loans as collateral for FHLB advances of $362.8 million and $358.2 million, respectively. There were no recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of June 30, 2018 and December 31, 2017.

The Company originates and sells loans secured by the SBA. The Company retains the unguaranteed portion of the loan and servicing on the loans sold and receives a fee based upon the principal balance outstanding. During the three months ended June 30, 2018 and 2017, the Company sold approximately $12.9 million and $21.9 million, respectively, in loans to third parties. The loan sales resulted in realized gains of $1.0 million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018 and 2017, the Company sold approximately $30.0 million and $35.4 million, respectively, in loans to third parties. The loan sales resulted in realized gains of $2.5 million and $3.3 million for the six months ended June 30, 2018 and 2017, respectively.

During the three months ended June 30, 2018, the Company sold a loan to one of its directors for $1.5 million.  No gain or loss was recognized on this transaction.

In the ordinary course of business, the Company makes loans to executive officers and directors. Loans to these related parties, including companies in which they are principal owners, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Principal outstanding, beginning of year	$442	$541	$463	$9,036
Additions (reductions) of affiliations	—	(717)	—	(8,425)
New loans made in current year	—	—	—	—
Repayments (1)	(21)	692	(42)	(95)
Principal outstanding, end of year	$421	$516	$421	$516
(1)	During the three months ended June 30, 2017 there was a reclassification of repayments to reductions of affiliations.

There were no unfunded commitments to related parties at June 30, 2018 or December 31, 2017.

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

During 2017, the Company refined its allowance for loan loss methodology based upon management’s judgment and applicable regulatory guidance.  The calculation of reserves on loans collectively evaluated for impairment was altered to reflect five years of historical loss experience which more appropriately matches the weighted average life of loans in the portfolio.  Additionally, the calculated historical loss experience is now allocated across the portfolio’s risk rates using a probability of default curve constructed from the Bank’s historical default data. Management also updated the qualitative component of the reserve on loans collectively evaluated for impairment to allow for a greater sensitivity to current trends.

Prior to the second quarter of 2018, the Company was utilizing a peer bank allowance coverage ratio in the qualitative reserve calculation, as the Company did not have enough historical defaults to rely on its own loss factors. As of June 30, 2018, the Company had a sufficient amount of defaults over the five year lookback period to transition over to relying more on its own historical loss data versus peer data. While this did not result in a significant change to the allowance for loan and lease losses as a whole, it did result in increasing the provision for certain loan categories that the Company had experienced more historical defaults.

The following tables present information related to allowance for loan and lease losses for the periods presented:

	Allowance Rollforward
Three Months Ended June 30, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,906	$(321)	$3	$2,298	$4,886
Real estate:
1-4 single family residential loans	887	(5)	—	(564)	318
Construction, land and development loans	540	—	—	(345)	195
Commercial real estate loans (including multifamily)	1,032	—	—	(799)	233
Consumer loans and leases	175	(24)	—	195	346
Municipal and other loans	187	—	—	(150)	37
Ending allowance balance	$5,727	$(350)	$3	$635	$6,015

	Allowance Rollforward
Three Months Ended June 30, 2017	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,451	$(280)	$2	$409	$2,582
Real estate:
1-4 single family residential loans	676	—	—	56	732
Construction, land and development loans	380	—	—	32	412
Commercial real estate loans (including multifamily)	697	—	—	103	800
Consumer loans and leases	194	(31)	—	41	204
Municipal and other loans	152	—	—	9	161
Ending allowance balance	$4,550	$(311)	$2	$650	$4,891

	Allowance Rollforward
Six Months Ended June 30, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,046	$(645)	$69	$2,416	$4,886
Real estate:
1-4 single family residential loans	902	(5)	—	(579)	318
Construction, land and development loans	441	—	—	(246)	195
Commercial real estate loans (including multifamily)	898	—	—	(665)	233
Consumer loans and leases	198	(30)	—	178	346
Municipal and other loans	167	—	—	(130)	37
Ending allowance balance	$5,652	$(680)	$69	$974	$6,015

	Allowance Rollforward
Six Months Ended June 30, 2017	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,347	$(540)	$2	$773	$2,582
Real estate:
1-4 single family residential loans	647	—	—	85	732
Construction, land and development loans	364	—	—	48	412
Commercial real estate loans (including multifamily)	667	(15)	—	148	800
Consumer loans and leases	186	(113)	—	131	204
Municipal and other loans	146	—	—	15	161
Ending allowance balance	$4,357	$(668)	$2	$1,200	$4,891

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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment:

	Accruing
June 30, 2018	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$147,256	$321	$-	$1	$2,410	$149,988
Real estate:
1-4 single family residential loans	236,481	423	345	—	1,357	238,606
Construction, land and development	152,523	11	—	—	24	152,558
Commercial real estate loans (including multifamily)	305,258	—	—	—	147	305,405
Consumer loans and leases	19,363	125	—	—	100	19,588
Municipal and other loans	51,376	—	—	—	—	51,376
Total loans	$912,257	$880	$345	$1	$4,038	$917,521

	Accruing
December 31, 2017	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$132,775	$302	$3	$33	$1,927	$135,040
Real estate:
1-4 single family residential loans	230,738	637	—	—	1,135	232,510
Construction, land and development	139,470	—	—	—	—	139,470
Commercial real estate loans (including multifamily)	284,869	415	—	—	447	285,731
Consumer loans and leases	22,538	98	47	—	53	22,736
Municipal and other loans	53,632	—	—	—	—	53,632
Total loans	$864,022	$1,452	$50	$33	$3,562	$869,119

There was one loan past due greater than 90 days or more and still accruing at June 30, 2018 with a recorded investment of $1 thousand. There was one loan past due greater than 90 days or more and still accruing at December 31, 2017 with a recorded investment of $33 thousand.

At June 30, 2018, non-accrual loans that were 30 to 59 days past due were $511 thousand, non-accrual loans that were 60 to 89 days past due were $458 thousand, and non-accrual loans that were 90 days or more past due were $840 thousand. At December 31, 2017, non-accrual loans that were 30 to 59 days past due were $209 thousand, non-accrual loans that were 60 to 89 days past due were $57 thousand, and non-accrual loans that were 90 days or more past due were $427 thousand.

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

The following table summarizes the Company’s loans by key indicators of credit quality:

June 30, 2018	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$143,314	$2,848	$3,826	$—
Real estate:
1-4 single family residential loans	236,099	241	2,266	—
Construction, land and development	150,740	11	1,807	—
Commercial real estate loans (including multifamily)	302,702	280	2,423	—
Consumer loans and leases	19,389	—	199	—
Municipal and other loans	51,376	—	—	—
Total loans	$903,620	$3,380	$10,521	$—

December 31, 2017	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$129,288	$2,331	$3,421	$—
Real estate:
1-4 single family residential loans	228,450	1,090	2,970	—
Construction, land and development	137,760	1,403	307	—
Commercial real estate loans (including multifamily)	276,096	5,877	3,758	—
Consumer loans and leases	22,528	—	208	—
Municipal and other loans	53,632	—	—	—
Total loans	$847,754	$10,701	$10,664	$—

Internal risk ratings and other credit metrics are key factors in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan and lease losses.

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment		Allowance for Credit Loss
June 30, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$2,370	$147,618	$1,461	$3,425
Real estate:
1-4 single family residential loans	1,506	237,100	—	318
Construction, land and development	24	152,534	—	195
Commercial real estate loans (including multifamily)	147	305,258	—	233
Consumer loans and leases	100	19,488	50	296
Municipal and other loans	—	51,376	—	37
Total loans	$4,147	$913,374	$1,511	$4,504

	Loans - Recorded Investment		Allowance for Credit Loss
December 31, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$2,194	$132,846	$1,226	$1,820
Real estate:
1-4 single family residential loans	1,292	231,218	119	783
Construction, land and development	—	139,470	—	441
Commercial real estate loans (including multifamily)	447	285,284	—	898
Consumer loans and leases	53	22,683	16	182
Municipal and other loans	—	53,632	—	167
Total loans	$3,986	$865,133	$1,361	$4,291

The following tables set forth certain information regarding the Company’s impaired loans that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
June 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,118	$2,176	$1,461	$252	$255
Real estate:
1-4 single family residential loans	—	—	—	1,506	1,507
Construction, land and development	—	—	—	24	24
Commercial real estate loans (including multifamily)	—	—	—	147	147
Consumer loans and leases	81	81	50	19	19
Municipal and other loans	—	—	—	—	—
Total loans	$2,199	$2,257	$1,511	$1,948	$1,952

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$1,811	$1,850	$1,226	$383	$386
Real estate:
1-4 single family residential loans	119	119	119	1,173	1,174
Construction, land and development	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	447	447
Consumer loans and leases	53	52	16	—	—
Municipal and other loans	—	—	—	—	—
Total loans	$1,983	$2,021	$1,361	$2,003	$2,007

	Three Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial loans	$2,435	$—	$1,764	$—
Real estate:
1-4 single family residential loans	1,511	—	631	—
Construction, land and development	24	—	—	—
Commercial real estate loans (including multifamily)	149	—	1,975	—
Consumer loans and leases	101	—	—	—
Municipal and other loans	—	—	—	—
Total loans	$4,220	$—	$4,370	$—

	Six Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial loans	$2,620	$—	$1,991	$—
Real estate:
1-4 single family residential loans	1,518	—	635	—
Construction, land and development	25	—	—	—
Commercial real estate loans (including multifamily)	151	—	1,976	—
Consumer loans and leases	103	—	—	—
Municipal and other loans	—	—	—	—
Total loans	$4,417	$—	$4,602	$—

Troubled Debt Restructurings:

The following table provides a summary of troubled debt restructurings (“TDRs”) based upon delinquency status, all of which are considered impaired:

	June 30, 2018		December 31, 2017
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial loans	2	$47	5	$270
Real estate:
1-4 single family residential loans	2	149	—	—
Construction, land and development	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—
Consumer loans and leases	—	—	—	—
Municipal and other loans	—	—	—	—
Total performing TDRs	4	196	5	270
Nonperforming TDRs	9	583	10	651
Total TDRs	13	$779	15	$921
Allowance attributable to TDRs		$339		$411

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

	Three Months Ended June 30,
	2018				2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
	(Dollars in thousands)
Commercial and industrial loans	2	$73	$73	$53	2	$44	$44	$44
Real estate:
1-4 single family residential loans	1	34	34	—	—	—	—	—
Construction, land and development	—	—	—	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—
Municipal and other loans	—	—	—	—	—	—	—	—

	Six Months Ended June 30,
	2018				2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
	(Dollars in thousands)
Commercial and industrial loans	7	$442	$442	$192	8	$427	$427	$134
Real estate:
1-4 single family residential loans	1	34	34	—	—	—	—	—
Construction, land and development	—	—	—	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—
Municipal and other loans	—	—	—	—	—	—	—	—

NOTE 5. GOODWILL AND INTANGIBLES

Goodwill and other intangible assets, which consist of core deposit intangibles, are summarized as follows:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Goodwill	$4,485	$4,485
Core deposit intangible	7,179	7,179
Total	11,664	11,664
Less: Accumulated amortization	(4,044)	(3,693)
Total, net	$7,620	$7,971

Amortization expense for core deposit intangibles for the six months ended June 30, 2018 and 2017 totaled $351 thousand each.

The estimated amount of amortization expense for core deposit intangible assets to be recognized over the next five fiscal years is as follows:

Type of intangibles	Remainder of 2018	2019	2020	2021	2022	2023
	(Dollars in thousands)
Core deposit intangible	$351	$703	$703	$607	$371	$239

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

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of loans serviced for others were $289.7 million and $275.2 million at June 30, 2018 and December 31, 2017, respectively.

The risks inherent in the SBA servicing asset relate primarily to changes in prepayments that result from shifts in interest rates.  The following summarizes the activity pertaining to SBA servicing rights, which are in the consolidated balance sheets, for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Beginning balance	$3,512	$3,288	$3,411	$3,132
Origination of servicing assets	247	475	579	765
Change in fair value:
Due to run-off	(245)	(200)	(453)	(384)
Due to market changes	7	(48)	(16)	2
Ending balance	$3,521	$3,515	$3,521	$3,515

NOTE 7. DEPOSITS

The following table sets forth the Company’s deposits by category:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Noninterest-bearing demand deposits	$183,618	$176,726
Interest-bearing NOW accounts	7,404	7,318
Savings and money market accounts	212,683	243,173
Time deposits	440,978	408,151
Total deposits	$844,683	$835,368
Time deposits $100,000 and greater	$345,067	$314,102
Time deposits $250,000 and greater	87,566	82,816
Related party deposits (executive officers and directors)	12,776	13,914

The aggregate amount of overdraft demand deposits reclassified to loans was $17 thousand and $27 thousand at June 30, 2018 and December 31, 2017, respectively. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totaled $273.0 million, $125.0 million, $22.3 million, $8.9 million and $11.8 million, respectively.

NOTE 8. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Spirit of Texas Bancshares, Inc. 2008 Stock Plan (the “2008 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2008 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2018	1,415,350	$12.59
Granted	—
Exercised	(191,428)	$10.63	$1,909
Forfeited (1)	(18,000)	$13.30	$131
Expired	—
Outstanding at June 30, 2018	1,205,922	$12.89	$9,298	5.17
Exercisable at June 30, 2018	962,882	$12.54	$7,761	4.66
Vested at June 30, 2018	962,882	$12.54	$7,761	4.66

(1) Forfeitures are accounted for in the period they occur.

The total unrecognized compensation cost of $902 thousand related to the 2008 Stock Plan for the share awards outstanding at June 30, 2018 will be recognized over a weighted average remaining period of 2.15 years.

Spirit of Texas Bancshares, Inc. 2017 Stock Plan (the “2017 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2017 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2018	127,927	$15.00
Granted	75,116	20.63	$—
Exercised	—
Forfeited (1)	—
Expired	—
Outstanding at June 30, 2018	203,043	$17.08	$715	9.10
Exercisable at June 30, 2018	76,770	$15.00	$430	8.66
Vested at June 30, 2018	76,770	$15.00	$430	8.66

(1) Forfeitures are accounted for in the period they occur.

The fair values of the stock options granted for the six months ended June 30, 2018 were determined utilizing the Black-Scholes pricing model methodology. A summary of assumptions used to calculate the fair values of the 2017 Stock Plan awards is presented below:

2017 Stock Plan
Six Months Ended
June 30, 2018
Expected volatility	23%
Expected dividend yield	0.0%
Expected term (years)	7.5
Risk-free interest rate	2.36 - 2.81%
Weighted average grant date fair value	$6.75

The expected volatility is based on the volatility of comparable peer banks. The expected term represents the period of time that the 2017 Stock Plan awards are expected to be outstanding from the date of grant. The risk-free interest rate is based on the U.S. Treasury yields for the expected term of the instrument.

The total unrecognized compensation cost of $663 thousand related to the 2017 Stock Plan for the share awards outstanding at June 30, 2018 will be recognized over a weighted average remaining period of 4.51 years.

Warrants

Warrant activity for the period indicated is summarized as follows:

	Spirit of Texas Bancshares, Inc. 2008 Warrants
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2018	105,000	$10.00
Granted	—
Exercised	(15,000)	$10.00	$159
Forfeited (1)	—
Expired	—
Outstanding at June 30, 2018	90,000	$10.00	$954	0.38
Exercisable at June 30, 2018	90,000	$10.00	$954	0.38
Vested at June 30, 2018	90,000	$10.00	$954	0.38

(1) Forfeitures are accounted for in the period they occur.

There is no remaining expense to be recognized on the Spirit of Texas Bancshares, Inc. 2008 Warrants.

There was no activity during the six months ended June 30, 2018 on the Bank4Texas or Oasis Warrants.

NOTE 9. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Net income as reported	$2,681	$2,009	$4,694	$2,228
Less: Participated securities share of undistributed earnings	—	—	—	21
Net income available to common stockholders	$2,681	$2,009	$4,694	$2,207
Weighted average number of common shares - basic	8,851,446	7,273,351	8,104,370	7,187,125
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	454,583	295,570	341,590	295,570
Weighted average number of common shares - diluted	9,306,029	7,568,921	8,445,960	7,482,695
Basic earnings per common share	$0.30	$0.28	$0.58	$0.31
Diluted earnings per common share	$0.29	$0.27	$0.56	$0.29
Anti-dilutive warrants and stock options	70,266	273,350	70,266	273,350

NOTE 10. INCOME TAXES

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rates for the three months ended June 30, 2018 and 2017 were 20.4% and 33.1%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2018 was primarily due to the enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Reform”) which reduced the corporate tax rate from 34.0% to 21.0%.

The effective tax rates for the six months ended June 30, 2018 and 2017 were 20.1% and 34.3%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2018 was primarily due to the enactment of the Tax Reform which reduced the corporate tax rate from 34.0% to 21.0%.

The Company recorded an uncertain tax position at December 31, 2017 arising from a deduction taken on the 2016 federal return related to a request for change in accounting method.  The total amount of the recorded uncertain tax position at December 31, 2017 was $903 thousand and is included in other liabilities. During the second quarter of 2018, the Company filed an amended return and the uncertain tax position was settled against the balance left on account with the IRS.  The Company’s policy is to classify interest and penalties associated with income taxes within other expenses. The Company did not record interest and penalties associated with income taxes for the three or six months ended June 30, 2018 or 2017.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of June 30, 2018 and December 31, 2017, the Company’s reserve for unfunded commitments totaled $40 thousand.

Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.

Financial Instruments Commitments

Unfunded commitments are as follows:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Unfunded loan commitments	$130,286	$134,536
Commercial and standby letters of credit	85	91
Total	$130,371	$134,627

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

The following table presents the assets and liabilities measured at fair value on a recurring basis:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies	$—	$1,904	$—	$1,904
Residential mortgage-backed securities	—	27,108	—	27,108
Corporate bonds and other debt securities	—	5,507	—	5,507
SBA servicing rights	—	—	3,521	3,521
Total	$—	$34,519	$3,521	$38,040

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies	$—	$1,949	$—	$1,949
Residential mortgage-backed securities	—	29,629	—	29,629
Corporate bonds and other debt securities	—	5,665	—	5,665
SBA servicing rights	—	—	3,411	3,411
Total	$—	$37,243	$3,411	$40,654

There were no transfers of financial assets between levels of the fair value hierarchy during the three or six months ended June 30, 2018.

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

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	Estimated Fair Value
	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Assets (classified in Level 3):
Impaired loans	$2,820	$2,553
Other real estate and repossessed assets	289	21

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

The following tables show significant unobservable inputs used in the recurring and non-recurring fair value measurements of Level 3 assets:

Level 3 Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range/Weighted Average
June 30, 2018
Non-recurring:
Impaired loans	$2,820	Third party appraisals	Collateral discounts	0.0% - 100.0% (33.0%)
Other real estate owned	289	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
SBA servicing assets	3,521	Discounted cash flows	Conditional prepayment rate	6.8%
			Discount rate	13.9%
December 31, 2017
Non-recurring:
Impaired loans	$2,553	Third party appraisals	Collateral discounts	0.0% - 100.0% (11.6%)
Other real estate owned	21	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
SBA servicing assets	3,411	Discounted cash flows	Conditional prepayment rate	6.7%
			Discount rate	14.1%

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

June 30, 2018	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$52,986	$52,986	$52,986	$—	$—
Time deposits in other banks	245	245	245	—	—
Available for sale securities	34,519	34,519	—	34,519	—
FHLB and other bank stock	4,830	4,830	—	4,830	—
Loans, net	911,506	901,798	—	—	901,798
Loans held for sale	7,715	8,360	—	8,360	—
Accrued interest receivable	3,195	3,195	—	3,195	—
Bank-owned life insurance	482	482	—	482	—
SBA servicing rights	3,521	3,521	—	—	3,521

Financial Liabilities:
Deposits	$844,683	$843,940	$—	$843,940	$—
Accrued interest payable	431	431	—	431	—
Short-term borrowings	15,000	15,000	—	15,000	—
Long-term borrowings	66,191	64,512	—	64,512	—

December 31, 2017	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$57,949	$57,949	$57,949	$—	$—
Time deposits in other banks	245	245	245	—	—
Available for sale securities	37,243	37,243	—	37,243	—
FHLB and other bank stock	4,812	4,812	—	4,812	—
Loans, net	863,467	870,749	—	—	870,749
Loans held for sale	3,814	4,188	—	4,188	—
Accrued interest receivable	3,466	3,466	—	3,466	—
Bank-owned life insurance	479	479	—	479	—
SBA servicing rights	3,411	3,411	—	—	3,411

Financial Liabilities:
Deposits	$835,368	$840,645	$—	$840,645	$—
Accrued interest payable	407	407	—	407	—
Short-term borrowings	15,000	15,000	—	15,000	—
Long-term borrowings	76,411	67,310	—	67,310	—

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at June 30, 2018 and December 31, 2017, include cash and cash equivalents, time deposits in other banks and accrued interest receivable and payable.

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

NOTE 13. SUBSEQUENT EVENTS

On July 19, 2018, the Company and Comanche National Corporation (“Comanche”), entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) providing for the acquisition by the Company of Comanche pursuant to the merger of Comanche with and into the Company, with the Company surviving the merger. Pursuant to the terms and subject to the conditions of the Reorganization Agreement, which has been approved by the Board of Directors of each of the Company and Comanche, the transaction provides for the payment to Comanche shareholders of an estimated $12.2 million in cash and 2,142,857 shares of the Company’s common stock, subject to certain adjustments. The transaction is expected to close in the fourth quarter of 2018, subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals and the approvals of the Company’s and Comanche’s respective shareholders.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the three and six months ended June 30, 2018 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 4, 2018, related to our initial public offering. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us” and “our company” refer to Spirit of Texas Bancshares, Inc., a Texas corporation, and our wholly-owned banking subsidiary, Spirit of Texas Bank SSB, a Texas state savings bank. References in this Form 10-Q to “Bank” refer to Spirit of Texas Bank SSB. References in this Form 10-Q to “Houston metropolitan area,” “Dallas/Fort Worth metropolitan area” and “Bryan/College Station metropolitan area” refer to the Houston-The Woodlands-Sugar Land Metropolitan Statistical Area, the Dallas-Fort Worth- Arlington Metropolitan Statistical Area and the College Station-Bryan Metropolitan Statistical Area, respectively.

o	Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We also may make forward-looking statements in our other documents filed with or furnished to the SEC. In addition, our senior management may make forward-looking statements orally to investors, analysts, representatives of the media and others. These statements are often, but not always, preceded by, followed by or otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

We have made the forward-looking statements in this Form 10-Q based on assumptions and estimates that we believe to be reasonable in light of the information available to us at this time. However, these forward-looking statements are subject to significant risks and uncertainties, and could be affected by many factors. These factors include, but are not limited to, the following:

1.

risks related to the concentration of our business in Texas, and in the Houston and Dallas/Fort Worth metropolitan areas in particular, including risks associated with any downturn in the real estate sector and risks associated with a decline in the values of single family homes in our Texas markets;

2.	general market conditions and economic trends nationally, regionally and particularly in our Texas markets, including a decrease in or the volatility of oil and gas prices;
3.

risks related to our concentration in our primary markets, which are susceptible to severe weather events that could negatively impact the economies of our markets, our operations or our customers, any of which could have a material adverse effect on our business, financial condition and results of operations;

4.	our ability to implement our growth strategy, including identifying and consummating suitable acquisitions;
5.

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

6.	changes in Small Business Administration, or SBA, loan products, including specifically the Section 7(a) program and Section 504 loans, or changes in SBA standard operating procedures;
7.	risks associated with our loans to and deposit accounts from foreign nationals;
8.	our ability to develop, recruit and retain successful bankers that meet our expectations in terms of customer relationships and profitability;

9.	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;
10.	risks associated with the relatively unseasoned nature of a significant portion of our loan portfolio;
11.	risks related to our strategic focus on lending to small to medium-sized businesses;
12.	the accuracy and sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and other estimates;
13.	the risk of deteriorating asset quality and higher loan charge-offs;
14.	the time and effort necessary to resolve nonperforming assets;
15.	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;
16.	risks associated with our nonfarm nonresidential and construction loan portfolios, including the risks inherent in the valuation of the collateral securing such loans;
17.	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
18.	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
19.	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
20.	material decreases in the amount of deposits we hold, or a failure to grow our deposit base as necessary to help fund our growth and operations;
21.	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;
22.	potential fluctuations in the market value and liquidity of our investment securities;
23.	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
24.	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;
25.	risks associated with fraudulent, negligent, or other acts by our customers, employees or vendors;
26.	our ability to keep pace with technological change or difficulties when implementing new technologies;
27.	risks associated with system failures or failures to protect against cybersecurity threats, such as breaches of our network security;
28.	risks associated with data processing system failures and errors;
29.	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
30.	the initiation and outcome of litigation and other legal proceedings against us or to which we become subject;

31.	our ability to comply with various governmental and regulatory requirements applicable to financial institutions, including regulatory requirements to maintain minimum capital levels;
32.

the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as further implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act;

33.

governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve, as well as legislative and regulatory changes, including as a result of initiatives of the administration of President Donald J. Trump;

34.	our ability to comply with supervisory actions by federal and state banking agencies;
35.	changes in the scope and cost of Federal Deposit Insurance Corporation, or the FDIC, insurance and other coverage; and
36.	systemic risks associated with the soundness of other financial institutions.

Other factors not identified above, including those described under the heading “Risk Factors” in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 4, 2018, related to our initial public offering, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, may also cause our results to differ materially from the anticipated or estimated results described in our forward-looking statements. The foregoing factors should not be construed as exhaustive, and you should consider these factors in connection with considering any forward-looking statements that may be made by us. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statements speaks only as of the date on which it is made, and we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

Overview

We are a Texas corporation and a registered bank holding company located in the Houston metropolitan area with headquarters in Conroe, Texas. We offer a broad range of commercial and retail banking services through our wholly-owned bank subsidiary, Spirit of Texas Bank SSB. We operate through 15 full-service branches located primarily in the Houston and Dallas/Fort Worth metropolitan areas. As of June 30, 2018, we had total assets of $1.08 billion, loans held for investment of $917.5 million, total deposits of $844.7 million and total stockholders’ equity of $148.0 million.

As a bank holding company, we generate most of our revenues from interest income on loans, gains on sale of the guaranteed portion of SBA loans, customer service and loan fees, brokerage fees derived from secondary mortgage originations and interest income from investments in securities. We incur interest expense on deposits and other borrowed funds and noninterest expenses, such as salaries and employee benefits and occupancy expenses. Our goal is to maximize income generated from interest-earning assets, while also minimizing interest expense associated with our funding base to widen net interest spread and drive net interest margin expansion. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings that are used to fund those assets. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities.

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

We consummated the underwritten initial public offering of our common stock in May 2018. Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “STXB.” In connection with our initial public offering, we issued and sold 2,300,000 shares of our common stock, including 300,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an offering price of $21.00 per share, for aggregate gross proceeds of $48.3 million before deducting underwriting discounts and offering expenses, and aggregate net proceeds of $42.2 million after deducting underwriting discounts and offering expenses. As of the date hereof, we used $7.8 million of net proceeds from this offering to repay in full the outstanding indebtedness under our line of credit with a third party lender, plus accrued and unpaid interest.  For a description of the line of credit see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Borrowings.”  We intend to use the remaining net proceeds to support our continued growth, including organic growth and potential future acquisitions [such as the acquisition of Comanche National Corporation (“Comanche”),] and for general corporate purposes.

On July 19, 2018, the Company and Comanche, entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) providing for the acquisition by the Company of Comanche pursuant to the merger of Comanche with and into the Company, with the Company surviving the merger. Pursuant to the terms and subject to the conditions of the Reorganization Agreement, which has been approved by the boards of directors of each of the Company and Comanche, the transaction provides for the payment to Comanche shareholders of an estimated $12.2 million in cash and 2,142,857 shares of the Company’s common stock, subject to certain adjustments. The transaction is expected to close in the fourth quarter of 2018, subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals and the approvals of the Company’s and Comanche’s respective shareholders.

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

Performance Highlights

Operating and financial highlights for the three months ended June 30, 2018 include the following:

•	Net Income increased to $2.7 million.
•	Diluted earnings per share were $0.29 in the second quarter 2018.
•	Net Interest Margin and Tax Equivalent Net Interest Margin were 4.52% and 4.57%, respectively.
•	Return on Average Assets(1) and was 1.02%.
•	Return on Average Stockholders’ Equity(1) was 9.03%.
•	Efficiency ratio and Adjusted Efficiency ratio were 70.09% and 68.81%, respectively.
•	Book value per share was $15.12 in the second quarter 2018. Tangible book value per share was $14.34 in the second quarter 2018.

(1)Presented on an annualized basis

Tax equivalent net interest margin, adjusted efficiency ratio and tangible book value per share are non-GAAP financial measures. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Analysis of Results of Operations

Net income for the three months ended June 30, 2018 totaled $2.7 million, which generated diluted earnings per common share of $0.29 for the three months ended June 30, 2018. Net income for the three months ended June 30, 2017 totaled $2.0 million, which generated diluted earnings per common share of $0.27 for the three months ended June 30, 2017. The increase in net income was driven by an increase in interest income of $1.9 million that was primarily attributable to increasing loan yields, partially offset by a decrease in noninterest income of $1.3 million, which was mainly the result of a decrease in gain on sales of loans, net. Our results of operations for the three months ended June 30, 2018 produced an annualized return on average assets of 1.02% compared to an annualized return on average assets of 0.81% for the three months ended June 30, 2017. We had an annualized return on average stockholders’ equity of 9.03% for the three months ended June 30, 2018, compared to an annualized return on average stockholders’ equity of 8.41% for the three months ended June 30, 2017.

Net income for the six months ended June 30, 2018 totaled $4.7 million, which generated diluted earnings per common share of $0.56 for the six months ended June 30, 2018. Net income for the six months ended June 30, 2017 totaled $2.2 million, which generated diluted earnings per common share of $0.29 for the six months ended June 30, 2017. The increase in net income was driven by an increase in interest income of $3.8 million that was primarily attributable to increasing loan yields, partially offset by an increase in interest expense of $674 thousand and a decrease in noninterest income of $738 thousand. The increase in interest expense was primarily due to an increase in interest rates by the Federal Open Market Committee during 2017 and 2018. The decrease in noninterest income was mainly the result of a decrease in gain on sales of loans, net. Our results of operations for the six months ended June 30, 2018 produced an annualized return on average assets of 0.91% compared to an annualized return on average assets of 0.45% for the six months ended June 30, 2017, and an annualized, adjusted return on average assets of 1.00% and 0.65% for the six months ended June 30, 2018 and 2017, respectively. We had an annualized return on average stockholders’ equity of 8.59% for the six months ended June 30, 2018, compared to an annualized return on average stockholders’ equity of 4.77% for the six months ended June 30, 2017, and an annualized, adjusted return on average stockholders’ equity of 9.49% and 6.91% for the six months ended June 30, 2018 and 2017, respectively.

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

	Three Months Ended June 30,
	2018			2017
	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$41,396	$183	1.77%	$101,749	$244	0.96%
Loans, including loans held for sale (2)	901,103	13,078	5.82%	809,774	11,228	5.56%
Investment securities and other	40,005	227	2.28%	24,467	148	2.43%
Total interest-earning assets	982,504	13,488	5.51%	935,990	11,620	4.98%
Noninterest-earning assets	75,278			63,330
Total assets	$1,057,782			$999,320
Interest-bearing liabilities:
Interest-bearing NOW accounts	$8,102	$3	0.15%	$8,776	$3	0.15%
Savings and money market accounts	221,792	337	0.61%	227,244	321	0.57%
Time deposits	431,666	1,601	1.49%	437,470	1,320	1.21%
FHLB advances and other borrowings	85,612	465	2.18%	71,519	384	2.16%
Total interest-bearing liabilities	747,172	2,406	1.29%	745,009	2,028	1.09%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	188,628			154,043
Other liabilities	2,855			4,483
Stockholders' equity	119,127			95,785
Total liabilities and stockholders' equity	$1,057,782			$999,320
Net interest rate spread			4.22%			3.89%
Net interest income and margin		$11,082	4.52%		$9,592	4.11%
Net interest income and margin (tax equivalent)(3)		$11,196	4.57%		$9,833	4.21%

(1) Average balances presented are derived from daily average balances.

(2) Includes loans on nonaccrual status.

(3) In order to make pretax income and resultant yields on tax-exempt loans comparable to those on taxable loans, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the three months ended June 30, 2018 and a federal tax rate of 34% for the three months ended June 30, 2017, which is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

	Six Months Ended June 30,
	2018			2017
	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$34,657	$307	1.79%	$123,380	$523	0.86%
Loans, including loans held for sale (2)	892,858	25,369	5.73%	794,848	21,673	5.50%
Investment securities and other	40,691	465	2.30%	14,596	175	2.42%
Total interest-earning assets	968,206	26,141	5.44%	932,824	22,371	4.84%
Noninterest-earning assets	75,542			62,384
Total assets	$1,043,748			$995,208
Interest-bearing liabilities:
Interest-bearing NOW accounts	$7,926	$6	0.15%	$8,187	$6	0.15%
Savings and money market accounts	228,571	679	0.60%	227,718	651	0.58%
Time deposits	424,381	2,987	1.42%	432,675	2,572	1.20%
FHLB advances and other borrowings	89,538	1,006	2.26%	71,335	775	2.19%
Total interest-bearing liabilities	750,416	4,678	1.26%	739,915	4,004	1.09%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	179,210			156,668
Other liabilities	3,883			4,477
Stockholders' equity	110,239			94,148
Total liabilities and stockholders' equity	$1,043,748			$995,208
Net interest rate spread			4.18%			3.75%
Net interest income and margin		$21,463	4.47%		$18,367	3.97%
Net interest income and margin (tax equivalent)(3)		$21,694	4.52%		$18,828	4.07%

(1) Average balances presented are derived from daily average balances.

(2) Includes loans on nonaccrual status.

(3) In order to make pretax income and resultant yields on tax-exempt loans comparable to those on taxable loans, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the six months ended June 30, 2018 and a federal tax rate of 34% for the six months ended June 30, 2017, which is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates follows:

	Three Months Ended June 30, 2018 compared to 2017
	Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$(705)	$644	$(61)
Loans, including loans held for sale (2)	1,308	542	1,850
Investment securities and other	139	(60)	79
Total change in interest income	$742	$1,126	$1,868
Interest-bearing liabilities:
Interest-bearing NOW accounts	—	—	—
Savings and money market accounts	(42)	58	16
Time deposits	(117)	398	281
FHLB advances and other borrowings	77	4	81
Total change in interest expenses	(82)	460	378
Total change in net interest income	$824	$666	$1,490

(1) Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

(2) Includes loans on nonaccrual status.

	Six Months Ended June 30, 2018 compared to 2017
	Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$(1,003)	$787	$(216)
Loans, including loans held for sale (2)	2,760	936	3,696
Investment securities and other	317	(27)	290
Total change in interest income	$2,074	$1,696	$3,770
Interest-bearing liabilities:
Interest-bearing NOW accounts	—	—	—
Savings and money market accounts	3	25	28
Time deposits	(142)	557	415
FHLB advances and other borrowings	205	26	231
Total change in interest expenses	66	608	674
Total change in net interest income	$2,008	$1,088	$3,096

(1) Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

(2) Includes loans on nonaccrual status.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Net interest income was $11.1 million for the three months ended June 30, 2018 compared to $9.6 million for the three months ended June 30, 2017, representing an increase of $1.5 million, or 15.5%. The increase in net interest income was primarily due to an increase in interest income of $1.9 million partially offset by an increase in interest expense of $378 thousand. Interest income on loans increased by $1.9 million for the three months ended June 30, 2018. The growth in average loans of $91.3 million, including loans held for sale, for the three months ended June 30, 2018 was the primary driver of the increase in interest income on loans, as well as an increase in the average rate on loans of 26 basis points over the same period.

Interest expense was $2.4 million for the three months ended June 30, 2018 compared to $2.0 million for the three months ended June 30, 2017, representing an increase of $378 thousand. This increase was mainly due to an increase in interest expense on deposits and FHLB advances and other borrowings. Interest expense on deposits totaled $1.9 million for the three months ended June 30, 2018 compared to $1.6 million for the three months ended June 30, 2017, representing an increase of $297 thousand, resulting primarily from an increase in the average rate paid on time deposits of 28 basis points for the three months ended June 30, 2018 over the three months ended June 30, 2017. The average cost of deposits for the three months ended June 30, 2018 was 0.92%. This represents an increase of 12 basis points compared to the average cost of deposits of 0.80% for the three months ended June 30, 2017. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2017 and 2018. For the three months ended June 30, 2018, the average rate paid on time deposits was 1.49% compared to 1.21% for the three months ended June 30, 2017.

Interest expense on FHLB advances and other borrowings increased by $81 thousand for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily attributable to an increase in the average balance of FHLB advances and other borrowings of $14.1 million for the three months ended June 30, 2018. The slight increase in the average rate on borrowings was primarily attributable to rising interest rates during 2017 and 2018.

The net interest margin was 4.52% for the three months ended June 30, 2018 compared to 4.11% for the three months ended June 30, 2017, representing an increase of 41 basis points. The tax equivalent net interest margin was 4.57% for the three months ended June 30, 2018 compared to 4.21% for the three months ended June 31, 2017, representing an increase of 36 basis points. The average yield on interest-earning assets increased by 53 basis points for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 while the average rate paid on interest-bearing liabilities increased by 20 basis points, resulting in a 33 basis point increase in the interest rate spread. The increase in both net interest margin and interest rate spread primarily resulted from the shift in assets from low yielding interest-earning deposits in other banks to higher yielding loans for the three months ended June 30, 2018.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Net interest income was $21.5 million for the six months ended June 30, 2018 compared to $18.4 million for the six months ended June 30, 2017, representing an increase of $3.1 million, or 16.9%. The increase in net interest income was primarily due to an increase in interest income of $3.8 million partially offset by an increase in interest expense of $674 thousand. Interest income on loans increased by $3.7 million for the six months ended June 30, 2018. The growth in average loans of $98.0 million, including loans held for sale, for the six months ended June 30, 2018 was the primary driver of the increase in interest income on loans, as well as an increase in the average rate on loans of 23 basis points over the same period.

Interest expense was $4.7 million for the six months ended June 30, 2018 compared to $4.0 million for the six months ended June 30, 2017, representing an increase of $674 thousand. This increase was mainly due to an increase in interest expense on deposits and FHLB advances and other borrowings. Interest expense on deposits totaled $3.7 million for the six months ended June 30, 2018 compared to $3.2 million for the six months ended June 30, 2017, representing an increase of $443 thousand, resulting primarily from an increase in the average rate paid on time deposits of 22 basis points for the six months ended June 30, 2018 over the six months ended June 30, 2017. The average cost of deposits for the six months ended June 30, 2018 was 0.88%. This represents an increase of 9 basis points compared to the average cost of deposits of 0.79% for the six months ended June 30, 2017. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2017 and 2018. For the six months ended June 30, 2018, the average rate paid on time deposits was 1.42% compared to 1.20% for the six months ended June 30, 2017.

Interest expense on FHLB advances and other borrowings increased by $231 thousand for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was attributable to both an increase in the average balance of FHLB advances and other borrowings of $18.2 million and an increase in the average rate paid on FHLB advances and other borrowings of 7 basis points for the six months ended June 30, 2018.

The net interest margin was 4.47% for the six months ended June 30, 2018 compared to 3.97% for the six months ended June 30, 2017, representing an increase of 50 basis points. The tax equivalent net interest margin was 4.52% for the six months ended June 30, 2018 compared to 4.07% for the six months ended June 31, 2017, representing an increase of 45 basis points. The average yield on interest-earning assets increased by 60 basis points for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 while the average rate paid on interest-bearing liabilities increased by 17 basis points, resulting in a 43 basis point increase in the interest rate spread. The increase in both net interest margin and interest rate spread primarily resulted from the shift in assets from low yielding interest-earning deposits in other banks to higher yielding loans for the six months ended June 30, 2018.

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

Three months ended June 30, 2018 compared to three months ended June 30, 2017

The provision for loan losses was $635 thousand for the three months ended June 30, 2018 and $650 thousand for the three months ended June 30, 2017. The ratio of net charged-off loans to average loans (annualized) was 0.15% for the three months ended June 30, 2018 and the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

The provision for loan losses was $974 thousand for the six months ended June 30, 2018 and $1.2 million for the six months ended June 30, 2017. The ratio of net charged-off loans to average loans (annualized) was 0.14% for the six months ended June 30, 2018 and 0.17% for the six months ended June 30, 2017.

Our management maintains a proactive approach in managing nonperforming loans, which were $4.0 million, or 0.44% of loans held for investment, at June 30, 2018, and $3.6 million, or 0.41% of loans held for investment, at December 31, 2017. The allowance for loan and lease losses totaled $6.0 million, or 0.66% of loans held for investment, at June 30, 2018 compared to $5.7 million, or 0.65% of loans held for investment, at December 31, 2017. The ratio of allowance for loan and lease losses to nonperforming loans was 148.92% at June 30, 2018, compared to 157.22% at December 31, 2017.

Noninterest Income

Our noninterest income includes the following: (1) service charges and fees; (2) SBA loan servicing fees; (3) mortgage referral fees; (4) gain on the sales of loans, net; (5) gain (loss) on sales of other assets; and (6) other.

The following table presents a summary of noninterest income by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change from the Prior Period	2018	2017	Change from the Prior Period
Noninterest income:
Service charges and fees	419	349	20.1%	776	733	5.9%
SBA loan servicing fees	548	625	-12.3%	1,172	1,171	0.1%
Mortgage referral fees	208	243	-14.4%	364	373	-2.4%
Gain on sales of loans, net	1,041	2,288	-54.5%	2,515	3,318	-24.2%
Gain (loss) on sales of other assets	7	45	-84.4%	(25)	23	-208.7%
Other noninterest income	80	4	1900.0%	89	11	709.1%
Total noninterest income	$2,303	$3,554	-35.2%	$4,891	$5,629	-13.1%

Three months ended June 30, 2018 compared to three months ended June 30, 2017

For the three months ended June 30, 2018, noninterest income totaled $2.3 million, a $1.3 million, or 35.2%, decrease from $3.6 million for the prior period. This decrease was primarily due to a decrease in gain on sales of loans, net of $1.2 million.

Gain on sales of loans, net, was $1.0 million for the three months ended June 30, 2018 compared to $2.3 million for the three months ended June 30, 2017, primarily due to increased premiums being offered in the second quarter of 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

For the six months ended June 30, 2018, noninterest income totaled $4.9 million, a $738 thousand, or 13.1%, decrease from $5.6 million for the prior period. This decrease was primarily due to a decrease in gain on sales of loans, net of $803 thousand.

Gain on sales of loans, net, was $2.5 million for the six months ended June 30, 2018 compared to $3.3 million for the six months ended June 30, 2017, primarily due to increased premiums being offered in the first half of 2017.

Noninterest Expense

Our noninterest expense includes the following: (1) salaries and employee benefits; (2) occupancy and equipment expenses; (3) loan and other real estate related expenses; (4) professional services; (5) data processing and network; (6) regulatory assessments and insurance; (7) amortization of core deposit intangibles; (8) advertising; (9) marketing; (10) telephone expense; and (11) other.

The following table presents a summary of noninterest expenses by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change from the Prior Period	2018	2017	Change from the Prior Period
Noninterest expense:
Salaries and employee benefits	6,043	5,899	2.4%	12,901	12,503	3.2%
Occupancy and equipment expenses	1,221	1,302	-6.2%	2,457	2,503	-1.8%
Loan and other real estate related expenses	14	101	-86.1%	77	224	-65.6%
Professional services	314	476	-34.0%	625	749	-16.6%
Data processing and network	321	313	2.6%	634	582	8.9%
Regulatory assessments and insurance	266	236	12.7%	521	468	11.3%
Amortization of intangibles	175	175	0.0%	351	351	0.0%
Advertising	102	157	-35.0%	217	284	-23.6%
Marketing	121	150	-19.3%	239	281	-14.9%
Telephone expense	114	81	40.7%	212	216	-1.9%
Other operating expenses	690	604	14.2%	1,273	1,243	2.4%
Total noninterest expense	$9,381	$9,494	-1.2%	$19,507	$19,404	0.5%

Three months ended June 30, 2018 compared to three months ended June 30, 2017

For the three months ended June 30, 2018, noninterest expenses totaled $9.4 million, a $113 thousand, or 1.2%, decrease from $9.5 million for the prior period. This decrease was primarily due to a decrease in professional services expense of $162 thousand, partially offset by an increase in salaries and employee benefits of $144 thousand.

Professional services totaled $314 thousand for the three months ended June 30, 2018 compared to $476 thousand for the three months ended June 30, 2017. This decrease is primarily the result of the completion of the FDICIA readiness project.

Salaries and employee benefits totaled $6.0 million for the three months ended June 30, 2018, which included $173 thousand of stock-based compensation expense. By comparison, salaries and employee benefits totaled $5.9 million for the three months ended June 30, 2017, which included $201 thousand of stock-based compensation expense. The increase in salaries and employee benefits is primarily due to the hiring of six senior lenders in the Houston and Dallas/Fort Worth metropolitan areas during the first quarter of 2018.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

For the six months ended June 30, 2018, noninterest expenses totaled $19.5 million, a $103 thousand, or 0.5%, increase from $19.4 million for the prior period. This increase was primarily due to an increase in salaries and employee benefits of $398 thousand, partially offset by a decrease in loan and other real estate related expenses of $147 thousand and professional services of $124 thousand.

Salaries and employee benefits totaled $12.9 million for the six months ended June 30, 2018, which included $325 thousand of stock-based compensation expense and a one-time executive bonus expense of $475 thousand. By comparison, salaries and employee benefits totaled $12.5 million for the six months ended June 30, 2017, which included $1.2 million of stock-based compensation expense. During the six months ended June 30, 2017, we incurred a one-time expense of $757 thousand in connection with the accelerated vesting of all stock options held by our board of directors and the board of directors of the Bank approved by our board of directors in February 2017. The increase in salaries and employee benefits is primarily due to the hiring of six senior lenders in the Houston and Dallas/Fort Worth metropolitan areas and the payment of the one-time executive bonus during the six months ended June 30, 2018.

Loan and other real estate related expenses totaled $77 thousand for the six months ended June 30, 2018 compared to $224 thousand for the six months ended June 30, 2017. This decrease is primarily the result of other real estate expenses related to the foreclosure of two properties.

Professional services totaled $625 thousand for the six months ended June 30, 2018 compared to $749 thousand for the six months ended June 30, 2017. This decrease is primarily the result of the completion of the FDICIA readiness project.

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

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Income tax expense was $688 thousand for the three months ended June 30, 2018, a decrease of $305 thousand compared to income tax expense of $993 thousand for the three months ended June 30, 2017. Our effective tax rates for the three months ended June 30, 2018 and 2017 were 20.4% and 33.1%, respectively, primarily due to the impact of changes in the United States tax law during the year ended December 31, 2017. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“Tax Reform”) resulting in significant modifications to existing law. Our financial statements for the three months ended June 30, 2018 reflect certain effects of the Tax Reform, which include a reduction in the corporate tax rate from 34.0% to 21.0%.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Income tax expense was $1.2 million for both the six months ended June 30, 2018 and for the six months ended June 30, 2017. Our effective tax rates for the six months ended June 30, 2018 and 2017 were 20.1% and 34.3%, respectively, primarily due to the impact of the Tax Reform, which included a reduction in the corporate tax rate from 34.0% to 21.0%.

We recorded an uncertain tax position at December 31, 2017 arising from a deduction taken on the 2016 federal return related to a request for change in accounting method.  The total amount of the recorded uncertain tax position at December 31, 2017 was $903 thousand and is included in other liabilities. During the second quarter of 2018, the Company filed an amended return and the uncertain tax position was settled against the balance left on account with the IRS.  The Company’s policy is to classify interest and penalties associated with income taxes within other expenses. The Company did not record interest and penalties associated with income taxes for the three or six months ended June 30, 2018 or 2017.

Financial Condition

Our total assets increased $46.4 million, or 4.5%, from $1.03 billion as of December 31, 2017 to $1.08 billion as of June 30, 2018. Our asset growth was mainly due to the capital raised during our initial public offering during the second quarter of 2018.

Investment Securities

We use our investment securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, and meet collateral requirements and meet regulatory capital requirements. The average balance of the securities portfolio including FHLB and The Independent Bankers Bank, or TIB, stock for the three months ended June 30, 2018 and 2017 was $40.0 million and $24.5 million, respectively, with a pre-tax yield of 2.28% and 2.43%, respectively. The average balance of the securities portfolio including FHLB and The Independent Bankers Bank, or TIB, stock for the six months ended June 30, 2018 and 2017 was $40.7 million and $14.6 million, respectively, with a pre-tax yield of 2.30% and 2.42%, respectively. We held 50 securities classified as available for sale with an amortized cost of $35.9 million as of June 30, 2018.

Management evaluates securities for other-than-temporary impairment, or OTTI, at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. No securities were determined to be OTTI as of June 30, 2018 or December 31, 2017.

The following tables show contractual maturities and the weighted average yields on our investment securities as of the dates presented. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are not presented on a taxable equivalent basis:

	Maturity as of June 30, 2018
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
U.S. Government agencies	$—	0.00%	$—	0.00%	$1,536	2.18%	$477	2.92%
Residential mortgage- backed securities	—	0.00%	2	2.75%	950	2.34%	27,229	2.60%
Corporate bonds and other debt securities	—	0.00%	4,125	2.49%	1,563	2.78%	—	0.00%
Total available for sale	$—	0.00%	$4,127	2.49%	$4,049	2.45%	$27,706	2.61%

	Maturity as of December 31, 2017
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
U.S. Government agencies	$—	0.00%	$—	0.00%	$1,535	2.18%	$475	2.99%
Residential mortgage- backed securities	—	0.00%	2	2.75%	—	0.00%	30,154	2.01%
Corporate bonds and other debt securities	—	0.00%	4,142	2.45%	1,569	2.72%	—	0.00%
Total available for sale	$—	0.00%	$4,144	2.45%	$3,104	2.45%	$30,629	2.03%

As a member institution of the FHLB and TIB, the Bank is required to own capital stock in the FHLB and TIB. As of both June 30, 2018 and December 31, 2017, the Bank held approximately $4.8 million in FHLB and TIB bank stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or TIB. Such repurchases have historically been at par value. We monitor our investment in FHLB and TIB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of June 30, 2018 and December 31, 2017, management did not identify any indicators of impairment of FHLB and TIB stock.

Except for securities issued by U.S. government agencies, we did not have any concentrations where the total outstanding balances issued by a single issuer exceed 10% of our stockholders’ equity as of June 30, 2018 and December 31, 2017.

Our securities portfolio had a weighted average life of 5.47 years and an effective duration of 5.06 years as of June 30, 2018 and a weighted average life of 5.00 years and an effective duration of 5.03 years as of December 31, 2017.

Loans Held for Sale

Loans held for sale consist of the guaranteed portion of SBA loans that we intend to sell after origination. Our loans held for sale were $7.7 million as of June 30, 2018 and $3.8 million as of December 31, 2017.

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

Our total loans held for investment of $917.5 million as of June 30, 2018 represented an increase of $48.4 million, or 5.6%, compared to $869.1 million as of December 31, 2017. Our loans as a percentage of assets were 85.2% and 84.4% as of June 30, 2018 and December 31, 2017, respectively.

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table summarizes the allocation of loans by type as of the dates presented.

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial and industrial loans (1)	$149,988	16.4%	$135,040	15.5%
Real estate:
1-4 single family residential loans	238,606	26.0%	232,510	26.8%
Construction, land and development loans	152,558	16.6%	139,470	16.0%
Commercial real estate loans (including multifamily)	305,405	33.3%	285,731	32.9%
Consumer loans and leases	19,588	2.1%	22,736	2.6%
Municipal and other loans	51,376	5.6%	53,632	6.2%
Total loans held in portfolio	$917,521	100.0%	$869,119	100.0%

(1) Balance includes $72.4 million and $67.1 million of the unguaranteed portion of SBA loans as of June 30, 2018 and December 31, 2017, respectively.

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

Commercial and industrial loans, including SBA loans, totaled $150.0 million as of June 30, 2018 and represented an increase of $14.9 million, or 11.1%, from $135.0 million as of December 31, 2017. We believe we are well-positioned for loan growth in our commercial and industrial loan portfolio based on our strategic presence in the Houston and Dallas/Fort Worth metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

SBA loans held in our loan portfolio totaled $72.4 million and $67.1 million at June 30, 2018 and December 31, 2017, respectively. We intend to continue to expand our SBA lending program in the future.

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

We define our foreign national loans as loans to borrowers who derive more than 50% of their personal income from outside the U.S. We provide mortgages for these foreign nationals in Texas for primary occupancy or secondary homes while travelling to the U.S. Because more than 50% of the borrower’s income is derived from outside of the U.S., they do not qualify for traditional market financing. We have developed an enhanced due diligence process for foreign national loans that includes larger down payments than a traditional mortgage, as well as minimum reserves equal to an amount of mortgage payments over a specified period held in the Bank and monthly escrows for taxes and insurance.

1-4 single family residential real estate loans (including loans to foreign nationals) totaled $238.6 million as of June 30, 2018 and represented an increase of $6.1 million, or 2.6%, from $232.5 million as of December 31, 2017. We believe we are well-positioned for loan growth in our 1-4 single family residential real estate loan portfolio based on our strategic presence in the Houston and Dallas/Fort Worth metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

Construction loans totaled $152.6 million as of June 30, 2018 and represented an increase of $13.1 million, or 9.4%, from $139.5 million as of December 31, 2017. We believe we are well-positioned for loan growth in our construction, land and development loan portfolio based on our strategic presence in the Houston and Dallas/Fort Worth metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

Commercial real estate loans consist of owner and nonowner-occupied commercial real estate loans, multifamily loans and farmland. Total commercial real estate loans of $305.4 million as of June 30, 2018 represented an increase of $19.7 million, or 6.9%, from $285.7 million as of December 31, 2017. We believe we are well-positioned for loan growth in our commercial real estate loan portfolio based on our strategic presence in the Houston and Dallas/Fort Worth metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

Consumer loans and leases totaled $19.6 million as of June 30, 2018 and represented a decrease of $3.1 million, or 13.8%, from $22.7 million as of December 31, 2017. We have not actively grown our consumer portfolio because we believe current pricing on these loans do not adequately cover the inherent risk.

Municipal and other loans

Municipal and other loans consist primarily of loans made to municipalities and emergency service, hospital and school districts as well as agricultural loans.

We make loans to municipalities and emergency service, hospital and school districts primarily throughout Texas. The majority of these loans have tax or revenue pledges and in some cases are additionally supported by collateral. Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service. Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities. Total loans to municipalities and emergency service, hospital and school districts and others were $51.4 million as of June 30, 2018 and represented a decrease of $2.3 million, or 4.2%, from $53.6 million as of December 31, 2017. We have not actively grown our municipal loan portfolio as the impact of the recent Tax Reform has resulted in unfavorable pricing on these loans.

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due, other real estate owned and repossessed assets and restructured loans as of the dates indicated:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial and industrial loans	$2,410	$1,927
Real estate:
1-4 single family residential loans	1,357	1,135
Construction, land and development loans	24	—
Commercial real estate loans (including multifamily)	147	447
Consumer loans and leases	100	53
Municipal and other loans	—	—
Total nonaccrual loans	4,038	3,562
Accruing loans 90 days or more past due	1	33
Total nonperforming loans	4,039	3,595
Other real estate owned and repossessed assets	289	21
Total nonperforming assets	$4,328	$3,616
Restructured loans (1)	$196	$270

(1) Restructured loans represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Nonperforming loans totaled $4.0 million at June 30, 2018, an increase of $444 thousand, or 12.4%, from $3.6 million at December 31, 2017. Nonperforming assets totaled $4.3 million at June 30, 2018, an increase of $712 thousand, or 19.7%, from $3.6 million at December 31, 2017.

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

The following table sets forth our asset and credit quality ratios for the periods presented:

	June 30, 2018	December 31, 2017
Asset and Credit Quality Ratios
Nonperforming loans to loans held for investment (1)	0.44%	0.41%
Nonperforming assets to loans plus OREO	0.47%	0.42%
Nonperforming assets to total assets (2)	0.40%	0.35%
Net charge-offs to average loans (annualized)(3)	0.14%	0.14%
Allowance for loan losses to nonperforming loans	148.92%	157.22%
Allowance for loan losses to loans held for investment	0.66%	0.65%

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

The following tables summarize the allocation of allowance for loan and lease losses related to our loans as of the dates and for the periods presented. This allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans:

	Allowance Rollforward
Three Months Ended June 30, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,906	$(321)	$3	$2,298	$4,886
Real estate:
1-4 single family residential loans	887	(5)	—	(564)	318
Construction, land and development loans	540	—	—	(345)	195
Commercial real estate loans (including multifamily)	1,032	—	—	(799)	233
Consumer loans and leases	175	(24)	—	195	346
Municipal and other loans	187	—	—	(150)	37
Ending allowance balance	$5,727	$(350)	$3	$635	$6,015

	Allowance Rollforward
Three Months Ended June 30, 2017	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,451	$(280)	$2	$409	$2,582
Real estate:
1-4 single family residential loans	676	—	—	56	732
Construction, land and development loans	380	—	—	32	412
Commercial real estate loans (including multifamily)	697	—	—	103	800
Consumer loans and leases	194	(31)	—	41	204
Municipal and other loans	152	—	—	9	161
Ending allowance balance	$4,550	$(311)	$2	$650	$4,891

	Allowance Rollforward
Six Months Ended June 30, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,046	$(645)	$69	$2,416	$4,886
Real estate:
1-4 single family residential loans	902	(5)	—	(579)	318
Construction, land and development loans	441	—	—	(246)	195
Commercial real estate loans (including multifamily)	898	—	—	(665)	233
Consumer loans and leases	198	(30)	—	178	346
Municipal and other loans	167	—	—	(130)	37
Ending allowance balance	$5,652	$(680)	$69	$974	$6,015

	Allowance Rollforward
Six Months Ended June 30, 2017	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,347	$(540)	$2	$773	$2,582
Real estate:
1-4 single family residential loans	647	—	—	85	732
Construction, land and development loans	364	—	—	48	412
Commercial real estate loans (including multifamily)	667	(15)	—	148	800
Consumer loans and leases	186	(113)	—	131	204
Municipal and other loans	146	—	—	15	161
Ending allowance balance	$4,357	$(668)	$2	$1,200	$4,891

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

During 2017, we refined our allowance for loan loss methodology based upon management’s judgment and applicable regulatory guidance. The calculation of reserves on loans collectively evaluated for impairment was altered to reflect five years of historical loss experience which more appropriately matches the weighted average life of loans in the portfolio. Additionally, the calculated historical loss experience is now allocated across the portfolio’s risk rates using a probability of default curve constructed from the Bank’s historical default data. We also updated the qualitative component of the reserve on loans collectively evaluated for impairment to allow for a greater sensitivity to current trends.

Prior to the second quarter of 2018, we were utilizing a peer bank allowance coverage ratio in the qualitative reserve calculation, as we did not have enough historical defaults to rely on our own loss factors. As of June 30, 2018, we had a sufficient amount of defaults over the five year lookback period to transition over to relying more on our own historical loss data versus peer data. While this did not result in a significant change to the allowance for loan and lease losses as a whole, it did result in increasing the provision for certain loan categories that we had experienced more historical defaults.

The allowance for loan and lease losses increased to $6.0 million at June 30, 2018 as compared to $5.7 million at December 31, 2017. The allowance for loan and lease losses as a percentage of nonperforming loans and allowance for loan and lease losses as a percentage of loans held for investment was 148.92% and 0.66%, respectively, as of June 30, 2018, compared to 157.22% and 0.65%, respectively, as of December 31, 2017.

Net loan charge-offs for the three months ended June 30, 2018 totaled $347 thousand, an increase from $309 thousand of net loan charge-offs for the same period of 2017. Net loan charge-offs for the six months ended June 30, 2018 totaled $611 thousand, a decrease from $666 thousand of net loan charge-offs for the same period of 2017.

The following table provides the allocation of the allowance for loan and lease losses as of the dates presented:

	June 30, 2018		December 31, 2017
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
Commercial and industrial loans	$4,886	16.4%	$3,046	15.5%
Real estate:
1-4 single family residential loans	318	26.0%	902	26.8%
Construction, land and development loans	195	16.6%	441	16.0%
Commercial real estate loans (including multifamily)	233	33.3%	898	32.9%
Consumer loans and leases	346	2.1%	198	2.6%
Municipal and other loans	37	5.6%	167	6.2%
Total	$6,015	100.0%	$5,652	100.0%

Deposits

We expect deposits to be our primary funding source in the future as we optimize our deposit mix by continuing to shift our deposit composition from higher cost time deposits to lower cost demand deposits. Non-time deposits include demand deposits, NOW accounts, and savings and money market accounts.

The following table shows the deposit mix as of the dates presented:

	June 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$183,618	21.7%	$176,726	21.2%
Interest-bearing NOW accounts	7,404	0.9%	7,318	0.9%
Savings and money market accounts	212,683	25.2%	243,173	29.1%
Time deposits	440,978	52.2%	408,151	48.8%
Total deposits	$844,683	100.0%	$835,368	100.0%

Total deposits at June 30, 2018 were $844.7 million, an increase of $9.3 million, or 1.1%, from total deposits at December 31, 2017 of $835.4 million.

The average cost of deposits for the three months ended June 30, 2018 was 0.92%. This represents an increase of 12 basis points compared to the average cost of deposits of 0.80% for the three months ended June 30, 2017. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2017 and 2018. For the three months ended June 30, 2018, the average rate paid on time deposits was 1.49% compared to 1.21% for the three months ended June 30, 2017.

The average cost of deposits for the six months ended June 30, 2018 was 0.88%. This represents an increase of 9 basis points compared to the average cost of deposits of 0.79% for the six months ended June 30, 2017. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2017 and 2018. For the six months ended June 30, 2018, the average rate paid on time deposits was 1.42% compared to 1.20% for the six months ended June 30, 2017.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

June 30, 2018
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$56,064
After three months through six months	57,077
After six months through twelve months	105,301
After twelve months	126,625
Total	$345,067

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB borrowings: The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2018 and December 31, 2017, total remaining borrowing capacity of $276.9 million and $274.0 million, respectively, was available under this arrangement.

Line of credit: We entered into a line of credit with a third party lender in May 2017 that allows us to borrow up to $20 million. The interest rate on this line of credit is based upon 90-day LIBOR plus 4.0%, and unpaid principal and interest is due at the stated maturity of May 12, 2022. This line of credit is secured by a pledge of all of the common stock of the Bank. This line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender. On May 8, 2018, we used $7.8 million of net proceeds from our initial public offering to repay in full this line of credit, plus accrued and unpaid interest. At June 30, 2018, total borrowing capacity of $20.0 million was available under this line of credit.

Total borrowings consisted of the following as of the dates presented:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Short-term FHLB borrowings	$15,000	$15,000
Long-term FHLB borrowings	66,191	68,623
Third party lender line of credit	—	7,788
Total borrowings	$81,191	$91,411

At June 30, 2018, total borrowings were $81.2 million, a decrease of $10.2 million, or 11.2%, from $91.4 million at December 31, 2017.

Short-term borrowings consist of debt with maturities of one year or less. Our short-term borrowings consist of FHLB borrowings and a third party line of credit. The following table is a summary of short-term borrowings as of and for the periods presented:

	As of/For the Three Months Ended June 30,		As of/For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Short-term borrowings:
Maximum outstanding at any month-end during the period	$20,000	$6,750	$20,000	$40,000
Balance outstanding at end of period	15,000	5,000	15,000	5,000
Average outstanding during the period	15,769	4,008	16,740	21,905
Average interest rate during the period	1.75%	2.58%	1.73%	1.55%
Average interest rate at the end of the period	1.74%	1.25%	1.74%	1.25%

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$102,979	$94,090	$99,139	$92,896
Net income	2,681	2,009	4,694	2,228
Shares issued in offering, net	42,219	—	42,219	—
Exercise of stock options and warrants	—	430	2,185	446
Stock-based compensation	173	201	325	1,160
Other comprehensive income (loss)	(66)	(128)	(576)	(128)
Balance at end of period	$147,986	$96,602	$147,986	$96,602

Net income totaled $2.7 million for the three months ended June 30, 2018, an increase of $672 thousand, compared to $2.0 million for the three months ended June 30, 2017. Our results of operations for the three months ended June 30, 2018 produced an annualized return on average assets of 1.02%% compared to 0.81% for the three months ended June 30, 2017. Our results of operations for the three months ended June 30, 2018 produced an annualized return on average stockholders’ equity of 9.03% compared to 8.41% for the three months ended June 30, 2017.

Net income totaled $4.7 million for the six months ended June 30, 2018, an increase of $2.5 million, compared to $2.2 million for the six months ended June 30, 2017. Our results of operations for the six months ended June 30, 2018 produced an annualized return on average assets of 0.91% compared to an annualized return on average assets of 0.45% for the six months ended June 30, 2017, and an annualized, adjusted return on average assets of 1.00% and 0.65% for the six months ended June 30, 2018 and 2017, respectively. We had an annualized return on average stockholders’ equity of 8.59% for the six months ended June 30, 2018, compared to an annualized return on average stockholders’ equity of 4.77% for the six months ended June 30, 2017, and an annualized, adjusted return on average stockholders’ equity of 9.49% and 6.91% for the six months ended June 30, 2018 and 2017, respectively.

Stockholders’ equity was $148.0 million as of June 30, 2018, an increase of $48.8 million from $99.1 million as of December 31, 2017. The increase was primarily driven by proceeds raised during our initial public offering of $42.2 million, net income of $4.7 million and the exercise of stock options and warrants of $2.2 million during the period.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions, which, in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), are not included on our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and commercial and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized on our consolidated balance sheets.

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We seek to minimize our exposure to loss under these commitments by subjecting them to prior credit approval and ongoing monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. As of June 30, 2018 and December 31, 2017, our reserve for unfunded commitments totaled $40 thousand.

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

The following table summarizes our commitments as of the dates presented:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Unfunded loan commitments	$130,286	$134,536
Commercial and standby letters of credit	85	91
Total	$130,371	$134,627

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

Capital Resources

We are required to comply with certain “risk-based” capital adequacy guidelines issued by the Board of Governors of the Federal Reserve System (the “FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”). The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the “credit-equivalent” amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts.

Under the Basal III rules adopted by the federal bank regulatory agencies in July 2013 and effective beginning January 1, 2015, we are required to maintain a leverage ratio of 4.0% (5.0% to be considered “well capitalized”), common equity tier 1 capital to risk-weighted assets ratio of 4.5% (6.5% to be considered “well capitalized”), a tier 1 capital to risk-weighted assets ratio of 6.0% (8.0% to be considered “well capitalized”), and a total capital to risk-weighted assets ratio of 8.0% (10.0% to be considered “well capitalized”). In addition, the risk-weighted capital ratios include a capital conservation buffer of 2.5%, which is in addition to the minimum risk-based capital standards. Institutions that do not maintain this required capital conservation buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conservation buffer is being phased in over four years beginning in 2016. We have included the 1.25% and 1.875% increases for 2017 and 2018, respectively, in our minimum capital adequacy ratios in the table below. The capital conservation buffer effectively raises the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019.

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

The following table sets forth the regulatory capital ratios, excluding the impact of the capital conservation buffer, as of the dates indicated:

	Minimum Capital	Minimum Capital Requirement with Capital	Minimum To Be Well	June 30, 2018	December 31, 2017
	Requirement	Buffer	Capitalized	Actual	Actual
Capital ratios (Company):
Tier 1 leverage ratio	4.0%	4.000%	N/A	13.10%	8.71%
Common equity tier 1 capital ratio	4.5%	6.375%	N/A	14.90%	10.07%
Tier 1 risk-based capital ratio	6.0%	7.875%	N/A	14.90%	10.07%
Total risk-based capital ratio	8.0%	9.875%	N/A	15.56%	10.72%

Capital ratios (Bank):
Tier 1 leverage ratio	4.0%	4.000%	5.0%	9.30%	9.29%
Common equity tier 1 capital ratio	4.5%	6.375%	6.5%	10.57%	10.74%
Tier 1 risk-based capital ratio	6.0%	7.875%	8.0%	10.57%	10.74%
Total risk-based capital ratio	8.0%	9.875%	10.0%	11.23%	11.39%

At June 30, 2018, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At June 30, 2018, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2018 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain the Bank’s “well capitalized” status.

As of June 30, 2018, we had a tier 1 leverage ratio of 13.10%. As of June 30, 2018, the Bank had a tier 1 leverage ratio of 9.30%, which provided $44.9 million of excess capital relative to the minimum requirements to be considered “well capitalized.”

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. At June 30, 2018 and December 31, 2017, our liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. The Bank maintained four Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $35.0 million as of June 30, 2018 and December 31, 2017. There were no advances under these lines of credit outstanding as of June 30, 2018 or December 31, 2017.

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 5.47 years and an effective duration of 5.06 years as of June 30, 2018.

As of June 30, 2018, we had outstanding $130.3 million in commitments to extend credit and $85 thousand in commitments associated with outstanding commercial and standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2018, we believe we had no exposure to future cash requirements associated with known uncertainties. Capital expenditures, including buildings and construction in process, for the six months ended June 30, 2018 and 2017 were $2.8 million and $2.1 million, respectively. In 2017, we completed the purchase of a building at 5301 Spring Valley, Dallas, Texas consisting of 23,602 square feet for approximately $4.9 million and the purchase of a building at 1120 Summit Avenue, Fort Worth, Texas consisting of 7,483 square feet for approximately $3.0 million. We estimate the remaining capital expenditures related to the renovation of both locations as well as the construction of a new building at our principal executive offices at 1836 Spirit of Texas Way will be approximately $400 thousand. We moved both the Fort Worth branch location and the Dallas branch location from our prior leased locations to the newly acquired locations during April 2018. We plan to fund capital expenditures for these properties with cash flow from operations.

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

The following table reconciles, as of the dates set forth below, net interest margin on a fully taxable equivalent basis:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Net interest margin - GAAP basis:
Net interest income	$11,082	$9,592	$21,463	$18,367
Average interest-earning assets	982,504	935,990	968,206	932,824
Net interest margin	4.52%	4.11%	4.47%	3.97%
Net interest margin - Non-GAAP basis:
Net interest income	$11,082	$9,592	$21,463	$18,367
Plus:
Impact of fully taxable equivalent adjustment	114	241	231	461
Net interest income on a fully taxable equivalent basis	$11,196	$9,833	$21,694	$18,828
Average interest-earning assets	982,504	935,990	968,206	932,824
Net interest margin on a fully taxable equivalent basis - Non-GAAP basis	4.57%	4.21%	4.52%	4.07%

Adjusted Earnings per Common Share – Basic and Diluted

Adjusted earnings per common share – basic and diluted is a non-GAAP financial measure that excludes non-recurring and non-core items. In our judgment, the adjustments made to net income allow investors and analysts to better assess our basic and diluted earnings per common share by removing the volatility that is associated with certain non-recurring items and other discrete items that are unrelated to our core business.

There were no non-recurring items for the three months ended June 30, 2018 and 2017.  We adjusted net income by $7 thousand for the three months ended June 30, 2018 and by $45 thousand for the three months ended June 30, 2017 for gains on the sales of other assets.  We believe gains on the sales of other assets to be unrelated to our core business.

Non-recurring adjustments for the six months ended June 30, 2018 consisted of a $475 thousand one-time bonus to executive officers. We believe this to be a non-recurring adjustment as this bonus was related to our initial public offering. Non-recurring adjustments for the six months ended June 30, 2017 consisted of a $1.4 million adjustment for salaries and employee benefits and a $180 thousand adjustment for professional fees. We believe both of these items are non-recurring because during 2017 we began accruing for executive bonuses and the audit fee related to the IPO process. Additionally, we adjusted net income by $25 thousand during the six months ended June 30, 2018 for a loss on the sales of other assets and by $23 thousand for a gain on the sales of other assets during the six months ended June 30, 2017. We believe gains and losses on the sales other assets to be unrelated to our core business.

The following table reconciles, as of the date set forth below, basic and diluted earnings per common share and presents our basic and diluted earnings per common share exclusive of the impact of our non-recurring adjustments:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Basic and diluted earnings per share - GAAP basis:
Net income	$2,681	$2,009	$4,694	$2,228
Less:
Participated securities share of undistributed earnings	—	—	—	21
Net income available to common stockholders	$2,681	$2,009	$4,694	$2,207
Weighted average number of common shares - basic	8,851,446	7,273,351	8,104,370	7,187,125
Weighted average number of common shares - diluted	9,306,029	7,568,921	8,445,960	7,482,695
Basic earnings per common share	$0.30	$0.28	$0.58	$0.31
Diluted earnings per common share	$0.29	$0.27	$0.56	$0.29
Basic and diluted earnings per share - Non-GAAP basis:
Net income	$2,681	$2,009	$4,694	$2,228
Pre-tax adjustments:
Noninterest income
Gain (loss) on sales of other assets	7	45	(25)	23
Gain (loss) on sales of investment securities
Noninterest expense
Salaries and employee benefits	—	—	475	1,357
Professional services	—	—	—	180
Taxes:
Tax effect of adjustments	1	15	(5)	(514)
Adjusted net income	$2,675	$1,979	$5,189	$3,228
Weighted average number of common shares - basic	8,851,446	7,273,351	8,104,370	7,187,125
Weighted average number of common shares - diluted	9,306,029	7,568,921	8,445,960	7,482,695
Basic earnings per common share - Non-GAAP basis	$0.30	$0.27	$0.64	$0.45
Diluted earnings per common share - Non-GAAP basis	$0.29	$0.26	$0.61	$0.43

Adjusted Return on Average Assets

Adjusted return on average assets is a non-GAAP financial measure that excludes non-recurring and non-core items. In our judgment, the adjustments made to net income allow investors and analysts to better assess our return on average assets by removing the volatility that is associated with certain non-recurring items and other discrete items that are unrelated to our core business.

There were no non-recurring items for the three months ended June 30, 2018 and 2017.  We adjusted net income by $7 thousand for the three months ended June 30, 2018 and by $45 thousand for the three months ended June 30, 2017 for gains on the sales of other assets.  We believe gains on the sales of other assets to be unrelated to our core business.

Non-recurring adjustments for the six months ended June 30, 2018 consisted of a $475 thousand one-time bonus to executive officers. We believe this to be a non-recurring adjustment as this bonus was related to our initial public offering. Non-recurring adjustments for the six months ended June 30, 2017 consisted of a $1.4 million adjustment for salaries and employee benefits and a $180 thousand adjustment for professional fees. We believe both of these items are non-recurring because during 2017 we began accruing for executive bonuses and the audit fee related to the IPO process. Additionally, we adjusted net income by $25 thousand during the six months ended June 30, 2018 for a loss on the sales of other assets and by $23 thousand for a gain on the sales of other assets during the six months ended June 30, 2017. We believe gains and losses on the sales other assets to be unrelated to our core business.

The following table reconciles, as of the date set forth below, return on average assets and presents our return on average assets exclusive of the impact of our non-recurring adjustments:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Return on average assets - GAAP basis:
Net income	$2,681	$2,009	$4,694	$2,228
Average assets	1,057,782	999,320	1,043,748	995,208
Return on average assets (annualized)	1.02%	0.81%	0.91%	0.45%
Return on average assets - Non-GAAP basis:
Net income	$2,681	$2,009	$4,694	$2,228
Pre-tax adjustments:
Noninterest income
Gain (loss) on sales of other assets	7	45	(25)	23
Noninterest expense
Salaries and employee benefits	—	—	475	1,357
Professional services	—	—	—	180
Taxes:
Tax effect of adjustments	1	15	(5)	(514)
Adjusted net income	$2,675	$1,979	$5,189	$3,228
Average assets	1,057,782	999,320	1,043,748	995,208
Return on average assets - Non-GAAP basis (annualized)	1.01%	0.79%	1.00%	0.65%

Adjusted Return on Average Stockholders’ Equity

Adjusted return on average stockholders’ equity is a non-GAAP financial measure that excludes non-recurring and non-core items. In our judgment, the adjustments made to net income allow investors and analysts to better assess our return on average stockholders’ equity by removing the volatility that is associated with certain non-recurring items and other discrete items that are unrelated to our core business.

There were no non-recurring items for the three months ended June 30, 2018 and 2017.  We adjusted net income by $7 thousand for the three months ended June 30, 2018 and by $45 thousand for the three months ended June 30, 2017 for gains on the sales of other assets.  We believe gains on the sales of other assets to be unrelated to our core business.

Non-recurring adjustments for the six months ended June 30, 2018 consisted of a $475 thousand one-time bonus to executive officers. We believe this to be a non-recurring adjustment as this bonus was related to our initial public offering. Non-recurring adjustments for the six months ended June 30, 2017 consisted of a $1.4 million adjustment for salaries and employee benefits and a $180 thousand adjustment for professional fees. We believe both of these items are non-recurring because during 2017 we began accruing for executive bonuses and the audit fee related to the IPO process. Additionally, we adjusted net income by $25 thousand during the six months ended June 30, 2018 for a loss on the sales of other assets and by $23 thousand for a gain on the sales of other assets during the six months ended June 30, 2017. We believe gains and losses on the sales other assets to be unrelated to our core business.

The following table reconciles, as of the date set forth below, return on average stockholders’ equity and presents our return on average stockholders’ equity exclusive of our non-recurring adjustments:

	As of or for the Three Months Ended June 30,		As of or for the Three Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)		(Dollars in thousands)
Return on average stockholders' equity - GAAP basis:
Net income	$2,681	$2,009	$4,694	$2,228
Average stockholders' equity	119,127	95,785	110,239	94,148
Return on average stockholders' equity (annualized)	9.03%	8.41%	8.59%	4.77%
Return on average stockholders' equity - Non-GAAP basis:
Net income	$2,681	$2,009	$4,694	$2,228
Pre-tax adjustments:
Noninterest income
Gain (loss) on sales of other assets	7	45	(25)	23
Noninterest expense
Salaries and employee benefits	—	—	475	1,357
Professional services	—	—	—	180
Taxes:
Tax effect of adjustments	1	15	(5)	(514)
Adjusted net income	$2,675	$1,979	$5,189	$3,228
Average stockholders' equity	119,127	95,785	110,239	94,148
Return on average stockholders' equity - Non-GAAP basis (annualized)	9.01%	8.29%	9.49%	6.91%

Adjusted Efficiency Ratio

The adjusted efficiency ratio is a non-GAAP financial measure generally used by investors, financial analysts and investment bankers to evaluate financial institutions. We calculate the adjusted efficiency ratio by dividing total non-interest expenses less the amortization of intangibles by our operating revenue, which is equal to the sum of net interest income plus noninterest income excluding gains and losses on sales of other assets.

In our judgment, the adjustments made to operating revenue allow investors and analysts to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain non-recurring items and other discrete items that are unrelated to our core business.

Non-recurring adjustments for the six months ended June 30, 2018 consisted of a $475 thousand one-time bonus to executive officers. We believe this to be a non-recurring adjustment as this bonus was related to our initial public offering. Non-recurring adjustments for the six months ended June 30, 2017 consisted of a $1.4 million adjustment for salaries and employee benefits and a $180 thousand adjustment for professional fees. We believe both of these items are non-recurring because during 2017 we began accruing for executive bonuses and the audit fee related to the IPO process.

The following table reconciles, as of the dates set forth below, efficiency ratio to the nearest GAAP financial measures included in its calculation.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Efficiency ratio - GAAP basis:
Noninterest expense (numerator)	$9,381	$9,494	$19,507	$19,404
Net interest income plus noninterest income (denominator)	13,385	13,146	26,354	23,996
Efficiency ratio - GAAP basis	70.09%	72.22%	74.02%	80.86%
Efficiency ratio - Non-GAAP basis:
Noninterest expense	$9,381	$9,494	$19,507	$19,404
Less:
Amortization of intangibles	175	175	351	351
Salaries and employee benefits	—	—	475	1,357
Professional services	—	—	—	180
Adjusted noninterest expense (numerator)	$9,206	$9,319	$18,681	$17,516
Net interest income	11,082	9,592	21,463	18,367
Noninterest income	2,303	3,554	4,891	5,629
Less:
Gain (loss) on sales of other assets	7	45	(25)	23
Adjusted operating revenue (denominator)	$13,378	$13,101	$26,379	$23,973
Efficiency ratio - Non-GAAP basis	68.81%	71.13%	70.82%	73.07%

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible equity and presents our tangible book value per share compared to our book value per share:

	June 30, 2018	March 31, 2018	December 31, 2017
	(Dollars in thousands, except per share data)
Total stockholders' equity	$147,986	$102,979	$99,139
Less:
Goodwill and other intangible assets	7,620	7,796	7,971
Tangible stockholders' equity	$140,366	$95,183	$91,168
Shares outstanding	9,786,611	7,486,611	7,280,183
Book value per share	$15.12	$13.76	$13.62
Less:
Goodwill and other intangible assets per share	0.78	1.05	1.10
Tangible book value per share	$14.34	$12.71	$12.52

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

Prior to the second quarter of 2018, we were utilizing a peer bank allowance coverage ratio in the qualitative reserve calculation, as we did not have enough historical defaults to rely on our own loss factors. As of June 30, 2018, we had a sufficient amount of defaults over the five year lookback period to transition over to relying more on our own historical loss data versus peer data. While this did not result in a significant change to the allowance for loan and lease losses as a whole, it did result in increasing the provision for certain loan categories that we had experienced more historical defaults.

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

Stock-based Compensation

We sponsor incentive stock option plans under which options may be granted periodically to all of our full-time employees and directors or affiliates at a specific exercise price to acquire shares of our common stock. Shares are issued out of authorized unissued common shares. Compensation cost is measured based on the estimated fair value of the award at the grant date and is recognized in earnings on a straight-line basis over the requisite service period. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. This model requires assumptions as to the expected stock volatility, dividends, terms and risk-free rates. We use the fair value method to account for our options. The expected volatility is based on the volatility of comparable peer banks. The expected term represents the period of time that options are expected to be outstanding from the grant date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the appropriate life of each option.

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

Recently Issued Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included elsewhere in this Form 10-Q regarding the impact of new accounting pronouncements which we have adopted.

Item 3.        Quantitative and Qualitative Disclosure about Market Risk

As described in more detail in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 4, 2018, related to our initial public offering, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2017 to June 30, 2018. For additional disclosure of our market risks, see our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 4, 2018, related to our initial public offering.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities by the Company during the period covered by this Form 10-Q that were not registered with the SEC under the Securities Act. On May 8, 2018, we issued and sold 2,300,000 shares of our common stock, including 300,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering at an offering price of $21.00 per share, for aggregate gross proceeds of $48.3 million before deducting underwriting discounts and estimated offering expenses, and estimated  aggregate net proceeds of $42.2 million after deducting underwriting discounts and estimated offering expenses. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-224172), which was declared effective by the SEC on May 3, 2018. Stephens Inc. and Keefe, Bruyette & Woods, a Stifel Company, acted as joint book-running managers for the offering. Piper Jaffray & Co. and Sandler O’Neill + Partners, L.P. acted as co-managers for the offering. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus (File No. 333-224172), filed with the SEC on May 4, 2018 pursuant to Rule 424(b), related to our initial public offering. As of the date hereof, we used $7.8 million of net proceeds from this offering to repay in full the outstanding indebtedness under our line of credit with a third party lender, plus accrued and unpaid interest. For a description of the line of credit see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Financial Condition—Borrowings.” We intend to use the remaining net proceeds to support our continued growth, including organic growth and potential future acquisitions, and for general corporate purposes.

Item 3.        Defaults upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Reorganization by and between Spirit of Texas Bancshares, Inc. and Comanche National Corporation, dated as of July 19, 2018 (schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2018) (File No. 001-38484)

3.1

Second Amended and Restated Certificate of Formation of Spirit of Texas Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Commission on April 6, 2018) (File No. 333-224172)

3.2	Amended and Restated Bylaws of Spirit of Texas Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Commission on April 6, 2018) (File No. 333-224172)

3.3

Certificate of Amendment to the Second Amended and Restated Certificate of Formation of Spirit of Texas Bancshares, Inc.(incorporated by reference to Exhibit 3.3 to the Company’s Form S-1 filed with the Commission on April 6, 2018) (File No. 333-224172)

10.1	Form of the Comanche Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2018) (File No. 001-38484)

10.2	Form of Director Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2018) (File No. 001-38484)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following material from Spirit of Texas Bancshares, Inc.’s Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spirit of Texas Bancshares, Inc.

Date: August 10, 2018	By:	/s/ Dean O. Bass
Dean O. Bass
Chairman and Chief Executive Officer

Date: August 10, 2018	By:	/s/ Jeffrey A. Powell
Jeffrey A. Powell
EVP and Chief Financial Officer