Form 10-Q
period 2018-09-30
Spirit of Texas Bancshares, Inc.
filed 2018-11-07
CIK 1499453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2018, the registrant had 9,812,481 shares of common stock, no par value, outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$18,212	$19,054
Interest-bearing deposits in other banks	25,926	38,895
Total cash and cash equivalents	44,138	57,949
Time deposits in other banks	245	245
Investment securities:
Available for sale securities, at fair value	33,449	37,243
Total investment securities	33,449	37,243
Loans held for sale	5,500	3,814
Loans:
Loans held for investment	954,074	869,119
Less: allowance for loan and lease losses	(6,156)	(5,652)
Loans, net	947,918	863,467
Premises and equipment, net	46,135	42,189
Accrued interest receivable	3,715	3,466
Other real estate owned and repossessed assets	289	21
Goodwill	4,485	4,485
Core deposit intangible	2,959	3,486
SBA servicing asset	3,561	3,411
Deferred tax asset, net	1,667	1,480
Bank-owned life insurance	483	479
Federal Home Loan Bank and other bank stock, at cost	4,861	4,812
Other assets	2,806	3,751
Total assets	$1,102,211	$1,030,298
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$207,727	$176,726
Interest-bearing	222,245	250,491
Total transaction accounts	429,972	427,217
Time deposits	442,638	408,151
Total deposits	872,610	835,368
Accrued interest payable	475	407
Short-term borrowings	10,000	15,000
Long-term borrowings	64,961	76,411
Other liabilities	3,272	3,973
Total liabilities	951,318	931,159
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $1 par value; 5 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, no par value; 50 million shares authorized; 9,812,481 and 7,280,183 shares issued and outstanding	127,541	82,615
Retained earnings	24,490	17,025
Accumulated other comprehensive income (loss)	(1,138)	(501)
Total stockholders' equity	150,893	99,139
Total liabilities and stockholders' equity	$1,102,211	$1,030,298

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$13,901	$11,842	$39,270	$33,515
Interest and dividends on investment securities	202	202	611	316
Other interest income	173	200	536	784
Total interest income	14,276	12,244	40,417	34,615
Interest expense:
Interest on deposits	2,197	1,684	5,869	4,913
Interest on FHLB advances and other borrowings	389	405	1,395	1,180
Total interest expense	2,586	2,089	7,264	6,093
Net interest income	11,690	10,155	33,153	28,522
Provision for loan losses	486	604	1,460	1,804
Net interest income after provision for loan losses	11,204	9,551	31,693	26,718
Noninterest income:
Service charges and fees	462	362	1,238	1,095
SBA loan servicing fees	529	207	1,701	1,378
Mortgage referral fees	160	158	524	531
Gain on sales of loans, net	1,369	1,392	3,884	4,710
Gain (loss) on sales of other assets	-	(70)	(25)	(47)
Other noninterest income	47	44	136	55
Total noninterest income	2,567	2,093	7,458	7,722
Noninterest expense:
Salaries and employee benefits	6,623	5,271	19,524	17,774
Occupancy and equipment expenses	1,279	1,239	3,736	3,742
Loan and other real estate related expenses	94	20	171	244
Professional services	624	410	1,249	1,159
Data processing and network	302	317	936	899
Regulatory assessments and insurance	266	221	787	689
Amortization of intangibles	176	176	527	527
Advertising	83	147	300	431
Marketing	115	118	354	399
Telephone expense	120	109	332	325
Other operating expenses	599	511	1,872	1,754
Total noninterest expense	10,281	8,539	29,788	27,943
Income before income tax expense	3,490	3,105	9,363	6,497
Income tax expense	719	1,103	1,898	2,267
Net income	$2,771	$2,002	$7,465	$4,230
Earnings per common share:
Basic	$0.28	$0.28	$0.86	$0.58
Diluted	$0.27	$0.26	$0.82	$0.56
Weighted average common shares outstanding:
Basic	9,792,032	7,279,178	8,673,106	7,218,147
Diluted	10,360,301	7,565,239	9,094,691	7,504,208

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$2,771	$2,002	$7,465	$4,230
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $16, $13, $169 and $79, respectively	(61)	(25)	(637)	(153)
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $0, $0, $0 and $0, respectively	—	—	—	—
Total other comprehensive income (loss)	(61)	(25)	(637)	(153)
Total comprehensive income	$2,710	$1,977	$6,828	$4,077

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(Dollars in thousands)

	Shares of Common	Shares of Preferred	Common	Preferred	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance as of January 1, 2017	7,069,527	170,236	$78,871	$1,753	$12,272	$—	$92,896
Net income	—	—	—	—	4,230	—	4,230
Conversion of preferred stock	170,236	(170,236)	1,753	(1,753)	—	—	—
Exercise of stock options and warrants	40,419	—	471	—	—	—	471
Issuance of common stock	1	—	—	—	—	—	—
Stock-based compensation	—	—	1,361	—	—	—	1,361
Other comprehensive income (loss)	—	—	—	—	—	(153)	(153)
Balance as of September 30, 2017	7,280,183	—	$82,456	$—	$16,502	$(153)	$98,805
Balance as of January 1, 2018	7,280,183	—	$82,615	$—	$17,025	$(501)	$99,139
Net income	—	—	—	—	7,465	—	7,465
Shares issued in offering, net	2,300,000	—	42,058	—	—	—	42,058
Exercise of stock options and warrants	232,298	—	2,362	—	—	—	2,362
Stock-based compensation	—	—	506	—	—	—	506
Other comprehensive income (loss)	—	—	—	—	—	(637)	(637)
Balance as of September 30, 2018	9,812,481	—	$127,541	$—	$24,490	$(1,138)	$150,893

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$7,465	$4,230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,460	1,804
Depreciation and amortization	1,410	1,320
Net amortization (accretion) of premium (discount) on investment securities	234	140
Amortization of intangible assets	527	527
Accretion of discount on retained SBA loans	(672)	(1,219)
Deferred tax expense (benefit)	(18)	(683)
Originations of loans held for sale	(50,963)	(55,206)
Proceeds from loans held for sale	53,152	60,335
Net gains on sale of loans held for sale	(3,884)	(4,710)
(Gain) loss on sale of other real estate owned	11	(2)
Fair value adjustment on SBA servicing asset	805	770
Stock-based compensation	506	1,361
Increase in cash surrender value of BOLI	(4)	(2)
Net change in operating assets and liabilities:
Net change in accrued interest receivable	(249)	(452)
Net change in accrued interest payable	68	93
Net change in other assets	945	835
Net change in other liabilities	(701)	(971)
Net cash provided by (used in) operating activities	10,092	8,170
Cash Flows From Investing Activities:
Purchase of investment securities available for sale	—	(40,419)
Paydown and maturities of investment securities available for sale	2,754	1,219
Net purchase of FHLB and other bank stock	(49)	(47)
Proceeds from the sale of loans held for investment	1,451	—
Net change in loans	(87,937)	(91,800)
Proceeds from the sale of other real estate owned	22	499
Purchase of premises and equipment	(5,356)	(7,709)
Proceeds from the sale of premises and equipment	—	55
Net cash provided by (used in) investing activities	(89,115)	(138,202)
Cash Flows From Financing Activities:
Net change in deposits	37,242	28,705
Proceeds from long-term borrowings	—	16,762
Repayment of long-term borrowings	(11,450)	(4,956)
Proceeds from short-term borrowings	10,000	10,000
Repayment of short-term borrowings	(15,000)	(10,000)
Shares issued in offering, net	42,058	—
Exercise of stock options and warrants	2,362	471
Net cash provided by (used in) financing activities	65,212	40,982
Net Change in Cash and Cash Equivalents	(13,811)	(89,050)
Cash and Cash Equivalents at Beginning of Period	57,949	152,232
Cash and Cash Equivalents at End of Period	$44,138	$63,182
Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,802	$4,820
Income taxes paid	2,850	1,695
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$301	$450

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

The Company consummated the underwritten initial public offering of its common stock in May 2018. In connection with the initial public offering, the Company issued and sold 2,300,000 shares of its common stock, including 300,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an offering price of $21.00 per share, for aggregate gross proceeds of $48.3 million before deducting underwriting discounts and offering expenses, and aggregate net proceeds of $42.1 million after deducting underwriting discounts and offering expenses.

Basis of Presentation

The consolidated financial statements include the accounts of the Holding Company and the accounts of its wholly-owned subsidiary, Spirit of Texas Bank SSB (the “Bank”).  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in our prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 4, 2018, related to our initial public offering.

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

Accounting Standards Update (ASU) 2018-15, “Intangibles – Goodwill and Other – Internal Use Software – Issued in August 2018, ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The amendments of ASU 2018-15 are effective for public entities for interim and annual periods beginning after December 15, 2019 and for other entities for periods beginning after December 15, 2020.  Management will early adopt ASU 2018-15 as of January 1, 2019 as early adoption is permitted and is currently evaluating the impact the ASU will have on the consolidated financial statements.

ASU 2018-13, “Fair Value Measurement Disclosure Framework” – Issued in August 2018, ASU No. 2018-13 modifies the disclosure requirements on fair value measurements outlined in Topic 820, Fair Value Measurements.  Specifically the amendments in the ASU remove the requirements to disclose the amount and reasons for transfers between fair value hierarchy levels, the policy for timing of transfers between levels, the valuation processes for Level 3 fair value measurements, and for nonpublic entities, disclosure of the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements.

Additionally, the ASU adds disclosure requirements regarding changes in unrealized gains and losses for the period included in other comprehensive income related to Level 3 fair value measurements, and disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  The amendments of ASU 2018-13 are effective for all entities for interim and annual periods beginning after December 15, 2019.  Management will adopt the provisions of this ASU removing fair value disclosure requirements as of December 31, 2018 as early adoption of the removal provisions is allowed and will adopt the remaining provisions of the ASU as of the effective date.

ASU 2018-09, “Codification Improvements.”  Issued in July 2018, ASU No. 2018-09 makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. Management is currently evaluating the effects the adoption of ASU 2018-09 will have on the consolidated financial statements, results of operations and cash flows.

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

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  The amendments of ASU 2016-02 are effective for public entities for interim and annual periods beginning after December 15, 2018 and for other entities for periods beginning after December 15, 2019.  The adoption of this ASU will result in an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee.  Under current accounting standards, all of the Company's leases are classified as operating leases and, as such, are not recognized on the Company's Consolidated Balance Sheet. Additionally, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases, Targeted Improvements. The amendments in these updates provide additional clarification and implementation guidance on certain aspects of ASU 2016-02 and have the same effective and transition requirements as ASU 2016-02. Specifically, ASU 2018-11 creates an additional transition method option allowing entities to record a cumulative effect adjustment to opening retained earnings in the year of adoption.  Management will adopt these ASU’s using the public company effective date as early adoption is permitted and is currently evaluating the impact to the consolidated financial statements and related method of adoption, specifically, we are in the process of reviewing service contracts to determine if right-of-use assets exist.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.” ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year.  ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for public business entities for fiscal years beginning after December 15, 2017, and for private companies for fiscal years beginning after December 15, 2018.  All subsequently issued ASU’s which provide additional guidance and clarifications to various aspects of FASB ASC Topic 606 will become effective when the amendments of ASU 2014-09 become effective.  These subsequently issued ASU’s include ASU 2016-08 “Revenue from Contracts with Customers (Topic 606)-Principal versus Agent Considerations,” ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing,” and ASU 2016-12 “Revenue from Contracts with Customers (Topic 606)-Narrow Scope Improvements and Practical Expedients.”  These amendments clarify the main provisions of ASU-2014-09 with respect to specific revenue types based upon implementation questions submitted.  Specifically, revenue in which a third party satisfies a portion of the performance obligations, revenue from licensing activities, and the assessment of collectability, treatment of sales taxes, non-cash consideration, and contract modifications at transition.  Management has elected to adopt this ASU using the private company effective date and has completed an analysis to determine which revenue streams are within the scope of ASU 2014-09 and the associated impact on those revenue streams.  Management has determined that approximately 5% of the revenues earned by the Company are within the scope of ASU 2014-09, and, for most of the revenue streams within the scope of ASU 2014-09, the amendments do not change the timing or amount of revenue recognized.  Management will adopt this ASU using the modified retrospective method of application and does not anticipate recording a cumulative adjustment for prior periods presented.

NOTE 2. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized	Unrealized		Fair
September 30, 2018	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$2,014	$—	$108	$1,906
Residential mortgage-backed securities	27,197	—	1,149	26,048
Corporate bonds and other debt securities	5,678	—	183	5,495
Total available for sale	$34,889	$—	$1,440	$33,449

	Amortized	Unrealized		Fair
December 31, 2017	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$2,010	$—	$61	$1,949
Residential mortgage-backed securities	30,156	—	527	29,629
Corporate bonds and other debt securities	5,711	—	46	5,665
Total available for sale	$37,877	$—	$634	$37,243

There were no securities pledged at September 30, 2018 or December 31, 2017, respectively.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

	Amortized	Fair
September 30, 2018	Cost	Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$—	$—
Due after one year through five years	4,117	3,998
Due after five years through ten years	3,098	2,954
Due after ten years	477	449
Residential mortgage-backed securities	27,197	26,048
Total available for sale	$34,889	$33,449

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
September 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$—	$—	$1,906	$108	$1,906	$108
Residential mortgage-backed securities	1,121	63	24,925	1,086	26,046	1,149
Corporate bonds and other debt securities	2,551	81	2,944	102	5,495	183
Total available for sale	$3,672	$144	$29,775	$1,296	$33,447	$1,440

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$1,949	$61	$—	$—	$1,949	$61
Residential mortgage-backed securities	29,627	527	—	—	29,627	527
Corporate bonds and other debt securities	5,665	46	—	—	5,665	46
Total available for sale	$37,241	$634	$—	$—	$37,241	$634

At September 30, 2018, the Company’s securities portfolio consisted of 50 securities, 49 of which were in an unrealized loss position. Six of the 49 securities in an unrealized loss position at September 30, 2018 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.

The Company monitors its investment securities for other-than-temporary-impairment (“OTTI”). Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at September 30, 2018. The following describes the basis under which the Company has evaluated OTTI:

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

There were no securities sold for the three or nine months ended September 30, 2018 or 2017.

NOTE 3. LOANS, NET

Loans consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Commercial and industrial loans (1)	$159,776	$135,040
Real estate:
1-4 single family residential loans	244,633	232,510
Construction, land and development	155,778	139,470
Commercial real estate loans (including multifamily)	324,212	285,731
Consumer loans and leases	18,174	22,736
Municipal and other loans	51,501	53,632
Total loans held in portfolio (2)	$954,074	$869,119
Allowance for loan losses	(6,156)	(5,652)
Loans held in portfolio, net	$947,918	$863,467

(1) Balance includes $75.9 million and $67.1 million of the unguaranteed portion of SBA loans as of September 30, 2018 and December 31, 2017, respectively.

(2) Balance includes $(3.6) million and $(3.4) million of deferred fees, cost, premium and discount as of September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018 and December 31, 2017, the Company had pledged loans as collateral for FHLB advances of $376.4 million and $358.2 million, respectively. There were no recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of September 30, 2018 and December 31, 2017.

The Company originates and sells loans secured by the SBA. The Company retains the unguaranteed portion of the loan and servicing on the loans sold and receives a fee based upon the principal balance outstanding. During the three months ended September 30, 2018 and 2017, the Company sold approximately $19.0 million and $16.9 million, respectively, in loans to third parties. The loan sales resulted in realized gains of $1.4 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 and 2017, the Company sold approximately $49.0 million and $52.3 million, respectively, in loans to third parties. The loan sales resulted in realized gains of $3.9 million and $4.7 million for the nine months ended September 30, 2018 and 2017, respectively.

During the second quarter of 2018, the Company sold a loan to one of its directors for $1.5 million.  No gain or loss was recognized on this transaction.

In the ordinary course of business, the Company makes loans to executive officers and directors. Loans to these related parties, including companies in which they are principal owners, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Principal outstanding, beginning of year	$421	$516	$463	$9,036
Additions (reductions) of affiliations	—	—	—	(8,425)
New loans made in current year	—	—	—	—
Repayments (1)	(19)	(26)	(61)	(121)
Principal outstanding, end of year	$402	$490	$402	$490

(1)	During the three months ended June 30, 2017 there was a reclassification of repayments to reductions of affiliations.

There were no unfunded commitments to related parties at September 30, 2018 or December 31, 2017.

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

Prior to the second quarter of 2018, the Company was utilizing a peer bank allowance coverage ratio in the qualitative reserve calculation, as the Company did not have enough historical defaults to rely on its own loss factors. As of September 30, 2018, the Company had a sufficient amount of defaults over the five year lookback period to transition over to relying more on its own historical loss data versus peer data. While this did not result in a significant change to the allowance for loan and lease losses as a whole, it continues to impact the provision for certain loan categories in which the Company had experienced more historical defaults.

The following tables present information related to allowance for loan and lease losses for the periods presented:

	Allowance Rollforward
Three Months Ended September 30, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,886	$(275)	$4	$76	$4,691
Real estate:
1-4 single family residential loans	318	—	—	(216)	102
Construction, land and development loans	195	—	—	256	451
Commercial real estate loans (including multifamily)	233	—	—	495	728
Consumer loans and leases	346	(74)	—	(90)	182
Municipal and other loans	37	—	—	(35)	2
Ending allowance balance	$6,015	$(349)	$4	$486	$6,156

	Allowance Rollforward
Three Months Ended September 30, 2017	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,582	$(15)	$—	$20	$2,587
Real estate:
1-4 single family residential loans	732	—	—	201	933
Construction, land and development loans	412	—	—	103	515
Commercial real estate loans (including multifamily)	800	—	—	255	1,055
Consumer loans and leases	204	(16)	—	(15)	173
Municipal and other loans	161	—	—	40	201
Ending allowance balance	$4,891	$(31)	$—	$604	$5,464

	Allowance Rollforward
Nine Months Ended September 30, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,046	$(920)	$73	$2,492	$4,691
Real estate:
1-4 single family residential loans	902	(5)	—	(795)	102
Construction, land and development loans	441	—	—	10	451
Commercial real estate loans (including multifamily)	898	—	—	(170)	728
Consumer loans and leases	198	(104)	—	88	182
Municipal and other loans	167	—	—	(165)	2
Ending allowance balance	$5,652	$(1,029)	$73	$1,460	$6,156

	Allowance Rollforward
Nine Months Ended September 30, 2017	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,347	$(555)	$2	$793	$2,587
Real estate:
1-4 single family residential loans	647	—	—	286	933
Construction, land and development loans	364	—	—	151	515
Commercial real estate loans (including multifamily)	667	(15)	—	403	1,055
Consumer loans and leases	186	(129)	—	116	173
Municipal and other loans	146	—	—	55	201
Ending allowance balance	$4,357	$(699)	$2	$1,804	$5,464

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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment:

	Accruing
September 30, 2018	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$155,996	$1,246	$113	$—	$2,421	$159,776
Real estate:
1-4 single family residential loans	242,606	776	—	426	825	244,633
Construction, land and development	155,767	11	—	—	—	155,778
Commercial real estate loans (including multifamily)	324,212	—	—	—	—	324,212
Consumer loans and leases	18,051	37	14	—	72	18,174
Municipal and other loans	51,501	—	—	—	—	51,501
Total loans	$948,133	$2,070	$127	$426	$3,318	$954,074

	Accruing
December 31, 2017	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$132,775	$302	$3	$33	$1,927	$135,040
Real estate:
1-4 single family residential loans	230,738	637	—	—	1,135	232,510
Construction, land and development	139,470	—	—	—	—	139,470
Commercial real estate loans (including multifamily)	284,869	415	—	—	447	285,731
Consumer loans and leases	22,538	98	47	—	53	22,736
Municipal and other loans	53,632	—	—	—	—	53,632
Total loans	$864,022	$1,452	$50	$33	$3,562	$869,119

There was one loan 90 days or more past due and still accruing at September 30, 2018 with a recorded investment of $426 thousand. There was one loan 90 days or more past due and still accruing at December 31, 2017 with a recorded investment of $33 thousand.

At September 30, 2018, non-accrual loans that were 30 to 59 days past due were $355 thousand, non-accrual loans that were 60 to 89 days past due were $337 thousand, and non-accrual loans that were 90 days or more past due were $917 thousand. At December 31, 2017, non-accrual loans that were 30 to 59 days past due were $209 thousand, non-accrual loans that were 60 to 89 days past due were $57 thousand, and non-accrual loans that were 90 days or more past due were $427 thousand.

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

The following table summarizes the Company’s loans by key indicators of credit quality:

September 30, 2018	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$151,088	$2,904	$5,597	$187
Real estate:
1-4 single family residential loans	240,081	—	4,552	—
Construction, land and development	154,305	315	1,158	—
Commercial real estate loans (including multifamily)	312,574	9,786	1,852	—
Consumer loans and leases	18,046	—	128	—
Municipal and other loans	51,501	—	—	—
Total loans	$927,595	$13,005	$13,287	$187

December 31, 2017	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$129,288	$2,331	$3,421	$—
Real estate:
1-4 single family residential loans	228,450	1,090	2,970	—
Construction, land and development	137,760	1,403	307	—
Commercial real estate loans (including multifamily)	276,096	5,877	3,758	—
Consumer loans and leases	22,528	—	208	—
Municipal and other loans	53,632	—	—	—
Total loans	$847,754	$10,701	$10,664	$—

Internal risk ratings and other credit metrics are key factors in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan and lease losses.

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment		Allowance for Credit Loss
September 30, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$2,494	$157,282	$1,085	$3,606
Real estate:
1-4 single family residential loans	970	243,663	—	102
Construction, land and development	—	155,778	—	451
Commercial real estate loans (including multifamily)	—	324,212	—	728
Consumer loans and leases	72	18,102	24	158
Municipal and other loans	—	51,501	—	2
Total loans	$3,536	$950,538	$1,109	$5,047

	Loans - Recorded Investment		Allowance for Credit Loss
December 31, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$2,194	$132,846	$1,226	$1,820
Real estate:
1-4 single family residential loans	1,292	231,218	119	783
Construction, land and development	—	139,470	—	441
Commercial real estate loans (including multifamily)	447	285,284	—	898
Consumer loans and leases	53	22,683	16	182
Municipal and other loans	—	53,632	—	167
Total loans	$3,986	$865,133	$1,361	$4,291

The following tables set forth certain information regarding the Company’s impaired loans that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
September 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$1,784	$6,159	$1,085	$710	$1,514
Real estate:
1-4 single family residential loans	—	—	—	970	1,000
Construction, land and development	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—	—
Consumer loans and leases	54	55	24	18	18
Municipal and other loans	—	—	—	—	—
Total loans	$1,838	$6,214	$1,109	$1,698	$2,532

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$1,811	$1,850	$1,226	$383	$386
Real estate:
1-4 single family residential loans	119	119	119	1,173	1,174
Construction, land and development	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	447	447
Consumer loans and leases	53	52	16	—	—
Municipal and other loans	—	—	—	—	—
Total loans	$1,983	$2,021	$1,361	$2,003	$2,007

	Three Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial loans	$2,571	$—	$2,220	$—
Real estate:
1-4 single family residential loans	975	—	750	—
Construction, land and development	—	—	312	—
Commercial real estate loans (including multifamily)	—	—	1,997	—
Consumer loans and leases	72	—	55	—
Municipal and other loans	—	—	—	—
Total loans	$3,618	$—	$5,334	$—

	Nine Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial loans	$2,774	$—	$2,363	$—
Real estate:
1-4 single family residential loans	990	—	756	—
Construction, land and development	—	—	316	—
Commercial real estate loans (including multifamily)	—	—	1,983	—
Consumer loans and leases	76	—	56	—
Municipal and other loans	—	—	—	—
Total loans	$3,840	$—	$5,474	$—

Troubled Debt Restructurings:

The following table provides a summary of troubled debt restructurings (“TDRs”) based upon delinquency status, all of which are considered impaired:

	September 30, 2018		December 31, 2017
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial loans	4	$73	5	$270
Real estate:
1-4 single family residential loans	2	145	—	—
Construction, land and development	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—
Consumer loans and leases	—	—	—	—
Municipal and other loans	—	—	—	—
Total performing TDRs	6	218	5	270
Nonperforming TDRs	5	470	10	651
Total TDRs	11	$688	15	$921
Allowance attributable to TDRs		$113		$411

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

Three Months Ended September 30,
	2018				2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in thousands)
Commercial and industrial loans	—	$—	$—	$—	2	$38	$38	$—
Real estate:
1-4 single family residential loans	—	—	—	—	—	—	—	—
Construction, land and development	—	—	—	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—
Municipal and other loans	—	—	—	—	—	—	—	—

	Nine Months Ended September 30,
	2018				2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
	(Dollars in thousands)
Commercial and industrial loans	7	$442	$442	$113	10	$465	$465	$126
Real estate:
1-4 single family residential loans	1	34	34	—	—	—	—	—
Construction, land and development	—	—	—	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—
Municipal and other loans	—	—	—	—	—	—	—	—

NOTE 5. GOODWILL AND INTANGIBLES

Goodwill and other intangible assets, which consist of core deposit intangibles, are summarized as follows:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Goodwill	$4,485	$4,485
Core deposit intangible	7,179	7,179
Total	11,664	11,664
Less: Accumulated amortization	(4,220)	(3,693)
Total, net	$7,444	$7,971

Amortization expense for core deposit intangibles for the nine months ended September 30, 2018 and 2017 totaled $527 thousand each.

The estimated amount of amortization expense for core deposit intangible assets to be recognized over the next five fiscal years is as follows:

Type of intangibles	Remainder of 2018	2019	2020	2021	2022	2023
	(Dollars in thousands)
Core deposit intangible	$176	$703	$703	$607	$371	$239

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

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of loans serviced for others were $299.6 million and $275.2 million at September 30, 2018 and December 31, 2017, respectively.

The risks inherent in the SBA servicing asset relate primarily to changes in prepayments that result from shifts in interest rates.  The following summarizes the activity pertaining to SBA servicing rights, which are in the consolidated balance sheets, for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Beginning balance	$3,521	$3,515	$3,411	$3,132
Origination of servicing assets	376	367	955	1,132
Change in fair value:
Due to run-off	(254)	(216)	(707)	(600)
Due to market changes	(82)	(172)	(98)	(170)
Ending balance	$3,561	$3,494	$3,561	$3,494

NOTE 7. DEPOSITS

The following table sets forth the Company’s deposits by category:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Noninterest-bearing demand deposits	$207,727	$176,726
Interest-bearing NOW accounts	7,865	7,318
Savings and money market accounts	214,380	243,173
Time deposits	442,638	408,151
Total deposits	$872,610	$835,368
Time deposits $100,000 and greater	$346,844	$314,102
Time deposits $250,000 and greater	90,056	82,816
Related party deposits (executive officers and directors)	12,983	13,914

The aggregate amount of overdraft demand deposits reclassified to loans was $15 thousand and $27 thousand at September 30, 2018 and December 31, 2017, respectively. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totaled $267.8 million, $132.9 million, $22.7 million, $9.7 million and $9.5 million, respectively.

NOTE 8. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Spirit of Texas Bancshares, Inc. 2008 Stock Plan (the “2008 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2008 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2018	1,415,350	$12.59
Granted	—
Exercised	(192,928)	$10.63	$2,114
Forfeited (1)	(18,750)	$13.33	$155
Expired	—
Outstanding at September 30, 2018	1,203,672	$12.89	$10,472	4.92
Exercisable at September 30, 2018	990,457	$12.58	$8,924	4.47
Vested at September 30, 2018	990,457	$12.58	$8,924	4.47

(1) Forfeitures are accounted for in the period they occur.

The total unrecognized compensation cost of $764 thousand related to the 2008 Stock Plan for the share awards outstanding at September 30, 2018 will be recognized over a weighted average remaining period of 2.00 years.

Spirit of Texas Bancshares, Inc. 2017 Stock Plan (the “2017 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2017 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2018	127,927	$15.00
Granted	83,340	20.69	$75
Exercised	—
Forfeited (1)	—
Expired	—
Outstanding at September 30, 2018	211,267	$17.25	$917	8.89
Exercisable at September 30, 2018	77,335	$15.00	$510	8.41
Vested at September 30, 2018	77,335	$15.00	$510	8.41

(1) Forfeitures are accounted for in the period they occur.

The fair values of the stock options granted for the nine months ended September 30, 2018 were determined utilizing the Black-Scholes pricing model methodology. A summary of assumptions used to calculate the fair values of the 2017 Stock Plan awards is presented below:

2017 Stock Plan
Nine Months Ended
September 30, 2018
Expected volatility	23%
Expected dividend yield	0.0%
Expected term (years)	7.5
Risk-free interest rate	2.36 - 2.87%
Weighted average grant date fair value	$6.77

The expected volatility is based on the volatility of comparable peer banks. The expected term represents the period of time that the 2017 Stock Plan awards are expected to be outstanding from the date of grant. The risk-free interest rate is based on the U.S. Treasury yields for the expected term of the instrument.

The total unrecognized compensation cost of $687 thousand related to the 2017 Stock Plan for the share awards outstanding at September 30, 2018 will be recognized over a weighted average remaining period of 4.31 years.

Warrants

Activity for the Spirit of Texas Bancshares, Inc. 2008 Warrants for the period indicated is summarized as follows:

	Spirit of Texas Bancshares, Inc. 2008 Warrants
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2018	105,000	$10.00
Granted	—
Exercised	(45,000)	$10.00	$522
Forfeited (1)	—
Expired	—
Outstanding at September 30, 2018	60,000	$10.00	$695	0.13
Exercisable at September 30, 2018	60,000	$10.00	$695	0.13
Vested at September 30, 2018	60,000	$10.00	$695	0.13

(1) Forfeitures are accounted for in the period they occur.

There is no remaining expense to be recognized on the Spirit of Texas Bancshares, Inc. 2008 Warrants.

Activity for the Bank4Texas Warrants for the period indicated is summarized as follows:

	Bank4Texas Warrants
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2018	12,072	$10.50
Granted	—
Exercised	(1,362)	$10.50	$15
Forfeited (1)	—
Expired	—
Outstanding at September 30, 2018	10,710	$10.50	$119	1.90
Exercisable at September 30, 2018	10,710	$10.50	$119	1.90
Vested at September 30, 2018	10,710	$10.50	$119	1.90

(1) Forfeitures are accounted for in the period they occur.

There was no activity during the nine months ended September 30, 2018 on the Oasis Warrants.

NOTE 9. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Net income as reported	$2,771	$2,002	$7,465	$4,230
Less: Participated securities share of undistributed earnings	—	—	—	27
Net income available to common stockholders	$2,771	$2,002	$7,465	$4,203
Weighted average number of common shares - basic	9,792,032	7,279,178	8,673,106	7,218,147
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	568,269	286,061	421,585	286,061
Weighted average number of common shares - diluted	10,360,301	7,565,239	9,094,691	7,504,208
Basic earnings per common share	$0.28	$0.28	$0.86	$0.58
Diluted earnings per common share	$0.27	$0.26	$0.82	$0.56
Anti-dilutive warrants and stock options	7,246	261,475	78,490	261,475

NOTE 10. INCOME TAXES

The Company estimates both permanent and temporary differences in computing its interim tax provision. This effective tax rate is based on actual pre-tax income which approximates the effective tax rate based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rates for the three months ended September 30, 2018 and 2017 were 20.6% and 35.5%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2018 was primarily due to the enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Reform”) which reduced the corporate tax rate from 34.0% to 21.0%.

The effective tax rates for the nine months ended September 30, 2018 and 2017 were 20.3% and 34.9%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2018 was primarily due to the enactment of the Tax Reform which reduced the corporate tax rate from 34.0% to 21.0%.

The Company recorded an uncertain tax position at December 31, 2017 arising from a deduction taken on the 2016 federal return related to a request for change in accounting method.  The total amount of the recorded uncertain tax position at December 31, 2017 was $903 thousand and is included in other liabilities. During the second quarter of 2018, the Company filed an amended return and the uncertain tax position was settled against the balance left on account with the IRS.  The Company’s policy is to classify interest and penalties associated with income taxes within other expenses. The Company did not record interest and penalties associated with income taxes for the three or nine months ended September 30, 2018 or 2017.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of September 30, 2018 and December 31, 2017, the Company’s reserve for unfunded commitments totaled $40 thousand.

Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.

Financial Instruments Commitments

Unfunded commitments are as follows:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Unfunded loan commitments	$142,657	$134,536
Commercial and standby letters of credit	85	91
Total	$142,742	$134,627

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

The following table presents the assets and liabilities measured at fair value on a recurring basis:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies	$—	$1,906	$—	$1,906
Residential mortgage-backed securities	—	26,048	—	26,048
Corporate bonds and other debt securities	—	5,495	—	5,495
SBA servicing rights	—	—	3,561	3,561
Total	$—	$33,449	$3,561	$37,010

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies	$—	$1,949	$—	$1,949
Residential mortgage-backed securities	—	29,629	—	29,629
Corporate bonds and other debt securities	—	5,665	—	5,665
SBA servicing rights	—	—	3,411	3,411
Total	$—	$37,243	$3,411	$40,654

There were no transfers of financial assets between levels of the fair value hierarchy during the three or nine months ended September 30, 2018.

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

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	Estimated Fair Value
	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Assets (classified in Level 3):
Impaired loans	$1,913	$2,553
Other real estate and repossessed assets	289	21

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

The following tables show significant unobservable inputs used in the recurring and non-recurring fair value measurements of Level 3 assets:

Level 3 Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range/Weighted Average
September 30, 2018
Non-recurring:
Impaired loans	$1,913	Third party appraisals	Collateral discounts	0.0% - 100.0% (84.7%)
Other real estate owned	289	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	3,561	Discounted cash flows	Conditional prepayment rate	7.1%
			Discount rate	14.3%
December 31, 2017
Non-recurring:
Impaired loans	$2,553	Third party appraisals	Collateral discounts	0.0% - 100.0% (11.6%)
Other real estate owned	21	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	3,411	Discounted cash flows	Conditional prepayment rate	6.7%
			Discount rate	14.1%

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

September 30, 2018	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$44,138	$44,138	$44,138	$—	$—
Time deposits in other banks	245	245	245	—	—
Available for sale securities	33,449	33,449	—	33,449	—
FHLB and other bank stock	4,861	4,861	—	4,861	—
Loans, net	947,918	942,987	—	—	942,987
Loans held for sale	5,500	5,880	—	5,880	—
Accrued interest receivable	3,715	3,715	—	3,715	—
Bank-owned life insurance	483	483	—	483	—
SBA servicing rights	3,561	3,561	—	—	3,561

Financial Liabilities:
Deposits	$872,610	$843,522	$—	$843,522	$—
Accrued interest payable	475	475	—	475	—
Short-term borrowings	10,000	10,000	—	10,000	—
Long-term borrowings	64,961	63,233	—	63,233	—

December 31, 2017	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$57,949	$57,949	$57,949	$—	$—
Time deposits in other banks	245	245	245	—	—
Available for sale securities	37,243	37,243	—	37,243	—
FHLB and other bank stock	4,812	4,812	—	4,812	—
Loans, net	863,467	870,749	—	—	870,749
Loans held for sale	3,814	4,188	—	4,188	—
Accrued interest receivable	3,466	3,466	—	3,466	—
Bank-owned life insurance	479	479	—	479	—
SBA servicing rights	3,411	3,411	—	—	3,411

Financial Liabilities:
Deposits	$835,368	$840,645	$—	$840,645	$—
Accrued interest payable	407	407	—	407	—
Short-term borrowings	15,000	15,000	—	15,000	—
Long-term borrowings	76,411	67,310	—	67,310	—

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at September 30, 2018 and December 31, 2017, include cash and cash equivalents, time deposits in other banks and accrued interest receivable and payable.

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the three and nine months ended September 30, 2018 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 4, 2018, related to our initial public offering. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us” and “our company” refer to Spirit of Texas Bancshares, Inc., a Texas corporation, and our wholly-owned banking subsidiary, Spirit of Texas Bank SSB, a Texas state savings bank. References in this Form 10-Q to “Bank” refer to Spirit of Texas Bank SSB. References in this Form 10-Q to “Houston metropolitan area,” “Dallas/Fort Worth metropolitan area” and “Bryan/College Station metropolitan area” refer to the Houston-The Woodlands-Sugar Land Metropolitan Statistical Area, the Dallas-Fort Worth- Arlington Metropolitan Statistical Area and the College Station-Bryan Metropolitan Statistical Area, respectively.

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

6.	changes in Small Business Administration, or SBA, loan products, including specifically the Section 7(a) program and Section 504 loans, or changes in SBA standard operating procedures;
7.	risks associated with our loans to and deposit accounts from foreign nationals;

8.	risks associated with the relatively unseasoned nature of a significant portion of our loan portfolio;
9.	the accuracy and sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and other estimates;
10.	the risk of deteriorating asset quality and higher loan charge-offs;
11.	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
12.	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
13.	material decreases in the amount of deposits we hold, or a failure to grow our deposit base as necessary to help fund our growth and operations;
14.	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;
15.	potential fluctuations in the market value and liquidity of our investment securities;
16.	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
17.	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;
18.	risks associated with fraudulent, negligent, or other acts by our customers, employees or vendors;
19.	our ability to keep pace with technological change or difficulties when implementing new technologies;
20.	risks associated with system failures or failures to protect against cybersecurity threats, such as breaches of our network security;
21.	risks associated with data processing system failures and errors;
22.	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
23.	the initiation and outcome of litigation and other legal proceedings against us or to which we become subject;
24.	our ability to comply with various governmental and regulatory requirements applicable to financial institutions, including regulatory requirements to maintain minimum capital levels;
25.

the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the implementation of the Economic Growth, Regulatory Relief and Consumer Protection Act;

26.	governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve;
27.	our ability to comply with supervisory actions by federal and state banking agencies;
28.	changes in the scope and cost of Federal Deposit Insurance Corporation, or the FDIC, insurance and other coverage; and
29.	systemic risks associated with the soundness of other financial institutions.
30.	the businesses of Spirit and Comanche may not be combined successfully, or such combination may take longer to accomplish than expected;
31.	the cost savings from the transaction may not be fully realized or may take longer to realize than expected;

32.	operating costs, customer loss and business disruption following the transaction, including adverse effects on relationships with employees, may be greater than expected;
33.	governmental approvals of the transaction may not be obtained, or adverse regulatory conditions may be imposed in connection with governmental approvals of the transaction;
34.	the companies’ respective shareholders may not approve the transaction;
35.	competition from other financial services companies in Spirit’s and Comanche’s respective markets.

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

Overview

We are a Texas corporation and a registered bank holding company located in the Houston metropolitan area with headquarters in Conroe, Texas. We offer a broad range of commercial and retail banking services through our wholly-owned bank subsidiary, Spirit of Texas Bank SSB. We operate through 15 full-service branches located primarily in the Houston and Dallas/Fort Worth metropolitan areas. As of September 30, 2018, we had total assets of $1.10 billion, loans held for investment of $954.1 million, total deposits of $872.6 million and total stockholders’ equity of $150.9 million.

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

We consummated the underwritten initial public offering of our common stock in May 2018. Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “STXB.” In connection with our initial public offering, we issued and sold 2,300,000 shares of our common stock, including 300,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an offering price of $21.00 per share, for aggregate gross proceeds of $48.3 million before deducting underwriting discounts and offering expenses, and aggregate net proceeds of $42.1 million after deducting underwriting discounts and offering expenses. As of the date hereof, we used $7.8 million of net proceeds from this offering to repay in full the outstanding indebtedness under our line of credit with a third party lender, plus accrued and unpaid interest.  For a description of the line of credit see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Borrowings.”  We intend to use the remaining net proceeds to support our continued growth, including organic growth and potential future acquisitions [such as the acquisition of Comanche National Corporation (“Comanche”),] and for general corporate purposes.

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

Performance Highlights

Operating and financial highlights for the three months ended September 30, 2018 include the following:

•	Net Income increased to $2.8 million. Adjusted net income was $3.0 million for the third quarter of 2018, which excluded $215 thousand of after-tax merger related expenses.
•

Diluted earnings per share were $0.27 in the third quarter of 2018. Adjusted diluted earnings per share were $0.29 for the third quarter of 2018 which excluded $215 thousand of after-tax merger related expenses.

•	Net Interest Margin and Tax Equivalent Net Interest Margin were 4.60% and 4.65%, respectively.
•	Noninterest-bearing deposit growth of $24.1 million or 52.1% annualized.
•	Organic loan growth of $36.6 million or 15.8% annualized.
•	Return on Average Assets was 1.01%, annualized.
•	Book value per share was $15.38 in the third quarter of 2018. Tangible book value per share was $14.62 in the third quarter of 2018.

Tax equivalent net interest margin, adjusted net income, adjusted diluted earnings per share and tangible book value per share are non-GAAP financial measures. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Analysis of Results of Operations

Net income for the three months ended September 30, 2018 totaled $2.8 million, which generated diluted earnings per common share of $0.27 for the three months ended September 30, 2018. Adjusted net income for the three months ended September 30, 2018 totaled $3.0 million which excluded $215 thousand of after-tax merger related expenses, which generated diluted earnings per common share of $0.29. Net income for the three months ended September 30, 2017 totaled $2.0 million, which generated diluted earnings per common share of $0.26 for the three months ended September 30, 2017. The increase in net income was driven by an increase in interest income of $2.0 million that was primarily attributable to increasing loan yields, partially offset by an increase in noninterest expense of $1.7 million, which was mainly the result of an increase in salaries and benefits expense. Our results of operations for the three months ended September 30, 2018 produced an annualized return on average assets of 1.01% compared to an annualized return on average assets of 0.78% for the three months ended September 30, 2017. We had an annualized return on average stockholders’ equity of 7.34% for the three months ended September 30, 2018, compared to an annualized return on average stockholders’ equity of 7.78% for the three months ended September 30, 2017.

Net income for the nine months ended September 30, 2018 totaled $7.5 million, which generated diluted earnings per common share of $0.86 for the nine months ended September 30, 2018. Adjusted net income for the nine months ended September 30, 2018 totaled $7.7 million which excluded $215 thousand of after-tax merger related expenses, which generated diluted earnings per common share of $0.84. Net income for the nine months ended September 30, 2017 totaled $4.2 million, which generated diluted earnings per common share of $0.56 for the nine months ended September 30, 2017. The increase in net income was driven by an increase in interest income of $5.8 million that was primarily attributable to increasing loan yields, partially offset by an increase in interest expense of 1.2 million and an increase in noninterest expense of $1.8 million. The increase in interest expense was primarily due to an increase in interest rates by the Federal Open Market Committee during 2017 and 2018. The increase in noninterest expense was mainly the result of an increase in salaries and benefits expense. Our results of operations for the nine months ended September 30, 2018 produced an annualized return on average assets of 0.94% compared to an annualized return on average assets of 0.56% for the nine months ended September 30, 2017. We had an annualized return on average stockholders’ equity of 8.08% for the nine months ended September 30, 2018, compared to an annualized return on average stockholders’ equity of 5.64% for the nine months ended September 30, 2017.

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

	Three Months Ended September 30,
	2018			2017
	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$24,007	$140	2.32%	$50,443	$157	1.23%
Loans, including loans held for sale (2)	944,429	13,901	5.84%	867,634	11,842	5.41%
Investment securities and other	39,056	235	2.38%	43,845	245	2.22%
Total interest-earning assets	1,007,492	14,276	5.62%	961,922	12,244	5.05%
Noninterest-earning assets	77,988			61,635
Total assets	$1,085,480			$1,023,557
Interest-bearing liabilities:
Interest-bearing NOW accounts	$7,932	$3	0.15%	$8,634	$3	0.14%
Savings and money market accounts	212,511	338	0.63%	242,289	340	0.56%
Time deposits	442,149	1,856	1.67%	423,390	1,341	1.26%
FHLB advances and other borrowings	77,471	389	1.99%	73,056	405	2.20%
Total interest-bearing liabilities	740,063	2,586	1.39%	747,369	2,089	1.11%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	192,408			170,083
Other liabilities	3,182			3,963
Stockholders' equity	149,827			102,142
Total liabilities and stockholders' equity	$1,085,480			$1,023,557
Net interest rate spread			4.23%			3.94%
Net interest income and margin		$11,690	4.60%		$10,155	4.19%

Net interest income and margin (tax equivalent)(3)	$11,803	4.65%	$10,395	4.29%

(1) Average balances presented are derived from daily average balances.

(2) Includes loans on nonaccrual status.

(3) In order to make pretax income and resultant yields on tax-exempt loans comparable to those on taxable loans, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the three months ended September 30, 2018 and a federal tax rate of 34% for the three months ended September 30, 2017, which is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

	Nine Months Ended September 30,
	2018			2017
	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$31,102	$448	1.92%	$89,681	$680	1.01%
Loans, including loans held for sale (2)	910,237	39,270	5.77%	827,847	33,515	5.41%
Investment securities and other	40,140	699	2.33%	29,249	420	1.92%
Total interest-earning assets	981,479	40,417	5.51%	946,777	34,615	4.89%
Noninterest-earning assets	76,332			60,081
Total assets	$1,057,811			$1,006,858
Interest-bearing liabilities:
Interest-bearing NOW accounts	$7,928	$9	0.15%	$8,291	$9	0.15%
Savings and money market accounts	223,159	1,016	0.61%	233,471	991	0.57%
Time deposits	430,369	4,844	1.50%	431,278	3,913	1.21%
FHLB advances and other borrowings	85,472	1,395	2.18%	68,339	1,180	2.31%
Total interest-bearing liabilities	746,928	7,264	1.30%	741,379	6,093	1.10%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	183,658			161,861
Other liabilities	3,645			3,385
Stockholders' equity	123,580			100,233
Total liabilities and stockholders' equity	$1,057,811			$1,006,858
Net interest rate spread			4.21%			3.79%
Net interest income and margin		$33,153	4.52%		$28,522	4.03%
Net interest income and margin (tax equivalent)(3)		$33,497	4.56%		$29,224	4.13%

(1) Average balances presented are derived from daily average balances.

(2) Includes loans on nonaccrual status.

(3) In order to make pretax income and resultant yields on tax-exempt loans comparable to those on taxable loans, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the nine months ended September 30, 2018 and a federal tax rate of 34% for the nine months ended September 30, 2017, which is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities for the periods indicated. The effect of changes in volume is determined by multiplying the change in volume by the prior period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the prior period’s volume.

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates follows:

	Three Months Ended September 30, 2018 compared to 2017
	Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$(415)	$398	$(17)
Loans, including loans held for sale (2)	1,085	974	2,059
Investment securities and other	(90)	80	(10)
Total change in interest income	$580	$1,452	$2,032
Interest-bearing liabilities:
Interest-bearing NOW accounts	(1)	1	—
Savings and money market accounts	(169)	167	(2)
Time deposits	62	453	515
FHLB advances and other borrowings	113	(129)	(16)
Total change in interest expenses	5	492	497
Total change in net interest income	$575	$960	$1,535

(1) Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

(2) Includes loans on nonaccrual status.

	Nine Months Ended September 30, 2018 compared to 2017
	Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$(784)	$552	$(232)
Loans, including loans held for sale (2)	3,449	2,306	5,755
Investment securities and other	177	102	279
Total change in interest income	$2,842	$2,960	$5,802
Interest-bearing liabilities:
Interest-bearing NOW accounts	—	—	—
Savings and money market accounts	(62)	87	25
Time deposits	(14)	945	931
FHLB advances and other borrowings	321	(106)	215
Total change in interest expenses	245	926	1,171
Total change in net interest income	$2,597	$2,034	$4,631

(1) Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

(2) Includes loans on nonaccrual status.

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Net interest income was $11.7 million for the three months ended September 30, 2018 compared to $10.2 million for the three months ended September 30, 2017, representing an increase of $1.5 million, or 15.1%. The increase in net interest income was primarily due to an increase in interest income of $2.0 million partially offset by an increase in interest expense of $497 thousand. Interest income on loans increased by $2.1 million for the three months ended September 30, 2018. The growth in average loans of $76.8 million, including loans held for sale, for the three months ended September 30, 2018 was the primary driver of the increase in interest income on loans, as well as an increase in the average rate on loans of 43 basis points over the same period.

Interest expense was $2.6 million for the three months ended September 30, 2018 compared to $2.1 million for the three months ended September 30, 2017, representing an increase of $497 thousand. This increase was mainly due to an increase in interest expense on deposits. Interest expense on deposits totaled $2.2 million for the three months ended September 30, 2018 compared to $1.7 million for the three months ended September 30, 2017, representing an increase of $513 thousand, resulting primarily from an increase in the average rate paid on time deposits of 41 basis points for the three months ended September 30, 2018 over the three months ended September 30, 2017. The average cost of deposits for the three months ended September 30, 2018 was 1.02%. This represents an increase of 23 basis points compared to the average cost of deposits of 0.79% for the three months ended September 30, 2017. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2017 and 2018. For the three months ended September 30, 2018, the average rate paid on time deposits was 1.67% compared to 1.26% for the three months ended September 30, 2017.

The net interest margin was 4.60% for the three months ended September 30, 2018 compared to 4.19% for the three months ended September 30, 2017, representing an increase of 41 basis points. The tax equivalent net interest margin was 4.65% for the three months ended September 30, 2018 compared to 4.29% for the three months ended September 30, 2017, representing an increase of 36 basis points. The average yield on interest-earning assets increased by 57 basis points for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 while the average rate paid on interest-bearing liabilities increased by 28 basis points, resulting in a 29 basis point increase in the interest rate spread. The increase in both net interest margin and interest rate spread primarily resulted from the shift in assets from low yielding interest-earning deposits in other banks to higher yielding loans for the three months ended September 30, 2018.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Net interest income was $33.2 million for the nine months ended September 30, 2018 compared to $28.5 million for the nine months ended September 30, 2017, representing an increase of $4.6 million, or 16.2%. The increase in net interest income was primarily due to an increase in interest income of $5.8 million partially offset by an increase in interest expense of $1.2 million. Interest income on loans increased by $5.8 million for the nine months ended September 30, 2018. The growth in average loans of $82.4 million, including loans held for sale, for the nine months ended September 30, 2018 was the primary driver of the increase in interest income on loans, as well as an increase in the average rate on loans of 36 basis points over the same period.

Interest expense was $7.3 million for the nine months ended September 30, 2018 compared to $6.1 million for the nine months ended September 30, 2017, representing an increase of $1.2 million. This increase was mainly due to an increase in interest expense on deposits and FHLB advances and other borrowings. Interest expense on deposits totaled $5.9 million for the nine months ended September 30, 2018 compared to $4.9 million for the nine months ended September 30, 2017, representing an increase of $956 thousand, resulting primarily from an increase in the average rate paid on time deposits of 29 basis points for the nine months ended September 30, 2018 over the nine months ended September 30, 2017. The average cost of deposits for the nine months ended September 30, 2018 was 0.93%. This represents an increase of 14 basis points compared to the average cost of deposits of 0.79% for the nine months ended September 30, 2017. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2017 and 2018. For the nine months ended September 30, 2018, the average rate paid on time deposits was 1.50% compared to 1.21% for the nine months ended September 30, 2017.

Interest expense on FHLB advances and other borrowings increased by $215 thousand for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was attributable to an increase in the average balance of FHLB advances and other borrowings of $17.1 million for the nine months ended September 30, 2018.

The net interest margin was 4.52% for the nine months ended September 30, 2018 compared to 4.03% for the nine months ended September 30, 2017, representing an increase of 49 basis points. The tax equivalent net interest margin was 4.56% for the nine months ended September 30, 2018 compared to 4.13% for the nine months ended September 30, 2017, representing an increase of 43 basis points. The average yield on interest-earning assets increased by 62 basis points for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 while the average rate paid on interest-bearing liabilities increased by 20 basis points, resulting in a 42 basis point increase in the interest rate spread. The increase in both net interest margin and interest rate spread primarily resulted from the shift in assets from low yielding interest-earning deposits in other banks to higher yielding loans for the nine months ended September 30, 2018.

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

Three months ended September 30, 2018 compared to three months ended September 30, 2017

The provision for loan losses was $486 thousand for the three months ended September 30, 2018 and $604 thousand for the three months ended September 30, 2017. The ratio of net charged-off loans to average loans (annualized) was 0.14% for the three months ended September 30, 2018 and 0.01% for the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

The provision for loan losses was $1.5 million for the nine months ended September 30, 2018 and $1.8 million for the nine months ended September 30, 2017. The ratio of net charged-off loans to average loans (annualized) was 0.14% for the nine months ended September 30, 2018 and 0.11% for the nine months ended September 30, 2017.

Our management maintains a proactive approach in managing nonperforming loans, which were $3.7 million, or 0.39% of loans held for investment, at September 30, 2018, and $3.6 million, or 0.41% of loans held for investment, at December 31, 2017. The allowance for loan and lease losses totaled $6.2 million, or 0.65% of loans held for investment, at September 30, 2018 compared to $5.7 million, or 0.65% of loans held for investment, at December 31, 2017. The ratio of allowance for loan and lease losses to nonperforming loans was 164.42% at September 30, 2018, compared to 157.22% at December 31, 2017.

Noninterest Income

Our noninterest income includes the following: (1) service charges and fees; (2) SBA loan servicing fees; (3) mortgage referral fees; (4) gain on the sales of loans, net; (5) gain (loss) on sales of other assets; and (6) other.

The following table presents a summary of noninterest income by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change from the Prior Period	2018	2017	Change from the Prior Period
Noninterest income:
Service charges and fees	462	362	27.6%	1,238	1,095	13.1%
SBA loan servicing fees	529	207	155.6%	1,701	1,378	23.4%
Mortgage referral fees	160	158	1.3%	524	531	-1.3%
Gain on sales of loans, net	1,369	1,392	-1.7%	3,884	4,710	-17.5%
Gain (loss) on sales of other assets	-	(70)	-100.0%	(25)	(47)	-46.8%
Other noninterest income	47	44	6.8%	136	55	147.3%
Total noninterest income	$2,567	$2,093	22.6%	$7,458	$7,722	-3.4%

Three months ended September 30, 2018 compared to three months ended September 30, 2017

For the three months ended September 30, 2018, noninterest income totaled $2.6 million, a $474 thousand, or 22.6%, increase from $2.1 million for the prior period. This increase was primarily due to an increase in SBA loan servicing fees of $322 thousand.

SBA loan servicing fees were $529 thousand for the three months ended September 30, 2018 compared to $207 thousand for the three months ended September 30, 2017, primarily due to an increase in the number of loans being serviced.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

For the nine months ended September 30, 2018, noninterest income totaled $7.5 million, a $264 thousand, or 3.4%, decrease from $7.7 million for the prior period. This decrease was primarily due to a decrease in gain on sales of loans, net of $826 thousand, offset by an increase in SBA servicing fees of $323 thousand.

Gain on sales of loans, net, was $3.9 million for the nine months ended September 30, 2018 compared to $4.7 million for the nine months ended September 30, 2017, primarily due to increased premiums being offered in the first half of 2017.

SBA loan servicing fees were $1.7 million for the nine months ended September 30, 2018 compared to $1.4 million for the nine months ended September 30, 2017, primarily due to an increase in the number of loans being serviced.

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

The following table presents a summary of noninterest expenses by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change from the Prior Period	2018	2017	Change from the Prior Period
Noninterest expense:
Salaries and employee benefits	6,623	5,271	25.6%	19,524	17,774	9.8%
Occupancy and equipment expenses	1,279	1,239	3.2%	3,736	3,742	-0.2%
Loan and other real estate related expenses	94	20	370.0%	171	244	-29.9%
Professional services	624	410	52.2%	1,249	1,159	7.8%
Data processing and network	302	317	-4.7%	936	899	4.1%
Regulatory assessments and insurance	266	221	20.4%	787	689	14.2%
Amortization of intangibles	176	176	0.0%	527	527	0.0%
Advertising	83	147	-43.5%	300	431	-30.4%
Marketing	115	118	-2.5%	354	399	-11.3%
Telephone expense	120	109	10.1%	332	325	2.2%
Other operating expenses	599	511	17.2%	1,872	1,754	6.7%
Total noninterest expense	$10,281	$8,539	20.4%	$29,788	$27,943	6.6%

Three months ended September 30, 2018 compared to three months ended September 30, 2017

For the three months ended September 30, 2018, noninterest expenses totaled $10.3 million, a $1.7 million, or 20.4%, increase from $8.5 million for the prior period. This increase was primarily due to an increase in salaries and employee benefits of $1.4 million and an increase in professional services expense of $214 thousand.

Salaries and employee benefits totaled $6.6 million for the three months ended September 30, 2018, which included $181 thousand of stock-based compensation expense. By comparison, salaries and employee benefits totaled $5.3 million for the three months ended September 30, 2017, which included $201 thousand of stock-based compensation expense. The increase in salaries and employee benefits is primarily due to the seasonality of annual bonuses.

Professional services totaled $624 thousand for the three months ended September 30, 2018 compared to $410 thousand for the three months ended September 30, 2017. This increase is primarily the result of the merger related expenses for the Comanche acquisition.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

For the nine months ended September 30, 2018, noninterest expenses totaled $29.8 million, a $1.8 million, or 6.6%, increase from $27.9 million for the prior period. This increase was primarily due to an increase in salaries and employee benefits of $1.8 million.

Salaries and employee benefits totaled $19.5 million for the nine months ended September 30, 2018, which included $506 thousand of stock-based compensation expense and a one-time executive bonus expense of $475 thousand. By comparison, salaries and employee benefits totaled $17.8 million for the nine months ended September 30, 2017, which included $1.4 million of stock-based compensation expense. During the nine months ended September 30, 2017, we incurred a one-time expense of $757 thousand in connection with the accelerated vesting of all stock options held by our board of directors and the board of directors of the Bank approved by our board of directors in February 2017. The increase in salaries and employee benefits is primarily due to the seasonality of annual bonuses and the payment of the one-time executive bonus during the nine months ended September 30, 2018.

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

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Income tax expense was $719 thousand for the three months ended September 30, 2018, a decrease of $384 thousand compared to income tax expense of $1.1 million for the three months ended September 30, 2017. Our effective tax rates for the three months ended September 30, 2018 and 2017 were 20.6% and 35.5%, respectively, primarily due to the impact of changes in the United States tax law during the year ended December 31, 2017. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“Tax Reform”) resulting in significant modifications to existing law. Our financial statements for the three months ended September 30, 2018 reflect certain effects of the Tax Reform, which include a reduction in the corporate tax rate from 34.0% to 21.0%.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Income tax expense was $1.9 million for the nine months ended September 30, 2018 and $2.3 million for the nine months ended September 30, 2017. Our effective tax rates for the nine months ended September 30, 2018 and 2017 were 20.3% and 34.9%, respectively, primarily due to the impact of the Tax Reform, which included a reduction in the corporate tax rate from 34.0% to 21.0%.

We recorded an uncertain tax position at December 31, 2017 arising from a deduction taken on the 2016 federal return related to a request for change in accounting method.  The total amount of the recorded uncertain tax position at December 31, 2017 was $903 thousand and is included in other liabilities. During the second quarter of 2018, the Company filed an amended return and the uncertain tax position was settled against the balance left on account with the IRS.  The Company’s policy is to classify interest and penalties associated with income taxes within other expenses. The Company did not record interest and penalties associated with income taxes for the three or nine months ended September 30, 2018 or 2017.

Financial Condition

Our total assets increased $71.9 million, or 7.0%, from $1.03 billion as of December 31, 2017 to $1.10 billion as of September 30, 2018. Our asset growth was mainly due to the capital raised during our initial public offering during the second quarter of 2018.

Investment Securities

We use our investment securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, and meet collateral requirements and meet regulatory capital requirements. The average balance of the securities portfolio including FHLB and The Independent Bankers Bank, or TIB, bank stock for the three months ended September 30, 2018 and 2017 was $39.1 million and $43.8 million, respectively, with a pre-tax yield of 2.38% and 2.22%, respectively. The average balance of the securities portfolio including FHLB and The Independent Bankers Bank, or TIB, stock for the nine months ended September 30, 2018 and 2017 was $40.1 million and $29.2 million, respectively, with a pre-tax yield of 2.33% and 1.92%, respectively. We held 50 securities classified as available for sale with an amortized cost of $34.9 million as of September 30, 2018.

Management evaluates securities for other-than-temporary impairment, or OTTI, at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. No securities were determined to be OTTI as of September 30, 2018 or December 31, 2017.

The following tables show contractual maturities and the weighted average yields on our investment securities as of the dates presented. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are not presented on a taxable equivalent basis:

	Maturity as of September 30, 2018
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
U.S. Government agencies	$—	0.00%	$—	0.00%	$1,537	2.18%	$477	2.92%
Residential mortgage- backed securities	—	0.00%	2	2.75%	2,019	2.36%	25,176	2.65%
Corporate bonds and other debt securities	—	0.00%	4,117	2.49%	1,561	2.79%	—	0.00%
Total available for sale	$—	0.00%	$4,119	2.49%	$5,117	2.44%	$25,653	2.66%

	Maturity as of December 31, 2017
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
U.S. Government agencies	$—	0.00%	$—	0.00%	$1,535	2.18%	$475	2.99%
Residential mortgage- backed securities	—	0.00%	2	2.75%	—	0.00%	30,154	2.01%
Corporate bonds and other debt securities	—	0.00%	4,142	2.45%	1,569	2.72%	—	0.00%
Total available for sale	$—	0.00%	$4,144	2.45%	$3,104	2.45%	$30,629	2.03%

As a member institution of the FHLB and TIB, the Bank is required to own capital stock in the FHLB and TIB. As of September 30, 2018 the Bank held approximately $4.9 million in FHLB and TIB bank stock and $4.8 million as of December 31, 2017. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or TIB. Such repurchases have historically been at par value. We monitor our investment in FHLB and TIB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of September 30, 2018 and December 31, 2017, management did not identify any indicators of impairment of FHLB and TIB stock.

Except for securities issued by U.S. government agencies, we did not have any concentrations where the total outstanding balances issued by a single issuer exceed 10% of our stockholders’ equity as of September 30, 2018 and December 31, 2017.

Our securities portfolio had a weighted average life of 5.45 years and an effective duration of 4.98 years as of September 30, 2018 and a weighted average life of 5.00 years and an effective duration of 5.03 years as of December 31, 2017.

Loans Held for Sale

Loans held for sale consist of the guaranteed portion of SBA loans that we intend to sell after origination. Our loans held for sale were $5.5 million as of September 30, 2018 and $3.8 million as of December 31, 2017.

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

Our total loans held for investment of $954.1 million as of September 30, 2018 represented an increase of $85.0 million, or 9.8%, compared to $869.1 million as of December 31, 2017. Our loans as a percentage of assets were 86.6% and 84.4% as of September 30, 2018 and December 31, 2017, respectively.

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table summarizes the allocation of loans by type as of the dates presented.

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial and industrial loans (1)	$159,776	16.8%	$135,040	15.5%
Real estate:
1-4 single family residential loans	244,633	25.6%	232,510	26.8%
Construction, land and development loans	155,778	16.3%	139,470	16.0%
Commercial real estate loans (including multifamily)	324,212	34.0%	285,731	32.9%
Consumer loans and leases	18,174	1.9%	22,736	2.6%
Municipal and other loans	51,501	5.4%	53,632	6.2%
Total loans held in portfolio	$954,074	100.0%	$869,119	100.0%

(1) Balance includes $75.9 million and $67.1 million of the unguaranteed portion of SBA loans as of September 30, 2018 and December 31, 2017, respectively.

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

Commercial and industrial loans, including SBA loans, totaled $159.8 million as of September 30, 2018 and represented an increase of $24.7 million, or 18.3%, from $135.0 million as of December 31, 2017. We believe we are well-positioned for continued loan growth in our commercial and industrial loan portfolio based on our strategic presence in the Houston and Dallas/Fort Worth metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

SBA loans held in our loan portfolio totaled $75.9 million and $67.1 million at September 30, 2018 and December 31, 2017, respectively. We intend to continue to expand our SBA lending program in the future.

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

1-4 single family residential real estate loans (including loans to foreign nationals) totaled $244.6 million as of September 30, 2018 and represented an increase of $12.1 million, or 5.2%, from $232.5 million as of December 31, 2017. We believe we are well-positioned for continued loan growth in our 1-4 single family residential real estate loan portfolio based on our strategic presence in the Houston and Dallas/Fort Worth metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

Construction loans totaled $155.8 million as of September 30, 2018 and represented an increase of $16.3 million, or 11.7%, from $139.5 million as of December 31, 2017. We believe we are well-positioned for continued loan growth in our construction, land and development loan portfolio based on our strategic presence in the Houston and Dallas/Fort Worth metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

Commercial real estate loans consist of owner and nonowner-occupied commercial real estate loans, multifamily loans and farmland. Total commercial real estate loans of $324.2 million as of September 30, 2018 represented an increase of $38.5 million, or 13.5%, from $285.7 million as of December 31, 2017. We believe we are well-positioned for continued loan growth in our commercial real estate loan portfolio based on our strategic presence in the Houston and Dallas/Fort Worth metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

Consumer loans and leases totaled $18.2 million as of September 30, 2018 and represented a decrease of $4.6 million, or 20.1%, from $22.7 million as of December 31, 2017. We have not actively grown our consumer portfolio because we believe current pricing on these loans does not adequately cover the inherent risk.

Municipal and other loans

Municipal and other loans consist primarily of loans made to municipalities and emergency service, hospital and school districts as well as agricultural loans.

We make loans to municipalities and emergency service, hospital and school districts primarily throughout Texas. The majority of these loans have tax or revenue pledges and in some cases are additionally supported by collateral. Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service. Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities. Total loans to municipalities and emergency service, hospital and school districts and others were $51.5 million as of September 30, 2018 and represented a decrease of $2.1 million, or 4.0%, from $53.6 million as of December 31, 2017. We have not actively grown our municipal loan portfolio as the impact of the recent Tax Reform has resulted in unfavorable pricing on these loans.

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due, other real estate owned and repossessed assets and restructured loans as of the dates indicated:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial and industrial loans	$2,421	$1,927
Real estate:
1-4 single family residential loans	825	1,135
Construction, land and development loans	—	—
Commercial real estate loans (including multifamily)	—	447
Consumer loans and leases	72	53
Municipal and other loans	—	—
Total nonaccrual loans	3,318	3,562
Accruing loans 90 days or more past due	426	33
Total nonperforming loans	3,744	3,595
Other real estate owned and repossessed assets	289	21
Total nonperforming assets	$4,033	$3,616
Restructured loans (1)	$218	$270

(1) Restructured loans represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Nonperforming loans totaled $3.7 million at September 30, 2018, an increase of $149 thousand, or 4.1%, from $3.6 million at December 31, 2017. Nonperforming assets totaled $4.0 million at September 30, 2018, an increase of $417 thousand, or 11.5%, from $3.6 million at December 31, 2017.

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

The following table sets forth our asset and credit quality ratios for the periods presented:

	September 30, 2018	December 31, 2017
Asset and Credit Quality Ratios
Nonperforming loans to loans held for investment (1)	0.39%	0.41%
Nonperforming assets to loans plus OREO	0.42%	0.42%
Nonperforming assets to total assets (2)	0.37%	0.35%
Net charge-offs to average loans (annualized)(3)	0.14%	0.14%
Allowance for loan losses to nonperforming loans	164.42%	157.22%
Allowance for loan losses to loans held for investment	0.65%	0.65%

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

The following tables summarize the allocation of allowance for loan and lease losses related to our loans as of the dates and for the periods presented. This allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans:

	Allowance Rollforward
Three Months Ended September 30, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,886	$(275)	$4	$76	$4,691
Real estate:
1-4 single family residential loans	318	—	—	(216)	102
Construction, land and development loans	195	—	—	256	451
Commercial real estate loans (including multifamily)	233	—	—	495	728
Consumer loans and leases	346	(74)	—	(90)	182
Municipal and other loans	37	—	—	(35)	2
Ending allowance balance	$6,015	$(349)	$4	$486	$6,156

	Allowance Rollforward
Three Months Ended September 30, 2017	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,582	$(15)	$—	$20	$2,587
Real estate:
1-4 single family residential loans	732	—	—	201	933
Construction, land and development loans	412	—	—	103	515
Commercial real estate loans (including multifamily)	800	—	—	255	1,055
Consumer loans and leases	204	(16)	—	(15)	173
Municipal and other loans	161	—	—	40	201
Ending allowance balance	$4,891	$(31)	$—	$604	$5,464

	Allowance Rollforward
Nine Months Ended September 30, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,046	$(920)	$73	$2,492	$4,691
Real estate:
1-4 single family residential loans	902	(5)	—	(795)	102
Construction, land and development loans	441	—	—	10	451
Commercial real estate loans (including multifamily)	898	—	—	(170)	728
Consumer loans and leases	198	(104)	—	88	182
Municipal and other loans	167	—	—	(165)	2
Ending allowance balance	$5,652	$(1,029)	$73	$1,460	$6,156

	Allowance Rollforward
Nine Months Ended September 30, 2017	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,347	$(555)	$2	$793	$2,587
Real estate:
1-4 single family residential loans	647	—	—	286	933
Construction, land and development loans	364	—	—	151	515
Commercial real estate loans (including multifamily)	667	(15)	—	403	1,055
Consumer loans and leases	186	(129)	—	116	173
Municipal and other loans	146	—	—	55	201
Ending allowance balance	$4,357	$(699)	$2	$1,804	$5,464

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

Prior to the second quarter of 2018, we were utilizing a peer bank allowance coverage ratio in the qualitative reserve calculation, as we did not have enough historical defaults to rely on our own loss factors. As of September 30, 2018, we had a sufficient amount of defaults over the five year lookback period to transition over to relying more on our own historical loss data versus peer data. While this did not result in a significant change to the allowance for loan and lease losses as a whole, it continues to impact the provision for certain loan categories that we had experienced more historical defaults.

The allowance for loan and lease losses increased to $6.2 million at September 30, 2018 as compared to $5.7 million at December 31, 2017. The allowance for loan and lease losses as a percentage of nonperforming loans and allowance for loan and lease losses as a percentage of loans held for investment was 164.42% and 0.65%, respectively, as of September 30, 2018, compared to 157.22% and 0.65%, respectively, as of December 31, 2017.

Net loan charge-offs for the three months ended September 30, 2018 totaled $345 thousand, an increase from $31 thousand of net loan charge-offs for the same period of 2017. Net loan charge-offs for the nine months ended September 30, 2018 totaled $956 thousand, a decrease from $697 thousand of net loan charge-offs for the same period of 2017.

The following table provides the allocation of the allowance for loan and lease losses as of the dates presented:

	September 30, 2018		December 31, 2017
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
Commercial and industrial loans	$4,691	16.8%	$3,046	15.5%
Real estate:
1-4 single family residential loans	102	25.6%	902	26.8%
Construction, land and development loans	451	16.3%	441	16.0%
Commercial real estate loans (including multifamily)	728	34.0%	898	32.9%
Consumer loans and leases	182	1.9%	198	2.6%
Municipal and other loans	2	5.4%	167	6.2%
Total	$6,156	100.0%	$5,652	100.0%

Deposits

We expect deposits to be our primary funding source in the future as we optimize our deposit mix by continuing to shift our deposit composition from higher cost time deposits to lower cost demand deposits. Non-time deposits include demand deposits, NOW accounts, and savings and money market accounts.

The following table shows the deposit mix as of the dates presented:

	September 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$207,727	23.8%	$176,726	21.2%
Interest-bearing NOW accounts	7,865	0.9%	7,318	0.9%
Savings and money market accounts	214,380	24.6%	243,173	29.1%
Time deposits	442,638	50.7%	408,151	48.8%
Total deposits	$872,610	100.0%	$835,368	100.0%

Total deposits at September 30, 2018 were $872.6 million, an increase of $37.2 million, or 4.5%, from total deposits at December 31, 2017 of $835.4 million.

The average cost of deposits for the three months ended September 30, 2018 was 1.02%. This represents an increase of 23 basis points compared to the average cost of deposits of 0.79% for the three months ended September 30, 2017. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2017 and 2018. For the three months ended September 30, 2018, the average rate paid on time deposits was 1.67% compared to 1.26% for the three months ended September 30, 2017.

The average cost of deposits for the nine months ended September 30, 2018 was 0.93%. This represents an increase of 14 basis points compared to the average cost of deposits of 0.79% for the nine months ended September 30, 2017. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2017 and 2018. For the nine months ended September 30, 2018, the average rate paid on time deposits was 1.50% compared to 1.21% for the nine months ended September 30, 2017.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

September 30, 2018
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$56,315
After three months through six months	64,840
After six months through twelve months	93,848
After twelve months	131,841
Total	$346,844

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB borrowings: The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2018 and December 31, 2017, total remaining borrowing capacity of $293.3 million and $274.0 million, respectively, was available under this arrangement.

Line of credit: We entered into a line of credit with a third party lender in May 2017 that allows us to borrow up to $20 million. The interest rate on this line of credit is based upon 90-day LIBOR plus 4.0%, and unpaid principal and interest is due at the stated maturity of May 12, 2022. This line of credit is secured by a pledge of all of the common stock of the Bank. This line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender. On May 8, 2018, we used $7.8 million of net proceeds from our initial public offering to repay in full this line of credit, plus accrued and unpaid interest. At September 30, 2018, total borrowing capacity of $20.0 million was available under this line of credit.

Total borrowings consisted of the following as of the dates presented:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Short-term FHLB borrowings	$10,000	$15,000
Long-term FHLB borrowings	64,961	68,623
Third party lender line of credit	—	7,788
Total borrowings	$74,961	$91,411

At September 30, 2018, total borrowings were $75.0 million, a decrease of $16.5 million, or 18.0%, from $91.4 million at December 31, 2017.

Short-term borrowings consist of debt with maturities of one year or less. Our short-term borrowings consist of FHLB borrowings and a third party line of credit. The following table is a summary of short-term borrowings as of and for the periods presented:

	As of/For the Three Months Ended September 30,		As of/For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Short-term borrowings:
Maximum outstanding at any month-end during the period	$15,000	$12,788	$20,000	$40,000
Balance outstanding at end of period	10,000	12,788	10,000	12,788
Average outstanding during the period	11,957	12,723	15,128	18,810
Average interest rate during the period	1.72%	3.74%	1.73%	2.28%
Average interest rate at the end of the period	1.71%	4.31%	1.71%	4.31%

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$147,986	$96,602	$99,139	$92,896
Net income	2,771	2,002	7,465	4,230
Shares issued in offering, net	(161)	—	42,058	—
Exercise of stock options and warrants	177	25	2,362	471
Stock-based compensation	181	201	506	1,361
Other comprehensive income (loss)	(61)	(25)	(637)	(153)
Balance at end of period	$150,893	$98,805	$150,893	$98,805

Net income totaled $2.8 million for the three months ended September 30, 2018, an increase of $769 thousand, compared to $2.0 million for the three months ended September 30, 2017. Our results of operations for the three months ended September 30, 2018 produced an annualized return on average assets of 1.01%% compared to 0.78% for the three months ended September 30, 2017. Our results of operations for the three months ended September 30, 2018 produced an annualized return on average stockholders’ equity of 7.34% compared to 7.78% for the three months ended September 30, 2017.

Net income totaled $7.5 million for the nine months ended September 30, 2018, an increase of $3.2 million, compared to $4.2 million for the nine months ended September 30, 2017. Our results of operations for the nine months ended September 30, 2018 produced an annualized return on average assets of 0.94% compared to an annualized return on average assets of 0.56% for the nine months ended September 30, 2017. We had an annualized return on average stockholders’ equity of 8.08% for the nine months ended September 30, 2018, compared to an annualized return on average stockholders’ equity of 5.64% for the nine months ended September 30, 2017.

Stockholders’ equity was $150.9 million as of September 30, 2018, an increase of $51.8 million from $99.1 million as of December 31, 2017. The increase was primarily driven by proceeds raised during our initial public offering of $42.1 million, net income of $7.5 million and the exercise of stock options and warrants of $2.4 million during the period.

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

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We seek to minimize our exposure to loss under these commitments by subjecting them to prior credit approval and ongoing monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. As of September 30, 2018 and December 31, 2017, our reserve for unfunded commitments totaled $40 thousand.

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

The following table summarizes our commitments as of the dates presented:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Unfunded loan commitments	$142,657	$134,536
Commercial and standby letters of credit	85	91
Total	$142,742	$134,627

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

Under the Basel III rules adopted by the federal bank regulatory agencies in July 2013 and effective beginning January 1, 2015, we are required to maintain a leverage ratio of 4.0% (5.0% to be considered “well capitalized”), common equity tier 1 capital to risk-

weighted assets ratio of 4.5% (6.5% to be considered “well capitalized”), a tier 1 capital to risk-weighted assets ratio of 6.0% (8.0% to be considered “well capitalized”), and a total capital to risk-weighted assets ratio of 8.0% (10.0% to be considered “well capitalized”). In addition, the risk-weighted capital ratios include a capital conservation buffer of 2.5%, which is in addition to the minimum risk-based capital standards. Institutions that do not maintain this required capital conservation buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conservation buffer is being phased in over four years beginning in 2016. We have included the 1.25% and 1.875% increases for 2017 and 2018, respectively, in our minimum capital adequacy ratios in the table below. The capital conservation buffer effectively raises the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019.

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

The following table sets forth the regulatory capital ratios, excluding the impact of the capital conservation buffer, as of the dates indicated:

	Minimum Capital	Minimum Capital Requirement with Capital	Minimum To Be Well	September 30, 2018	December 31, 2017
	Requirement	Buffer	Capitalized	Actual	Actual
Capital ratios (Company):
Tier 1 leverage ratio	4.0%	4.000%	N/A	13.03%	8.71%
Common equity tier 1 capital ratio	4.5%	6.375%	N/A	14.66%	10.07%
Tier 1 risk-based capital ratio	6.0%	7.875%	N/A	14.66%	10.07%
Total risk-based capital ratio	8.0%	9.875%	N/A	15.31%	10.72%

Capital ratios (Bank):
Tier 1 leverage ratio	4.0%	4.000%	5.0%	9.36%	9.29%
Common equity tier 1 capital ratio	4.5%	6.375%	6.5%	10.53%	10.74%
Tier 1 risk-based capital ratio	6.0%	7.875%	8.0%	10.53%	10.74%
Total risk-based capital ratio	8.0%	9.875%	10.0%	11.18%	11.39%

At September 30, 2018, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At September 30, 2018, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2018 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain the Bank’s “well capitalized” status.

As of September 30, 2018, we had a tier 1 leverage ratio of 13.03%. As of September 30, 2018, the Bank had a tier 1 leverage ratio of 9.36%, which provided $46.8 million of excess capital relative to the minimum requirements to be considered “well capitalized.”

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. At September 30, 2018 and December 31, 2017, our liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. The Bank maintained four Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $35.0 million as of September 30, 2018 and December 31, 2017. There were no advances under these lines of credit outstanding as of September 30, 2018 or December 31, 2017.

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 5.45 years and an effective duration of 4.98 years as of September 30, 2018.

As of September 30, 2018, we had outstanding $142.6 million in commitments to extend credit and $85 thousand in commitments associated with outstanding commercial and standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2018, we believe we had no exposure to future cash requirements associated with known uncertainties. Capital expenditures, including buildings and construction in process, for the nine months ended September 30, 2018 and 2017 were $4.0 million and $5.6 million, respectively.

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

The following table reconciles, as of the dates set forth below, net interest margin on a fully taxable equivalent basis:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Net interest margin - GAAP basis:
Net interest income	$11,690	$10,155	$33,153	$28,522
Average interest-earning assets	1,007,492	961,922	981,479	946,777
Net interest margin	4.60%	4.19%	4.52%	4.03%
Net interest margin - Non-GAAP basis:
Net interest income	$11,690	$10,155	$33,153	$28,522
Plus:
Impact of fully taxable equivalent adjustment	113	240	344	702
Net interest income on a fully taxable equivalent basis	$11,803	$10,395	$33,497	$29,224
Average interest-earning assets	1,007,492	961,922	981,479	946,777
Net interest margin on a fully taxable equivalent basis - Non-GAAP basis	4.65%	4.29%	4.56%	4.13%

Adjusted Earnings per Common Share – Basic and Diluted

Adjusted earnings per common share – basic and diluted is a non-GAAP financial measure that excludes merger related expenses. In our judgment, the adjustments made to net income allow investors and analysts to better assess our basic and diluted earnings per common share by removing the volatility that is associated with merger related expenses that are unrelated to our core business.

Merger related expenses for the three and nine months ended September 30, 2018 consisted of $215 thousand, after-tax. There were no merger related expenses for the three or nine months ended September 30, 2017.

The following table reconciles, as of the date set forth below, basic and diluted earnings per common share and presents our basic and diluted earnings per common share exclusive of the impact of our merger related adjustments:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Basic and diluted earnings per share - GAAP basis:
Net income	$2,771	$2,002	$7,465	$4,230
Less:
Participated securities share of undistributed earnings	—	—	—	27
Net income available to common stockholders	$2,771	$2,002	$7,465	$4,203
Weighted average number of common shares - basic	9,792,032	7,279,178	8,673,106	7,218,147
Weighted average number of common shares - diluted	10,360,301	7,565,239	9,094,691	7,504,208
Basic earnings per common share	$0.28	$0.28	$0.86	$0.58
Diluted earnings per common share	$0.27	$0.26	$0.82	$0.56
Basic and diluted earnings per share - Non-GAAP basis:
Net income	$2,771	$2,002	$7,465	$4,230
Pre-tax adjustments:
Noninterest expense
Merger related expenses	270	—	270	—
Taxes:
Tax effect of adjustments	(55)	—	(55)	—
Adjusted net income	$2,986	$2,002	$7,680	$4,230
Weighted average number of common shares - basic	9,792,032	7,279,178	8,673,106	7,218,147
Weighted average number of common shares - diluted	10,360,301	7,565,239	9,094,691	7,504,208
Basic earnings per common share - Non-GAAP basis	$0.30	$0.28	$0.89	$0.59
Diluted earnings per common share - Non-GAAP basis	$0.29	$0.26	$0.84	$0.56

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible equity and presents our tangible book value per share compared to our book value per share:

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
	(Dollars in thousands, except per share data)
Total stockholders' equity	$150,893	$147,986	$102,979	$99,139
Less:
Goodwill and other intangible assets	7,444	7,620	7,796	7,971
Tangible stockholders' equity	$143,449	$140,366	$95,183	$91,168
Shares outstanding	9,812,481	9,786,611	7,486,611	7,280,183
Book value per share	$15.38	$15.12	$13.76	$13.62
Less:
Goodwill and other intangible assets per share	0.76	0.78	1.05	1.10
Tangible book value per share	$14.62	$14.34	$12.71	$12.52

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

Prior to the second quarter of 2018, we were utilizing a peer bank allowance coverage ratio in the qualitative reserve calculation, as we did not have enough historical defaults to rely on our own loss factors. As of September 30, 2018, we had a sufficient amount of defaults over the five year lookback period to transition over to relying more on our own historical loss data versus peer data. While this did not result in a significant change to the allowance for loan and lease losses as a whole, it continues to impact the provision for certain loan categories that the Company had experienced more historical defaults.

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

Item 3.        Quantitative and Qualitative Disclosure about Market Risk

As described in more detail in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 4, 2018, related to our initial public offering, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2017 to September 30, 2018. For additional disclosure of our market risks, see our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 4, 2018, related to our initial public offering.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities by the Company during the period covered by this Form 10-Q that were not registered with the SEC under the Securities Act. On May 8, 2018, we issued and sold 2,300,000 shares of our common stock, including 300,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering at an offering price of $21.00 per share, for aggregate gross proceeds of $48.3 million before deducting underwriting discounts and estimated offering expenses, and estimated  aggregate net proceeds of $42.1 million after deducting underwriting discounts and estimated offering expenses. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-224172), which was declared effective by the SEC on May 3, 2018. Stephens Inc. and Keefe, Bruyette & Woods, a Stifel Company, acted as joint book-running managers for the offering. Piper Jaffray & Co. and Sandler O’Neill + Partners, L.P. acted as co-managers for the offering. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus (File No. 333-224172), filed with the SEC on May 4, 2018 pursuant to Rule 424(b), related to our initial public offering. As of the date hereof, we used $7.8 million of net proceeds from this offering to repay in full the outstanding indebtedness under our line of credit with a third party lender, plus accrued and unpaid interest. For a description of the line of credit see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Financial Condition—Borrowings.” We intend to use the remaining net proceeds to support our continued growth, including organic growth and potential future acquisitions, and for general corporate purposes.

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

101*

The following material from Spirit of Texas Bancshares, Inc.’s Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spirit of Texas Bancshares, Inc.

Date: November 7, 2018	By:	/s/ Dean O. Bass
Dean O. Bass
Chairman and Chief Executive Officer

Date: November 7, 2018	By:	/s/ Jeffrey A. Powell
Jeffrey A. Powell
EVP and Chief Financial Officer