Form 10-K
period 2018-12-31
Spirit of Texas Bancshares, Inc.
filed 2019-03-15
CIK 1499453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38484

Spirit of Texas Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas	90-0499552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1836 Spirit of Texas Way Conroe, TX	77301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (936) 521-1836

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value per share	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2018, was $182.2 million.

The number of shares of Registrant’s Common Stock outstanding as of March 8, 2019 was 12,178,103.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 23, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”), including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements speak only as of the date they are made, may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation:

•

risks related to the concentration of our businesss in Texas, and in the Houston and Dallas/Fort Worth and Bryan/College Station metropolitan areas and North Central Texas, including risks associated with any downturn in the real estate sector and risks associated with a decline in the values of single family homes in our Texas markets;

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
•

risks related to the integration of any acquired businesses, including exposure to potential asset quality and credit quality risks and unknown or contingent liabilities, the time and costs associated with integrating systems, technology platforms, procedures and personnel, retention of customers and employees, the need for additional capital to finance such transactions, and possible failures in realizing the anticipated benefits from acquisitions;

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

•	governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve, as well as legislative and regulatory changes;
•	our ability to comply with supervisory actions by federal and state banking agencies;
•	changes in the scope and cost of Federal Deposit Insurance Corporation, or the FDIC, insurance and other coverage; and
•	systemic risks associated with the soundness of other financial institutions.

Because of these and other risks and uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. In addition, our past results of operations do not necessarily indicate our future results. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. Except as required by law, we undertake no obligation to update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Part I

Item 1. Business

General

Spirit of Texas Bancshares, Inc. (the “Company” or “Spirit”) is a Texas corporation and a registered bank holding company located in the Houston metropolitan area with headquarters in Conroe, Texas. We offer a broad range of commercial and retail banking services through our wholly-owned bank subsidiary, Spirit of Texas Bank SSB (the “Bank” and together with the Company, “we,” “our” or “us”). We operate through 23 full-service branches located primarily in the Houston and Dallas/Fort Worth metropolitan areas. As of December 31, 2018, we had total assets of $1.47 billion, loans held for investment of $1.09 billion, total deposits of $1.18 billion and total stockholders’ equity of $198.8 million.

We are a business-focused bank that delivers relationship-driven financial services to small and medium-sized businesses and individuals in our market areas. Our philosophy is to target commercial customers whose businesses generate between $3 to $30 million of annual revenue. Our product offerings consist of a wide range of commercial products, including term loans and operating lines of credit to commercial and industrial companies; commercial real estate loans; construction and development loans; SBA loans; commercial deposit accounts; and treasury management services. In addition, our retail offerings include consumer loans, 1-4 single family residential real estate loans and retail deposit products.

Since our inception in 2008, we have implemented a growth strategy that includes organic loan and deposit generation through the establishment of de novo branches, as well as strategic acquisitions that have either strengthened our presence in existing markets or expanded our operations into new markets with attractive business prospects.

We operate in one reportable segment of business, community banking, which includes Spirit of Texas Bank SSB, our sole banking subsidiary.

Acquisition Activities

On November 14, 2018, pursuant to the Agreement and Plan of Reorganization, dated as of July 19, 2018, by and between the Company and Comanche National Corporation, a Texas corporation (“Comanche”), Comanche merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”).  Immediately after the Merger, Comanche National Corporation of Delaware, a Delaware corporation and wholly-owned subsidiary of Comanche, merged with and into the Company, with the Company continuing as the surviving corporation, and The Comanche National Bank merged with and into the Bank, with the Bank continuing as the surviving bank (collectively, the “Comanche acquisition”).

Definitive Agreement with Beeville

On November 27, 2018, the Company and First Beeville Financial Corporation, a Texas corporation (“Beeville”), entered into an Agreement and Plan of Reorganization (the “Beeville Reorganization Agreement”), providing for the acquisition by Spirit of Beeville through the merger of Beeville with and into Spirit, with Spirit surviving the merger (the “Beeville acquisition”). Pursuant to the terms and subject to the conditions of the Beeville Reorganization Agreement, which has been approved by the Board of Directors of each of Spirit and Beeville, Beeville shareholders will have the right to receive, in the aggregate (i) $32,375,000 in cash and (ii) 1,579,268 shares of Spirit common stock (each subject to adjustment as described in the Beeville Reorganization Agreement) (collectively, the “Merger Consideration”). Based on the closing price of $19.81 for Spirit common stock on November 26, 2018, the transaction would have an aggregate value of $63.7 million.

The Beeville Reorganization Agreement contains certain termination rights for both the Company and Beeville, including, among others, if the Beeville acquisition is not consummated on or before May 26, 2019 (subject to extension as described in the Beeville Reorganization Agreement) or if the requisite approval of Beeville’s shareholders is not obtained. In addition, Beeville may be required to pay a termination fee of $2,500,000 in the event of a termination of the Beeville Reorganization Agreement under certain circumstances.

Market Area

We began operations in November 2008 with the acquisition of First Bank of Snook, a community bank with two branches, one in the Bryan/College Station metropolitan area and one in Snook, Texas. Immediately following this initial acquisition, we opened a business banking office with an established commercial lending team and SBA team. We quickly expanded into the Central Houston and North Houston markets through de novo branching and branch acquisitions. Early in our development, we identified the Dallas/Fort Worth metropolitan area as a strategic opportunity for expansion and an area with strong growth potential based on attractive demographics and market characteristics. In 2012, we expanded into Dallas with a team of bankers with whom our management team had previously worked, by establishing two loan production offices, or LPOs. We further expanded our presence in the Dallas/Fort Worth metropolitan area in 2013 through (i) a whole-bank acquisition and, (ii) the conversion of our LPOs into two full-service branches. At the end of 2013, we acquired a bank in The Woodlands, which is located in North Houston, in a FDIC-assisted transaction. In 2016, we acquired an additional branch in a strategic location in The Woodlands. Most recently, on November 14, 2018, we acquired Comanche National Corporation and its subsidiary, The Comanche National Bank (together “Comanche”) expanding our presence in the North Central Texas region.

Today, we have 23 full-service branches located in four Texas markets—the Houston, Dallas/Fort Worth and Bryan/College Station metropolitan areas and North Central Texas. We believe our exposure to these dynamic and complementary markets provides us with economic diversification and the opportunity for expansion across Texas.

Market Share

Our top three market areas include the Houston-The Woodlands-Sugar Land MSA, Dallas-Fort Worth-Arlington MSA and College Station-Bryan MSA. As of June 30, 2018, our deposit market share in each of these respective markets was 0.22%, 0.06% and 4.00%. Overall, in the State of Texas, we rank 48th in total deposits according to SNL Financial.

Competition

The banking business is highly competitive, and our profitability will depend principally upon our ability to compete with other banks and non-bank financial institutions located in each of our banking center locations for lending opportunities, deposit funds, bankers and acquisition candidates. Our banking competitors in our target markets include various community banks and national and regional banks. There were over 450 FDIC-insured depository institutions that operate in the State of Texas as of December 31, 2018.

We are subject to vigorous competition in all aspects of our business from banks, savings banks, savings and loan associations, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, asset-based non-bank lenders, insurance companies and certain other non-financial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than we can. Many of the banks and other financial institutions with which we compete have significantly greater financial resources, marketing capability and name recognition than us and operate on a local, statewide, regional or nationwide basis.

Our strategy to compete effectively in our markets is to emphasize our identity as a community-oriented bank in contrast to larger, national and regional banks. As a community bank, we can respond to loan requests quickly and flexibly through decisions made locally. Our marketing strategy is relationship and referral-based. We rely heavily on our bankers and the efforts of our officers and directors for building and strengthening those relationships. Additionally, our bankers, directors and officers are actively involved in our primary markets and are a strong source of introductions and referrals.

Employees

As of December 31, 2018, we had 289 employees of which 279 were full-time employees. None of our employees are represented by a union. Management believes that our relationship with employees is good.

Lending Activities

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by state and federal law. In general, we are subject to a legal limit on loans to a single borrower equal to 25% of the Bank’s tier 1 capital. This limit increases or decreases as the Bank’s capital increases or decreases. As of December 31, 2018, our legal lending limit was $35.0 million and our largest relationship was $9.6 million. In order to ensure compliance with legal lending limits and in accordance with our strong risk management culture, we maintain internal lending limits that are significantly less than the legal lending limits. We are able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

Credit Department. The Bank maintains a large credit department under the direction of the Bank’s Chief Credit Officer. The credit department prepares and provides in-depth credit administration reporting to the Bank’s Asset Quality Committee on a quarterly basis to aid the committee in monitoring and adjusting the Bank’s loan focus as it grows. In addition, the credit department provides analytical and underwriting services in support of the loan officers developing their respective loan portfolios. The credit department also serves as a training ground for the Bank’s newest credit analysts who will be used to support our most senior loan officers as they are further trained to be our future lending officers.

Loan Review. The Bank has developed an internal loan review system called the Relationship Review Process. Generally, all loan relationships greater than $500 thousand are reviewed by the loan officer at least annually. The loan officer will prepare a Relationship Review Memo that updates the credit file with new financials, review of the collateral status, and provide any meaningful commentary that documents changes in the borrower’s overall condition. For loan relationships greater than $2 million, the Relationship Review Process is done semi-annually. Upon completion of the Relationship Review Memo, the loan officer must present the memo to the Chief or Deputy Chief Credit Officer for final review, appropriate grade change, if needed, and then approval to place in the credit file for future reference. We believe this process gives the Chief Credit Officer and executive management strong insight into the underlying performance of the Bank’s loan portfolio allowing for accurate and proper real-time grading of the loan portfolio.

Additionally, we employ an external third party loan review team to review up to 70% of the Bank’s entire loan portfolio on an annual basis. This review will include all large loan relationships, insider loans, all criticized loans and the Bank’s allowance for loan and lease losses calculations.

Nonperforming Loans. We stringently monitor loans that are classified as nonperforming. Nonperforming loans include nonaccrual loans, loans past due 90 days or more, and loans renegotiated or restructured because of a borrower’s financial difficulties. Loans are generally placed on nonaccrual status if any of the following events occur: (a) the classification of a loan as nonaccrual internally or by regulatory examiners; (b) delinquency on principal for 90 days or more unless we are in the process of collection; (c) a balance remains after repossession of collateral; (d) notification of bankruptcy; or (e) we determine that nonaccrual status is appropriate.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses (“allowance”) is maintained at a level that we believe is adequate to absorb all probable losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, we monitor fluctuations in the allowance resulting from actual charge-offs and recoveries, and we periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions in an effort to evaluate portfolio risks. The amount of the provision is based on our judgment of those risks.

Investments

We maintain a portfolio of investments, primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities, to provide liquidity and an additional source of income, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.

We invest in U.S. Treasury bills and notes, as well as in securities of federally-sponsored agencies, such as Federal Home Loan Bank bonds. We may invest in federal funds, negotiable certificates of deposit, banker’s acceptances, mortgage-backed securities, corporate bonds and municipal or other tax-free bonds. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. Our asset/liability/investment committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to our internal policy set by our board.

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our investment and lending activities. Our primary outside borrowing source is the Federal Home Loan Bank of Dallas (“FHLB” or “FHLB of Dallas”). Our additional sources of funds are scheduled loan payments, maturing investments, loan repayments, retained earnings, income on other earning assets and the proceeds of loan sales.

Core Deposits. Our core deposits include checking accounts, money market accounts, savings accounts, a variety of certificates of deposit and IRA accounts. To attract core deposits, we employ an aggressive marketing plan in our primary service areas and feature a broad product line and competitive offerings. The primary sources of core deposits are residents and businesses located in the markets we serve. We obtain these core deposits through personal solicitation by our lenders, officers and directors, direct mail solicitations and advertisements in the local media.

Borrowings. To supplement our core deposits, we maintain borrowings consisting of advances from the FHLB of Dallas, a holding company line of credit with a third party lender and trust preferred securities. At December 31, 2018, FHLB advances totaled $77.6 million, or 6.1% of total liabilities. At December 31, 2018, we had additional capacity to borrow from the FHLB of $292.3 million. We had $20.0 million available to be drawn on the line of credit with the third party lender as of December 31, 2018. We also acquired trust preferred securities through the Comanche acquisition. At December 31, 2018, the balance outstanding of the trust preferred securities was $2.8 million.

Other Banking Services

We offer banking products and services that we believe are attractively priced and easily understood by our customers. In addition to traditional bank accounts such as checking, savings, money markets, and CDs, we offer a full range of ancillary banking services, including a full suite of treasury management services, consumer and commercial online banking services, mobile applications, safe deposit boxes, wire transfer services, debit cards and ATM access. Merchant services (credit card processing) and co-branded credit card services are offered through a correspondent bank relationship. We do not exercise trust powers.

REGULATION AND SUPERVISION

The following is a general summary of the material aspects of certain statutes and regulations applicable to our Company and the Bank. These summary descriptions are not complete, and you should refer to the full text of the statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on our business, revenues, and financial results.

General

We are extensively regulated under United States federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the TDSML, the Federal Reserve, the FDIC and the CFPB. Furthermore, tax laws administered by the IRS, and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities and AML laws enforced by the U.S. Department of the Treasury, or Treasury, also impact our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of banks, their holding companies and their affiliates. These laws are intended primarily for the protection of depositors, customers and the Deposit Insurance Fund (“DIF”) rather than for shareholders. Federal and state laws, and the related regulations of the bank regulatory agencies, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses.  These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management’s ability and performance, earnings, liquidity and various other factors. These regulatory agencies have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Holding Company Regulation

As a regulated bank holding company, we are subject to various laws and regulations that affect our business. These laws and regulations, among other matters, prescribe minimum capital requirements, limit transactions with affiliates, impose limitations on the transactions and business activities in which we can engage, limit the dividends that we can pay and require us to be a source of strength for the Bank. The Bank is also subject to various requirements and restrictions under federal and state law, including but not limited to requirements to maintain reserves against deposits, lending limits, limitations on branching activities, limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. Also, the Bank and certain of its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit, leases or sales of property, or furnishing products or services.

Permitted Activities

Under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), a bank holding company that is not a financial holding company, as discussed below, is generally permitted to engage in, or acquire direct or indirect control of more than five percent of any class of the voting shares of any company that is not a bank or bank holding company and that is engaged in, the following activities (in each case, subject to certain conditions and restrictions and prior approval of the Federal Reserve unless otherwise exempt): banking or managing or controlling banks; furnishing services to or performing services for our subsidiaries; and any activity that the Federal Reserve determines by regulation or order to be so closely related to banking as to be a proper incident to the business of banking, including:

•	factoring accounts receivable;
•	making, acquiring, brokering or servicing loans and usual related activities;
•	operating a nonbank depository institution, such as a savings association;
•	performing trust company functions;
•	conducting financial and investment advisory activities;
•	conducting discount securities brokerage activities;
•	underwriting and dealing in government obligations and money market instruments;
•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;
•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions;
•	performing selected insurance underwriting activities;
•	providing certain community development activities (such as making investments in projects designed primarily to promote community welfare); and
•	issuing and selling money orders and similar consumer-type payment instruments.

While the Federal Reserve has found these activities in the past acceptable for other bank holding companies, the Federal Reserve may not allow us to conduct any or all of these activities, which are reviewed by the Federal Reserve on a case by case basis upon application or notice by a bank holding company.

The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries. Under the BHC Act, as amended by the Gramm-Leach-Bliley Act, or GLBA, a bank holding company may also file an election with the Federal Reserve to become a financial holding company and engage in an expanded list of financial activities in addition to those described above, subject to certain eligibility requirements, including the requirement that the bank holding company be both “well capitalized” and “well managed”, as defined in the BHC Act and implementing regulations. Our company has not made an election to become a financial holding company.

Acquisitions, Activities and Change in Control

The BHC Act generally requires the prior approval by the Federal Reserve for any merger involving a bank holding company or a bank holding company’s acquisition of more than 5% of a class of voting securities of any additional bank or bank holding company or to acquire all or substantially all of the assets of any additional bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the Federal Reserve considers, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the United States banking or financial system, the applicant’s performance record under the Community Reinvestment Act (the “CRA”) and the effectiveness of all organizations involved in the merger or acquisition in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.

Subject to certain conditions (including deposit concentration limits established by the BHC Act and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to complete interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Capital Requirements” below.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5.00% and 24.99% ownership.

Bank Holding Company Obligations to Bank Subsidiaries

Under current law and Federal Reserve policy, a bank holding company is expected to act as a source of financial and managerial strength to its depository institution subsidiaries and to maintain resources adequate to support such subsidiaries, which could require us to commit resources to support the Bank in situations where additional investments in a bank may not otherwise be warranted. These situations include guaranteeing the compliance of an “undercapitalized” bank with its obligations under a capital restoration plan, as described further under “Bank Regulation—Capitalization Requirements and Prompt Corrective Action” below. As a result of these obligations, a bank holding company may be required to contribute additional capital to its subsidiaries including in the form of capital notes or other instruments that qualify as capital under regulatory rules. Any such loan from a holding company to a subsidiary bank is likely to be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.

Restrictions on Bank Holding Company Dividends

The Federal Reserve’s policy regarding dividends is that a bank holding company should generally pay dividends on common stock only out of income available over the past year, and should not declare or pay a cash dividend which would impose undue pressure on the capital of any bank subsidiary or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

•	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
•	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or
•	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Should an insured depository institution controlled by a bank holding company be “significantly undercapitalized” under the applicable federal bank capital ratios, or if the bank subsidiary is “undercapitalized” and has failed to submit an acceptable capital restoration plan or has materially failed to implement such a plan, federal banking regulators (in the case of the Bank, the FDIC) may choose to require prior Federal Reserve approval for any capital distribution by the bank holding company. Further, the capital conservation buffer may place additional restrictions on the ability of banking institutions to pay dividends. For more information, see “Bank Regulation—Capitalization Requirements and Prompt Corrective Action” below.

Generally, a Texas corporation may not make distributions to its shareholders if (i) after giving effect to the dividend, the corporation would be insolvent, or (ii) the amount of the dividend exceeds the surplus of the corporation. Dividends may be declared and paid in a corporation’s own treasury shares that have been reacquired by the corporation’s own authorized but unissued shares out of the surplus of the corporation upon the satisfaction of certain conditions. In addition, since our legal entity is separate and distinct from the Bank and does not conduct stand-alone operations, our ability to pay dividends depends on the ability of the Bank to pay dividends to us, which is also subject to regulatory restrictions as described below in “Bank Regulation—Bank Dividends.”

Capital Regulations

The federal banking agencies have adopted risk-based capital adequacy guidelines for banks and bank holding companies. These risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world.

In July 2013, federal banking regulators issued final rules, or the Basel III Capital Rules, establishing a new comprehensive capital framework for banking organizations. The Basel III Capital Rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules became effective on January 1, 2015 and became fully phased-in as of January 1, 2019.  In addition to establishing new minimum capital requirements, the Basel III Capital Rules implement a capital conservation buffer on top of its minimum risk-based capital requirements that must be met in order to avoid restrictions on capital distributions or discretionary bonus payments to executives. This buffer must consist solely of tier 1 common equity, but the buffer applies to all three risk-based ratios (CET 1 Capital, tier 1 capital and total capital). The capital conservation buffer was phased in incrementally over time, becoming fully effective on January 1, 2019, and consists of an additional amount of common equity equal to 2.5% of risk-weighted assets.

Accordingly, the Basel III Capital Rules require the following minimum capital requirements:

•	a common equity tier 1 risk-based capital ratio of 4.5%, plus the 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 Capital to risk-weighted assets of at least 7%;
•	a tier 1 risk-based capital ratio of 6%, plus the capital conservation buffer, effectively resulting in a minimum tier 1 capital ratio of 8.5%;
•	a total risk-based capital ratio of 8%, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of 10.5%; and
•	a leverage ratio of 4%.

Management believes that our company and the Bank would meet all capital adequacy requirements under the United States Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

Under the Basel III Capital Rules, tier 1 capital is defined to include two components: common equity tier 1 capital and additional tier 1 capital. The new and highest form of capital, Common Equity Tier 1 Capital (“CET1 Capital”) consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional tier 1 capital includes other perpetual instruments historically included in tier 1 capital, such as non-cumulative perpetual preferred stock.

The Basel III Capital Rules require certain deductions from or adjustments to capital. Deductions from CET1 Capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Other deductions are necessary from different levels of capital. The Basel III Capital Rules also increased the risk weight for certain assets, meaning that more capital must be held against such assets. For example, commercial real estate loans that do not meet certain underwriting requirements must be risk-weighted at 150%.

Additionally, the Basel III Capital Rules provide for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of CET1 Capital must be deducted from CET1 Capital. The remaining, non-deducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of CET1 Capital must be deducted from CET1 Capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income (“AOCI”) is presumptively included in CET1 Capital and often would operate to reduce this category of capital. The Basel III Capital Rules provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI and we determined to opt out.

On November 21, 2018, federal regulators released a proposed rulemaking that would, if enacted, provide certain banks and their holding companies with the option to elect out of complying with the Basel III Capital Rules. Under the proposal, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework if it has a community bank leverage ratio (“CBLR”) greater than 9% at the time of election.

A qualifying community banking organization, or QCBO, is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

•	total consolidated assets of less than $10 billion;
•	total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets;
•	total trading assets and trading liabilities of 5% or less of total consolidated assets;
•	MSAs of 25% or less of CBLR tangible equity; and
•	temporary difference DTAs of 25% or less of CBLR tangible equity.

A QCBO may elect out of complying with the Basel III Capital Rules if, at the time of the election, the QCBO has a CBLR above 9%.  The numerator of the CBLR is referred to as “CBLR tangible equity” and is calculated as the QCBO’s total capital as reported in compliance with Call Report and FR Y-9C instructions, or Reporting Instructions (prior to including non-controlling interests in consolidated subsidiaries) less:

•	Accumulated other comprehensive income (referred to in the industry as AOCI);
•	Intangible assets, calculated in accordance with Reporting Instructions, other than mortgage servicing assets; and
•	Deferred tax assets that arise from net operating loss and tax credit carry forwards net of any related valuations allowances.

The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with Reporting Instructions and less intangible assets and deferred tax assets deducted from CBLR tangible equity.

As of December 31, 2018, the Bank qualified to elect the community bank leverage ratio CBLR framework because it had a CBLR of greater than 9%.  The Company will continue to monitor this rulemaking.  If and when the rulemaking goes into effect, the Company and the Bank will consider whether it would be possible and advantageous at that time to elect to comply with the community bank leverage ratio CBLR framework.

Tie in Arrangements

Federal law prohibits bank holding companies and any subsidiary banks from engaging in certain tie in arrangements in connection with the extension of credit. For example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that (i) the customer must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust services, (ii) the customer must obtain or provide some additional credit, property or service from or to the Company or the Bank, or (iii) the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Executive Compensation and Corporate Governance

In 2010, the federal banking agencies issued guidance to regulated banks and holding companies intended to ensure that incentive compensation arrangements at financial organizations take into account risk and are consistent with safe and sound practices. The guidance is based on three “key principles” calling for incentive compensation plans to: appropriately balance risks and rewards; be compatible with effective controls and risk management; and be backed up by strong corporate governance. Further, in 2016 the federal banking regulators re-proposed rules that would prohibit incentive compensation arrangements that would encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss, and include certain prescribed standards for governance and risk management for incentive compensation for institutions, such as us, that have over $1 billion in consolidated assets.

The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say-on-pay” vote in their proxy statement by which shareholders may vote on the compensation of the public company’s named executive officers. To allow shareholders to express their preferences on the frequency of the “say-on-pay” vote — whether it should occur every year, every other year, or every third year — the Dodd-Frank Act also requires public companies to conduct a separate shareholder vote on the future frequency of the “say-on-pay” vote. The vote on the frequency of “say-on-pay,” frequently referred to as “say-on-frequency,” must be held every six years. In addition, if such public companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). As an emerging growth company, we are not required to obtain “say-on-pay,” “say-on-frequency” or “say-on-golden-parachute” votes from our shareholders for so long as we remain an emerging growth company. Other provisions of the act may impact our corporate governance. For instance, the act requires the SEC to adopt rules prohibiting the listing of any equity security of a company that does not have an independent compensation committee; and requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

Bank Regulation

The Bank is a state savings bank that is chartered by and headquartered in the State of Texas. The Bank is subject to supervision and regulation by the TDSML and the FDIC. The TDSML supervises and regulates all areas of the Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking offices. The FDIC is the Bank’s primary federal regulatory agency, which periodically examines the Bank’s operations and financial condition and compliance with federal consumer protection laws. In addition, the Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over the Bank.

As a state savings bank in Texas, the Bank is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services for the benefit of the Bank’s clients. Various state consumer laws and regulations also affect the operations of the Bank, including state usury laws and consumer credit laws.

The Texas Finance Code further provides that, subject to the limitations established by rule of the Texas Finance Commission, a Texas savings bank may make any loan or investment or engage in any activity permitted under state law for a bank or savings and loan association or under federal law for a federal savings and loan association, savings bank or national bank if such institution’s principal office is located in Texas. This provision is commonly referred to as the “Expansion of Powers” provision of the Texas Finance Code applicable to state savings banks.

Under federal law, a Texas state savings bank is a state bank. The FDICIA provides that no state bank or subsidiary thereof may engage as a principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the DIF.

Texas state-chartered savings banks are required to maintain at least 50 percent of their portfolio assets in qualified thrift investments as defined by 12 U.S.C. § 1467a(m)(4)(C) and other assets determined by the commissioner of the TDSML under rules adopted by the Finance Commission, to be substantially equivalent to qualified thrift investments or which further residential lending or community development.

Capital Adequacy

See “Holding Company Regulation—Capital Regulations” above.

Capitalization Requirements and Prompt Corrective Action

Federal law and regulations establish a capital-based regulatory framework designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution for these purposes, a bank must have a leverage ratio of no less than 5%, a tier 1 capital ratio of no less than 8%, a CETI capital ratio of no less than 6.5% and a total risk-based capital ratio of no less than 10%, and a bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a bank holding company to acquire a bank or merge with a bank holding company. The FDIC applies the same requirement in approving bank merger applications.

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act, or FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions are necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; (iv) requiring the institution to change and improve its management; (iv) prohibiting the acceptance of deposits from correspondent banks; (v) requiring prior Federal Reserve approval for any capital distribution by a bank holding company controlling the institution; and (vi) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

As of December 31, 2018, the Bank had sufficient capital to qualify as “well capitalized” under the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy, and it is unaware of any material violation or alleged material violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank’s capital position in a relatively short period of time, making additional capital infusions necessary.

It should be noted that the minimum ratios referred to above in this section are merely guidelines, and the Bank’s regulators possess the discretionary authority to require higher capital ratios.

Bank Dividends

The FDIC prohibits any distribution that would result in the Bank being “undercapitalized” (<4% leverage, <4.5% CET1 Risk-Based, <6% Tier 1 Risk-Based, or <8% Total Risk-Based). Unless the approval of the FDIC is obtained, the Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years. Under Texas law, the Bank is permitted to declare and pay a dividend on capital stock only out of current or retained income.

Insurance of Accounts and Other Assessments

The Bank pays deposit insurance assessments to the DIF, which is determined through a risk-based assessment system. The Bank’s deposit accounts are currently insured by the DIF, generally up to a maximum of $250,000 per separately insured depositor.

The Bank pays assessments to the FDIC for such deposit insurance. Under the current assessment system, the FDIC assigns an institution to a risk category based on the institution’s most recent supervisory and capital evaluations, which are designed to measure risk. For deposit insurance assessment purposes, an insured depository institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. Under the FDIA, the FDIC may terminate a bank’s deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, agreement or condition imposed by the FDIC.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, a federal government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. FICO assessments are set quarterly and the assessment rate was .140 (annual) basis points for the first quarter of 2019. These assessments will continue until the FICO bonds mature in 2017 through 2019.

Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC had until September 3, 2020 to meet the 1.35% reserve ratio target, but it announced in November 2018 that the DIF had reached 1.36%, exceeding the 1.35% reserve ratio target.

The Bank is also required to pay quarterly assessments to the TDSML to support the activities and operations of the agency.

Audit Reports

For insured institutions with total assets of $1.0 billion or more, financial statements prepared in accordance with GAAP, management’s certifications signed by our and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding the Bank’s internal controls must be submitted. For institutions with total assets of more than $3.0 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that the Bank have an independent audit committee, consisting of outside directors only, or that we have an audit committee that is entirely independent. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. The Company’s audit committee consists entirely of independent directors.

Restrictions on Transactions with Affiliates

The Bank is subject to sections 23A and 23B of the Federal Reserve Act (“FRA”), and the Federal Reserve’s Regulation W, as made applicable to state nonmember banks by Section 18(j) of the FDIA. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with such bank. Accordingly, transactions between the Bank, on the one hand, and our Company or any affiliates, on the other hand, will be subject to a number of restrictions. Sections 23A and 23B of the FRA impose restrictions and limitations on the Bank from engaging in certain types of transactions between the Bank, on the one hand, and our Company or any affiliates, on the other hand, including making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, our Company or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of our Company or other non-bank affiliates. Such restrictions and limitations prevent our company or other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Furthermore, such “covered transactions” are limited, individually, to ten percent (10%) of the Bank’s capital and surplus and in the aggregate to twenty percent (20%) of the Bank’s capital and surplus.

All such transactions must be on terms that are no less favorable to the Bank than those that would be available from nonaffiliated third parties. Federal Reserve policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

Financial Subsidiaries

Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial activities or activities incidental thereto, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposed new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2018, the Bank did not have any financial subsidiaries.

Loans to Insiders

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which the Bank refers to as “10% Shareholders,” or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Shareholders or which is controlled by those executive officers, directors or 10% Shareholders, are subject to Sections 22(g) and 22(h) of the FRA and their corresponding regulations, which is referred to as Regulation O. Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Regulation O prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which the Bank is permitted to extend credit to executive officers. Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators.

Branching

The Dodd-Frank Act permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state.  Under current Texas law, our Bank can establish a branch in Texas or in any other state. All branch applications of the Bank require prior approval of the TDSML and the FDIC.  Finally, the Company may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests. The federal banking agencies adopted final Liquidity Coverage Ratio rules in September 2014 and proposed Net Stable Funding Ratio rules in May 2016. These rules introduced two liquidity related metrics: (i) Liquidity Coverage Ratio is intended to require financial institutions to maintain sufficient high-quality liquid resources to survive an acute stress scenario that lasts for one month; and (ii) Net Stable Funding Ratio is intended to require financial institutions to maintain a minimum amount of stable sources relative to the liquidity profiles of the institution’s assets and contingent liquidity needs over a one-year period.

While the Liquidity Coverage Ratio and the proposed Net Stable Funding Ratio rules apply only to the largest banking organizations in the country, certain elements may filter down and become applicable to or expected of all insured depository institutions and bank holding companies.

Reserve Requirements

In accordance with regulations of the Federal Reserve, all banking organizations are required to maintain average daily reserves at mandated ratios against their transaction accounts (primarily NOW and Super NOW checking accounts). In addition, reserves must be maintained on certain non-personal time deposits. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank.

Brokered Deposits

The FDIA restricts the use of brokered deposits by depository institutions that are not well capitalized. Under the applicable regulations, (1) a well-capitalized insured depository institution may solicit and accept, renew or roll over any brokered deposit without restriction, (2) an adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC, and (3) an undercapitalized insured depository institution may not accept, renew or roll over any brokered deposit. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. As of December 31, 2018, the Bank was eligible to accept brokered deposits without a waiver from the FDIC.

Lending Limit

Because of the availability of the savings bank expansion of powers language in the Texas Finance Code, savings banks have flexibility in the calculation of their applicable lending limit. The lending limit applicable to state banks in Texas is broader than the limit applicable to national banks. The Texas Finance Code adopts the lending limit applicable to federal savings associations under the Home Owners’ Loan Act for state savings banks, however, Texas savings bank are permitted under the expansion of power authority to adopt the legal lending limit applicable to national banks or state banks. Generally (subject to certain exceptions) the lending limit for loans to one person for national banks and federal savings associations is 15% of unimpaired capital and unimpaired surplus plus an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The lending limit for state banks in Texas is generally 25% of unimpaired capital and unimpaired surplus plus an additional 15% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The adoption of the lending limit for national banks or state banks must incorporate the limitations applicable to the standard adopted.

The Bank has adopted the lending limit applicable to state banks or 25% of unimpaired capital and unimpaired surplus plus an additional 15% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral.

Commercial Real Estate Lending Guidance

The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development and other land represent 100% or more of total capital or (2) total reported loans secured by commercial real estate loans represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending. Commercial real estate loans are land development and construction loans (including 1 to 4 family residential and commercial construction loans) and other land and development, commercial real estate loans secured by multifamily property, and certain nonfarm nonresidential property (excluding loans secured by owner-occupied properties) and certain loans to real estate investment trusts and unsecured loans to developers.

Examination and Examination Fees

The FDIC periodically examines and evaluates state savings banks that are not member banks of the Federal Reserve System. Based on such an examination, the Bank, among other things, may be required to revalue its assets and establish specific reserves to compensate for the difference between the Bank’s assessment and that of the FDIC. The TDSML also conducts examinations of state savings banks and generally conducts joint examinations with the FDIC. The TDSML charges assessments and fees which recover the costs of examining state savings banks, processing applications and other filings and covering direct and indirect expenses in regulating state savings banks. The federal banking agencies also have the authority to assess additional supervision fees.

Anti-Money Laundering and OFAC

Under federal law, financial institutions must maintain anti-money laundering (“AML”) programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance with such obligations in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that United States entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program, or CIP, as part of its AML program.  The key components of the CIP are identification, verification, government list comparison, notice and record retention.  The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer.  To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution.  This information must be verified within a reasonable time through documentary and non-documentary methods.  Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists.  Financial institutions are also required to comply with various reporting and recordkeeping requirements.  The Federal Reserve and the FDIC consider an applicant’s effectiveness in combating money laundering, among other factors, in connection with an application to approve a bank merger or acquisition of control of a bank or bank holding company.

Likewise, OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others.  OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we or the Bank find a name on any transaction, account or wire transfer that is on an OFAC list, we or the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

Failure of a financial institution to maintain and implement adequate AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Privacy and Data Security

Under the GLBA, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The GLBA also directed federal regulators, including the FDIC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying clients in the event of a security breach.

Consumer Laws and Regulations

Banking organizations are subject to numerous laws and regulations intended to protect consumers. These laws include, among others:

•	Truth in Lending Act;
•	Truth in Savings Act;
•	Electronic Funds Transfer Act;
•	Expedited Funds Availability Act;
•	Equal Credit Opportunity Act;
•	Fair and Accurate Credit Transactions Act;
•	Fair Housing Act;
•	Fair Credit Reporting Act;
•	Fair Debt Collection Act;
•	Gramm-Leach-Bliley Act;
•	Home Mortgage Disclosure Act;
•	Right to Financial Privacy Act;
•	Real Estate Settlement Procedures Act;
•	laws regarding unfair and deceptive acts and practices; and
•	usury laws.

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans, or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability. The creation of the Consumer Financial Protection Bureau CFPB by the Dodd-Frank Act has led to enhanced enforcement of consumer financial protection laws.

Community Reinvestment Act

The CRA and its corresponding regulations is intended to encourage banks to help meet the credit needs of their communities, including low and moderate-income neighborhoods, consistent with safe and sound operations. The federal bank agencies examine and assign each bank a public CRA rating. The CRA then requires the federal banking agencies to take into account the federally-insured bank’s record in meeting the needs of its communities when considering an application by a bank to establish or relocate a branch or the bank or its holding company to conduct certain mergers or acquisitions. In the case of a bank holding company, the CRA performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company. An unsatisfactory record can substantially delay, block or impose conditions on the transaction. The Bank received a satisfactory rating on its most recent CRA assessment.

New Banking Reform Legislation

The EGRRCPA directs the federal banking agencies to develop a specified CBLR (i.e., the ratio of a bank’s equity capital to its consolidated assets) of not less than 8% and not more than 10%. Banks and bank holding companies with less than $10 billion in total assets that maintain capital in excess of this ratio will be deemed to be in compliance with all other capital and leverage requirements. Federal banking agencies may consider a company’s risk profile when evaluating whether it qualifies as a community bank for purposes of the CBLR.

Other key provisions of the EGRRCPA as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to HVCRE, which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.

At this time, it is difficult to anticipate the continued impact this expansive legislation will have on the Company, its customers and the financial industry generally. To the extent the Dodd-Frank Act remains in place or is not further amended, it is likely to continue to increase the Company’s cost of doing business, limit the Bank’s permissible activities, and affect the competitive balance within the industry and market.

Future Legislative Developments

Various legislative acts are from time to time introduced in the U.S. Congress and the Texas Legislature. This legislation may change banking statutes and the environment in which we operate in substantial and unpredictable ways. With the change in U. S. Presidential administration, numerous regulations have been identified for potential revision, including laws and regulations associated with the Dodd-Frank Act and EGRRCPA. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations and interpretations with respect thereto, would have on our financial condition or results of operations.

AVAILABLE INFORMATION

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available free of charge on www.sotb.com as soon as reasonably practicable after the reports are electronically filed with the SEC. Our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q are also available our internet website in interactive data format using the eXtensible Business Reporting Language (XBRL), which allows financial statement information to be downloaded directly into spreadsheets, analyzed in a variety of ways using commercial off-the-shelf software and used within investment models in other software formats. These filings are also accessible on the SEC’s website at www.sec.gov.

Additionally, our corporate governance policies, including the charters of the Audit, Compensation, and Corporate Governance and Nominating Committees, and our Code of Business Conduct and Ethics may also be found under the “Investor Relations” section of our website. A written copy of the foregoing corporate governance policies is available upon written request.

Item 1A. Risk Factors

Risks Related to Our Business

We conduct our operations exclusively in Texas, specifically in the Houston, Dallas/Fort Worth and Bryan/College Station metropolitan areas and North Central Texas, which imposes risks and may magnify the consequences of any regional or local economic downturn affecting its Texas markets, including any downturn in the energy, technology or real estate sectors.

We conduct our operations exclusively in Texas, specifically in the Houston, Dallas/Fort Worth and Bryan/College Station metropolitan areas and North Central Texas, and, as of December 31, 2018, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in our Texas markets. Likewise, as of such date, the substantial majority of our secured loans were secured by collateral located in Texas. Accordingly, we are exposed to risks associated with a lack of geographic diversification. The economic conditions in Texas significantly affect our business, financial condition, results of operations and future prospects, and any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects our Texas markets, its existing or prospective borrowers or property values in its market areas may affect us and its profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

The economies in our markets are also highly dependent on the energy sector as well as the technology and real estate sectors. In particular, a decline in or volatility of the prices of crude oil or natural gas could adversely affect many of our customers. Any downturn or adverse development in its Texas markets, including as a result of a downturn in the energy, technology or real estate sectors could have a material adverse impact on our financial condition and results of operations.

We may not be able to implement aspects of our growth strategy, which may affect our ability to maintain our historical earnings trends.

Our strategy focuses on organic growth and acquisitions. We may not be able to execute on aspects of our growth strategy to sustain our historical rate of growth or may not be able to grow at all. More specifically, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the growth of our operations, the opening of new branches and the consummation of acquisitions. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our growth. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including our ability to adapt our existing credit, operational, technology and governance infrastructure to accommodate expanded operations. If we fail to implement one or more aspects of our strategy, we may be unable to maintain our historical earnings trends, which could have an adverse effect on our business.

Difficult market conditions and economic trends have adversely affected the banking industry and could adversely affect our business, financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in its industry and markets. Although economic conditions have improved in recent years, financial institutions continue to be affected by volatility in the real estate market in some parts of the country, a prolonged period of lower crude oil and natural gas prices and uncertain regulatory and interest rate conditions. We retain direct exposure to the residential and commercial real estate markets in Texas, particularly in the Houston, Dallas/Fort Worth and Bryan/College Station metropolitan areas and North Central Texas, and are affected by these conditions. In August 2017, our markets were affected by Hurricane Harvey, and while this did not have an adverse impact on our business, financial condition and operations, a future severe weather event could have a material impact. See “—Our primary markets are susceptible to severe weather events that could negatively impact the economies of our markets, our operations or our customers, any of which impacts could have a material adverse effect on our business, financial condition and results of operations.”

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio is made more complex by uncertain market and economic conditions, including a prolonged period of lower crude oil and natural gas prices and market and economic conditions resulting from severe weather events. Another national economic recession or deterioration of conditions in our markets could drive losses beyond that which is provided for in our allowance for loan and lease losses and result in the following consequences:

•	increases in loan delinquencies;
•	increases in non-performing assets and foreclosures;
•	decreases in demand for our products and services, which could adversely affect our liquidity position; and
•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power and repayment ability.

Although real estate markets have stabilized in portions of the United States, a resumption of declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, including a prolonged period of lower crude oil and natural gas and market and economic conditions resulting from severe weather events, could have an adverse effect on our borrowers or our customers, which could adversely affect our business, financial condition and results of operations.

Our primary markets are susceptible to severe weather events that could negatively impact the economies of our markets, our operations or our customers, any of which impacts could have a material adverse effect on our business, financial condition and results of operations.

Tornadoes, droughts, wildfires, flooding, hurricanes, hailstorms, damaging winds, tropical storms and other natural disasters and severe weather events can have an adverse impact on our business, financial condition and operations, cause widespread property damage and have the potential to significantly depress the local economies in which we operate. We operate banking locations in the Houston, Dallas/Fort Worth and Bryan/College Station metropolitan areas and North Central Texas, which are susceptible to hurricanes, tropical storms and other natural disasters and severe weather conditions.  For example, in late August 2017, Hurricane Harvey, a Category 4 hurricane when it made landfall on the Texas gulf coast, caused extensive and costly damage across Southeast Texas. The Houston area received between 36 and 48 inches of rainfall, which resulted in catastrophic flooding and unprecedented damage to residences and businesses. As of December 31, 2018, the storm did not have a material impact on the markets in which we operate, including any adverse impact on our customers and our loan and deposit activities and credit exposures.

Future severe weather events in our markets could potentially result in extensive and costly property damage to businesses and residences, force the relocation of residents and significantly disrupt economic activity in our markets. We cannot predict the extent of damage that may result from such severe weather events, which will depend on a variety of factors that are beyond our control, including, but not limited to, the severity and duration of the event, the timing and level of government responsiveness and the pace of economic recovery. If the economies in our primary markets experience an overall decline as a result of a catastrophic event, demand for loans and our other products and services could decline. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses on our loan portfolios may increase substantially after events such as hurricanes, as uninsured property losses, interruptions of our customers’ operations or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures our loans could be materially and adversely affected by a catastrophic event. A severe weather event, therefore, could have a materially adverse impact on our financial condition, results of operations and business, as well as potentially increase our exposure to credit and liquidity risks.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We intend to continue pursuing a strategy that includes acquisitions. An acquisition strategy involves significant risks, including the following:

•	finding suitable candidates for acquisition;
•	attracting funding to support additional growth within acceptable risk tolerances;
•	maintaining asset quality;
•	retaining customers and key personnel;
•	obtaining necessary regulatory approvals, which we may have difficulty obtaining or be unable to obtain;
•	conducting adequate due diligence and managing known and unknown risks and uncertainties;
•	integrating acquired businesses; and
•	maintaining adequate regulatory capital.

The market for acquisition targets is highly competitive, which may adversely affect our ability to find acquisition candidates that fit our strategy and standards. We face significant competition in pursuing acquisition targets from other banks and financial institutions, many of which possess greater financial, human, technical and other resources than we do. Our ability to compete in acquiring target institutions will depend on our available financial resources to fund the acquisitions, including the amount of cash and cash equivalents we have and the liquidity and market price of our common stock. In addition, increased competition may also drive up the acquisition consideration that we will be required to pay in order to successfully capitalize on attractive acquisition opportunities. To the extent that we are unable to find suitable acquisition targets, an important component of our growth strategy may not be realized.

Acquisitions of financial institutions also involve operational risks and uncertainties, such as unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers and other issues that could negatively affect our business. We may not be able to complete future acquisitions or, if completed, we may not be able to successfully integrate the operations, technology platforms, management, products and services of the entities that we acquire or successfully eliminate redundancies. The integration process may also require significant time and attention from our management that would otherwise be directed toward servicing existing business and developing new business. Failure to successfully integrate the entities we acquire into our existing operations in a timely manner may increase our operating costs significantly and adversely affect our business, financial condition and results of operations. Further, acquisitions in Texas typically involve the payment of a premium over book and market values. Therefore, some dilution of our tangible book value and earnings per share may occur in connection with any future acquisition, and the carrying amount of any goodwill that we currently maintain or may acquire may be subject to impairment in future periods. For example, the acquisition of Beeville may significantly increase the amount of our goodwill, which could increase impairment losses. See “—Risks Related to Our Pending Merger with Beeville.”

SBA lending is an important part of our business. Our SBA lending program is dependent upon the federal government and our status as a participant in the SBA’s Preferred Lenders Program, and we face specific risks associated with originating SBA loans and selling the guaranteed portion thereof.

We have been approved by the Small Business Administration, which we refer to as the SBA, to participate in the SBA’s Preferred Lenders Program. As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, which could adversely affect our business, financial condition and results of operations.

We generally sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales have resulted in both premium income for us at the time of sale, and created a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market for these loans will continue to exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on the non-guaranteed portion of a loan, we share any loss and recovery related to the loan pro-rata with the SBA.

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably. In addition, the aggregate amount of SBA 7(a) and 504 loan guarantees by the SBA must be approved each fiscal year by the federal government. We cannot predict the amount of SBA 7(a) loan guarantees in any given fiscal year. If the federal government were to reduce the amount of SBA loan guarantees, such reduction could adversely impact our SBA lending program, including making and selling the guaranteed portion of fewer SBA 7(a) and 504 loans. In addition, any default by the United States government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA or USDA loans or sell such loans in the secondary market, which could materially and adversely affect our business, financial condition and results of operations.

The SBA may not honor its guarantees if we do not originate loans in compliance with SBA guidelines.

As of December 31, 2018, SBA 7(a) and 504 program loans of $76.9 million comprised 7.0% of our loan portfolio and we intend to grow this segment of our portfolio in the future. SBA lending programs typically guarantee 75.0% of the principal on an underlying loan. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us notwithstanding that a portion of the loan was guaranteed by the SBA, which could adversely affect our business, financial condition and results of operations. While we follow the SBA’s underwriting guidelines, our ability to do so depends on the knowledge and diligence of our employees and the effectiveness of controls we have established. If our employees do not follow the SBA guidelines in originating loans and if our loan review and audit programs fail to identify and rectify such failures, the SBA may reduce or, in some cases, refuse to honor its guarantee obligations and we may incur losses as a result.

Loans to and deposits from foreign nationals are an important part of our business and we face specific risks associated with foreign nationals.

As of December 31, 2018, loans to foreign nationals of $129.3 million comprised 11.8% of our loan portfolio and deposits from foreign nationals of $28.5 million comprised 2.4% of our total deposits. We define foreign nationals as those who derive more than 50.0% of their personal income from non-U.S. sources. We intend to grow this segment of its loan and deposit portfolio in the future. These borrowers typically lack a United States credit history and have a potential to leave the United States without fulfilling their mortgage obligation and leaving us with little recourse to them personally. Additionally, transactions with foreign nationals place additional pressure on our policies, procedures and systems for complying with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Our ability to develop bankers, retain bankers and recruit additional successful bankers is critical to the success of our business strategy, and any failure to do so could adversely affect our business, financial condition, results of operations and future prospects.

Our ability to retain and grow our loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of our bankers, many of whom we develop internally. If we lose the services of any of our bankers, including successful bankers employed by financial institutions that we may acquire, to a new or existing competitor or otherwise, or fail to successfully develop bankers internally, we may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services. Our growth strategy also relies on our ability to attract and retain additional profitable bankers. We may face difficulties in recruiting and retaining bankers of our desired caliber due to competition from other financial institutions. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, we may incur significant expenses and expend significant time and resources on training, integration and business development before it is able to determine whether a new banker will be profitable or effective. If we are unable to develop, attract or retain successful bankers, or if our bankers fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy and our business, financial condition, results of operations and future prospects may be adversely affected.

Greater seasoning of our loan portfolio could expose us to increased credit risks.

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. Our loan portfolio has grown to $1.09 billion as of December 31, 2018, from $869.1 million as of December 31, 2017, and $772.9 million as of December 31, 2016. It is difficult to assess the future performance of acquired or recently originated loans because our relatively limited experience with such loans does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our business, financial condition and results of operations.

The small- to medium-sized businesses to which we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We focus our business development and marketing strategy primarily on small- to medium-sized businesses, which we define as commercial borrowing relationships with customers with revenues of $3.0 million to $30.0 million. Small- to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact our primary service areas specifically or Texas generally and small- to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations could be adversely affected.

If our allowance for loan and lease losses is not sufficient to cover actual loan losses, our earnings may be affected.

We establish our allowance for loan and lease losses and maintain it at a level considered adequate by management to absorb probable loan losses based on our analysis of our loan portfolio and market environment. Management maintains an allowance for loan and lease losses based upon, among other things, (i) historical experience, (ii) an evaluation of local, regional and national economic conditions, (iii) regular reviews of delinquencies and loan portfolio quality, (iv) current trends regarding the volume and severity of past due and problem loans, (v) the existence and effect of concentrations of credit and (vi) results of regulatory examinations. Based on such factors, management makes various assumptions and judgments about the ultimate collectability of the respective loan portfolios. Although we believe that the allowance for loan and lease losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future losses. Future adjustments may be necessary if economic conditions differ or adverse developments arise with respect to nonperforming or performing loans. Material additions to the allowances for loan losses would result in a decrease in our net income and our capital balance. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates.

As of December 31, 2018, our allowance for loan and lease losses was $6.3 million, which represents 0.58% of our loans held for investment and 118.18% of our total nonperforming loans. Loans acquired are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan and lease losses is recorded for these loans at acquisition. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan and lease losses in the future to further supplement the allowance for loan and lease losses, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan and lease losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could adversely affect our business, financial condition and results of operations.

In the aftermath of the 2008 financial crisis, the FASB, decided to review how banks estimate losses in the allowance calculation, and it issued the final current expected credit loss standard, (“CECL”), in June 2016. Currently, the impairment model is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the new CECL model that will become effective for us, as an emerging growth company, for the first interim and annual reporting periods beginning after December 15, 2021. Under the new CECL model, financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters.

Management is currently evaluating the impact of these changes to our financial position and results of operations. The allowance is a material estimate of ours, and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the allowance at adoption date. We anticipate a significant change in the processes and procedures to calculate the allowance, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. We expect to continue developing and implementing processes and procedures to ensure we are fully compliant with the CECL requirements at its adoption date.

A large portion of our loan portfolio is comprised of commercial loans secured by receivables, promissory notes, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

As of December 31, 2018, $173.9 million, or 15.9% of our loans held for investment, were comprised of commercial loans to businesses. In general, these loans are collateralized by general business assets including, among other things, accounts receivable, promissory notes, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. A portion of our commercial loans are secured by promissory notes that evidence loans made by us to borrowers that in turn make loans to others that are secured by real estate. Accordingly, negative changes in the economy affecting real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Because a portion of our loan portfolio is comprised of 1-4 single family residential real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2018, $275.6 million, or 25.2% of our loans held for investment, were comprised of loans with 1-4 single family residential real estate as a primary component of collateral. As a result, adverse developments affecting real estate values in Texas, particularly in the Houston, Dallas/Fort Worth and Bryan/College Station metropolitan areas and North Central Texas, could increase the credit risk associated with our real estate loan portfolio. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio and could result in losses that adversely affect our credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan and lease losses, which could adversely affect our business, financial condition and results of operations.

Our commercial real estate and construction, land and development loan portfolios expose us to credit risks that could be greater than the risks related to other types of loans.

As of December 31, 2018, $398.0 million, or 36.4% of our loans held for investment, were comprised of commercial real estate loans (including owner-occupied commercial real estate loans and multifamily loans) and $159.7 million, or 14.6% of our loans held for investment, were comprised of construction, land and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, nonowner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our nonowner-occupied commercial real estate loan portfolio could require us to increase our allowance for loan and lease losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.

Construction, land and development loans also involve risks attributable to the fact that loan funds are secured by a project under construction and the project is of uncertain value prior to its completion. It can be difficult to accurately evaluate the total funds required to complete a project, and this type of lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, we may be unable to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time, any of which could adversely affect our business, financial condition and results of operations.

A failure in or breach of our operational or security systems, or those of our third-party service providers, including as a result of cyber-attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

As a financial institution, our operations rely heavily on the secure data processing, storage and transmission of confidential and other information on our computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber-attacks, electronic fraudulent activity or attempted theft of financial assets. We cannot assure you that any such failures, interruptions or security breaches will not occur, or if they do occur, that they will be adequately addressed. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.

Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems. Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could materially adversely affect our business, financial condition, results of operations and future prospects.

We may be subject to additional credit risk with respect to loans that we make to other lenders.

As a part of our commercial lending activities, we may make loans to customers that, in turn, make commercial and residential real estate loans to other borrowers. When we make a loan of this nature, we take as collateral the promissory notes issued by the end borrowers to our customer, which are themselves secured by the underlying real estate. Although the loans to our customers are subject to the risks inherent in commercial lending generally, we are also exposed to additional risks, including those related to commercial and residential real estate lending, as the ability of our customer to repay the loan from us can be affected by the risks associated with the value and liquidity of the real estate underlying our customer’s loans to the end borrowers. Moreover, because we are not lending directly to the end borrower, and because our collateral is a promissory note rather than the underlying real estate, we may be subject to risks that are different from those we are exposed to when it makes a loan directly that is secured by commercial or residential real estate. Because the ability of the end borrower to repay its loan from our customer could affect the ability of our customer to repay its loan from us, our inability to exercise control over the relationship with the end borrower and the collateral, except under limited circumstances, could expose us to credit losses that adversely affect our business, financial condition and results of operations.

We have a concentration of loans outstanding to a limited number of borrowers, which may increase our risk of loss.

We have extended significant amounts of credit to a limited number of borrowers, and as of December 31, 2018, the aggregate amount of loans to our 10 and 20 largest borrowers (including related entities) amounted to $78.8 million, or 7.2% of loans held for investment, and $143.2 million, or 13.1% of loans held for investment, respectively. In the event that one or more of these borrowers is not able to make payments of interest and principal in respect of such loans, the potential loss to us is more likely to have a material adverse effect on our business, financial condition and results of operations.

Our municipal loan portfolio may be impacted by the effects of economic stress on municipalities and political subdivisions.

As of December 31, 2018, $51.3 million, or 4.7% of our loans held for investment, were comprised of loans outstanding to municipalities and political subdivisions. Widespread concern currently exists regarding the stress on local governments emanating from declining revenues, large unfunded liabilities to government workers and entrenched cost structures. Debt-to-gross domestic product ratios for many municipalities and political subdivisions have been deteriorating due to, among other factors, declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history and lower levels of sales and property tax revenue. We may not be able to mitigate the exposure in our municipal loan portfolio if municipalities and political subdivisions are unable to fulfill their obligations. The risk of widespread borrower defaults may also increase if there are changes in legislation that permit municipalities and political subdivisions to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of any structural protections.

A lack of liquidity could impair our ability to fund operations and adversely affect our operations and jeopardize our business, financial condition and results of operations.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing its funding costs and reducing its net interest income and net income.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank of Dallas and the FHLB of Dallas. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us specifically or the financial services industry or economy generally, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of its business activity as a result of a downturn in the Texas economy, particularly the local economies in the Houston, Dallas/Fort Worth and Bryan/College Station metropolitan areas or North Central Texas, or by one or more adverse regulatory actions against us.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity and could, in turn, adversely affect our business, financial condition and results of operations.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, could be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, we, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or reduce our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our liquidity, business, financial condition and results of operations could be adversely affected.

Fluctuations in interest rates could reduce net interest income and otherwise negatively impact our financial condition and results of operations.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Our profitability depends to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently and at different times to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Our interest sensitivity profile was asset sensitive as of December 31, 2018, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.

Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on its loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan portfolio and our overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect us.

On July27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of the alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness of comparability to LIBOR of the substitute indices, which could have a material adverse effect on our results of operations and financial condition.

We could recognize losses on investment securities held in its securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate

While we attempt to invest a significant majority of our total assets in loans, we invest a percentage of our total assets (12.2% as of December 31, 2018) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2018, the fair value of our available for sale investment securities portfolio was $179.5 million, which included a net unrealized gain of $2.3 million. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may incur realized or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

We face strong competition from financial services companies and other companies that offer banking services, which could adversely affect our business, financial condition and results of operations.

We conduct our operations exclusively in Texas, particularly the Houston, Dallas/Fort Worth and Bryan/College Station metropolitan areas and North Central Texas. Many of our competitors offer the same, or a wider variety of, banking services within our market areas. These competitors include banks with nationwide operations, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, such as retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing or deposit terms than we can. In addition, a number of out-of-state financial intermediaries have production offices or otherwise solicit loan and deposit products in our market areas. Increased competition in our markets may result in reduced loans and deposits, as well as reduced net interest margin, fee income and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition and results of operations could be adversely affected.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;
•	the rate at which we introduce new products and services relative to our competitors;
•	customer satisfaction with our level of service;
•	the ability to expand our market position; and
•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could adversely affect our business, financial condition and results of operations.

We may not be able to compete with larger competitors for larger customers because our lending limits are lower than our competitors.

Our legal lending limit is significantly less than the limits for many of our competitors, and this may hinder our ability to establish relationships with larger businesses in our primary service area. Based on the capitalization of the Bank, our legal lending limit was approximately $35.0 million as of December 31, 2018. This legal lending limit will increase or decrease as the Bank’s capital increases or decreases, respectively, as a result of our earnings or losses, among other reasons. Based on our current legal lending limit, we may need to sell participations in our loans to other financial institutions in order to meet the lending needs of our customers requiring extensions of credit above these limits. However, our ability to accommodate larger loans by selling participations in those loans to other financial institutions may not be successful.

Negative public opinion regarding us or failure to maintain our reputation in the communities we serve could adversely affect our business and prevent us from growing our business.

As a community bank, our reputation within the communities we serve is critical to our success. We believe our reputation has set us apart from our competitors by building strong personal and professional relationships with our customers and being active members of the communities we serve. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who we believe share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, we may be less successful in attracting new customers, and our business, financial condition, results of operations and future prospects could be materially and adversely affected. Further, negative public opinion can expose us to litigation and regulatory action or delay in acting as we seek to implement our growth strategy.

If we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report its financial results or prevent fraud.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Ensuring that we have adequate disclosure controls and procedures, including internal control over financial reporting, in place so that we can produce accurate financial statements on a timely basis is costly and time-consuming and needs to be reevaluated frequently. Our management may conclude that our internal control over financial reporting is not effective due to our failure to cure any identified material weakness or otherwise. Moreover, even if our management concludes that its internal control over financial reporting is effective, our independent registered public accounting firm may not conclude that our internal control over financial reporting is effective. In addition, during the course of the evaluation, documentation and testing of our internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Securities and Exchange Commission, which we refer to as the SEC, for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act or the FDIC for compliance with the requirement of FDICIA. Any such deficiencies may also subject us to adverse regulatory consequences. If we fail to achieve and maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act or FDICIA, and we may suffer adverse regulatory consequences or violations of listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements.

The obligations associated with being a public company require significant resources and management attention.

As a public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company, mainly after we are no longer an emerging growth company. We expect to incur significant incremental costs related to operating as a public company, particularly when we no longer qualify as an emerging growth company. We are subject to the reporting requirements of the Exchange Act, which require that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board, which we refer to as the PCAOB, and NASDAQ, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to:

•	prepare and distribute periodic reports, proxy statements and other shareholder communications in compliance with the federal securities laws and rules;
•	expand the roles and duties of our board of directors and committees thereof;
•	maintain an internal audit function;
•	institute more comprehensive financial reporting and disclosure compliance procedures;
•	involve and retain to a greater degree outside counsel and accountants in the activities listed above;
•	enhance our investor relations function;
•	establish new internal policies, including those relating to trading in our securities and disclosure controls and procedures;
•	retain additional personnel;
•	comply with NASDAQ listing standards; and
•	comply with the Sarbanes-Oxley Act.

We expect these rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, to increase legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition and results of operations. These increased costs could require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

In connection with the audit of our 2016 financial statements, a material weakness in our internal control over financial reporting was identified.

In connection with the audit of our 2016 financial statements, control deficiencies were identified in our financial reporting process that constituted a material weakness for the years ended December 31, 2016 and 2015. The material weakness related to the lack of appropriate level of knowledge, experience and training in U.S. generally accepted accounting principles, which we refer to as GAAP, and SEC reporting requirements with respect to equity transactions and our SBA servicing asset, resulting in several adjustments to our financial statements and also a restatement of its previously issued financial statements as of and for the years ended December 31, 2016 and 2015.

We believe that we have fully remediated this material weakness and no additional material weaknesses have been identified. However, there can be no assurance that our remedial actions will prevent this weakness from re-occurring in the future. Further, there can be no assurance that we will not suffer from other material weaknesses or significant deficiencies in the future. If we fail to maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and that could cause investors and other users of our financial statements to lose confidence in our financial statements, limit our ability to raise capital or make acquisitions and have a negative effect on the trading price of our common stock. See “—If we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report its financial results or prevent fraud.”

We could be subject to losses, regulatory action or reputational harm due to fraudulent, negligent or other acts on the part of our loan customers, employees or vendors.

Employee errors or employee or customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding from us unauthorized activities, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors or employee or customer misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls to help mitigate against operational risks, including data processing system failures and errors and fraud, as well as insurance coverage designed to protect us from material losses associated with these risks including losses resulting from any associated business interruption. If our internal controls fail to prevent or detect an occurrence or if any resulting loss is not insured or exceeds applicable insurance limits, it could adversely affect our business, financial condition and results of operations.

In addition, in deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, property appraisals, title information, employment and income documentation, account information and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of such information and, with respect to financial statements, on reports of independent auditors. Any such misrepresentation or incorrect or incomplete information may not be detected prior to funding a loan or during our ongoing monitoring of outstanding loans. In addition, one or more of our employees or vendors could cause a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our loan documentation, operations or systems. Any of these developments could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to respond to future technological changes and our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our product and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could result in us not fully realizing the anticipated benefits from such new technology or require it to incur significant costs to remedy any such challenges in a timely manner.

These changes may be more difficult or expensive than we anticipate. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may lose customers seeking new technology-driven products and services to the extent it is unable to provide such products and services.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend on a number of relationships with third-party service providers. Specifically, we receive certain third-party services including, but not limited to, core systems processing, essential web hosting and other Internet systems, online banking services, deposit processing and other processing services. If these third-party service providers experience difficulties or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could adversely affect our business, financial condition and results of operations.

Risks Related to Our Industry and Regulation

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us.

We are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the DIF and the overall financial stability of the banking system in the United States. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee any debt we may issue and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations. The banking industry remains heavily regulated. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations. Proposed legislative and regulatory actions, including changes to financial regulation, may not occur on the timeframe that is expected, or at all, which could result in additional uncertainty for our business.

We are subject to extensive regulation by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we provide as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Current and past economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. For example, the Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. President Donald Trump issued an executive order directing the review of existing financial regulations. The Trump administration has also indicated in public statements that the Dodd-Frank Act will be under scrutiny and that some of its provisions and the rules promulgated thereunder may be revised, repealed or amended. In May 2018, Congress passed the EGRRCPA that provides for certain regulatory relief for community banks, including mortgage lending relief, treatment of reciprocal deposits and capital simplification.

Certain aspects of current or proposed regulatory or legislative changes, including laws applicable to the financial industry and federal and state taxation, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply, and could have a material adverse effect on our business, financial condition and results of operations. In addition, any proposed legislative or regulatory changes, including those that could benefit our business, financial condition and results of operations, may not occur on the timeframe that is proposed, or at all, which could result in additional uncertainty for our business.

As a regulated entity, we and the Bank must maintain certain required levels of regulatory capital that may limit our and the Bank’s operations and potential growth.

We and Bank are subject to various regulatory capital requirements administered by the FDIC and the Federal Reserve, respectively.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements and the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet commitments as calculated under these regulations.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and defined ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted total assets, also known as the leverage ratio.  As of December 31, 2018, we exceeded the amounts required to be well-capitalized with respect to all four required capital ratios.  As of December 31, 2018, the Bank’s common equity Tier 1, Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 12.38%, 11.04%, 12.38% and 12.94%, respectively.

Many factors affect the calculation of our risk-based assets and our ability to maintain the level of capital required to achieve acceptable capital ratios.  For example, changes in risk weightings of assets relative to capital and other factors may combine to increase the amount of risk-weighted assets in the Tier 1 risk-based capital ratio and the total risk-based capital ratio.  Any increases in our risk-weighted assets will require a corresponding increase in our capital to maintain the applicable ratios.  In addition, recognized loan losses in excess of amounts reserved for such losses, loan impairments, impairment losses on securities and other factors will decrease our capital, thereby reducing the level of the applicable ratios.

The federal banking regulators released a proposed rulemaking on November 21, 2018 that could, if enacted, provide certain banks and their holding companies with the option to substitute compliance with a community bank leverage ratio framework in lieu of the existing capital requirements. The Company will continue to monitor this rulemaking.  If and when the rulemaking goes into effect, the Company and the Bank will consider whether it would be possible and advantageous at that time to substitute compliance with a community bank leverage ratio framework in lieu of the existing capital requirements.  In any case, the prompt corrective action framework would still apply to the Bank.  See “Supervision and Regulation—Regulatory Capital Requirements.”

Our failure to remain well-capitalized for bank regulatory purposes, either under the existing capital requirements or under the proposed community bank leverage ratio framework, if applicable, could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends to the Company and the Company’s ability to pay dividends on its common stock, the Company’s ability to make acquisitions and on our and the Company’s business, results of operations and financial condition.  Under regulatory rules, if we cease to be a well-capitalized institution for bank regulatory purposes, the interest rates that we pay on deposits and our ability to accept brokered deposits may be restricted.

State and federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations could adversely affect it.

Texas and federal bank regulatory agencies, including the TDSML, the FDIC and the Federal Reserve, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a Texas or federal bank regulatory agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we, the Bank or our respective management, were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against us, the Bank or our respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance, with the result that the Bank would be closed. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation could be adversely affected.

Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth.

We intend to complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive state and federal regulatory approval before we can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects and the impact of the proposal on United States financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including our record of compliance with the CRA) and our effectiveness in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell branches or other business lines as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

Financial institutions, such as the Bank, face a risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations, and associated enforcement actions.

The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, which we refer to as the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes

Enforcement Network, established by the U.S. Department of the Treasury, which we refer to as the Treasury Department, to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, which we refer to as the Justice Department,, the Drug Enforcement Administration and the IRS. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control.

In order to comply with regulations, guidelines and examination procedures in this area, the dedication of significant resources to an anti-money laundering program is required. Additionally, our business relationships with foreign nationals may expose us to greater risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations than other financial institutions who have less expansive business relationships with foreign nationals than us. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and on expansion opportunities, including acquisitions.

We are subject to numerous lending laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to material sanctions and penalties and restrictions on our expansion opportunities.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the FDIC, the Justice Department and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

The FDIC’s restoration plan and the related increased assessment rate could adversely affect our earnings and results of operations.

As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased deposit insurance assessment rates, which in turn raised deposit premiums for many insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures that affect the DIF, we may be required to pay FDIC premiums higher than current levels. Our FDIC insurance related costs were $805 thousand, $764 thousand and $547 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Dodd-Frank Act and Federal Reserve require a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine, a bank holding company may be required to make capital injections into a troubled subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress.

Such a capital injection may be required at a time when our resources are limited and we may be required to raise capital or borrow the funds to make the required capital injection. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s business, financial condition and results of operations.

We could be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the United States money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in United States government securities, adjustments of both the discount rate and the federal funds rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Although we cannot determine the effects of such policies on it at this time, such policies could adversely affect our business, financial condition and results of operations.

Risks Related to Our Pending Merger with Beeville

The merger may not be consummated unless important conditions are satisfied.

We expect the merger to close during the second quarter of 2019, but the merger is subject to a number of closing conditions. Satisfaction of many of these conditions is beyond our control. If these conditions are not satisfied or waived, the merger will not be completed or may be delayed and we may lose some or all of the intended benefits of the merger. Certain of the conditions that remain to be satisfied include, but are not limited to:

•	the continued accuracy of the representations and warranties made by the parties in the reorganization agreement;
•	the performance by each party of its respective obligations under the reorganization agreement;
•	the absence of any material adverse change in the financial condition, business or results of operations of us, our Bank, Beeville or Beeville Bank;
•	the timely receipt of required regulatory approvals, including the approval of the Federal Reserve, the Texas Department of Banking, the FDIC and the TDSML;
•	the absence of any injunction, order or decree restraining, enjoining or otherwise prohibiting the merger;
•

receipt by us and Beeville from their respective tax counsel of a federal tax opinion that the merger qualifies as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”);

•	the effectiveness of the registration statement covering the shares of our common stock that are expected to be issued to Beeville shareholders as consideration for the merger; and
•	the approval by Beeville shareholders of the reorganization agreement.

If these conditions are not satisfied or waived, the merger may not close as scheduled or at all. In addition, either we or Beeville may terminate the reorganization agreement under certain circumstances.

Failure to complete the merger could negatively impact our stock prices, future business and financial results.

There can be no assurance that the merger will be completed. If the merger is not completed, our ongoing business may be adversely affected and we will be subject to a number of risks, including the following:

•	we will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor, proxy solicitation and printing fees;
•

under the merger agreement, we are subject to certain restrictions on the conduct of business before completing the merger, which may adversely affect our ability to execute certain of our business strategies if the merger is terminated; and

•

matters relating to the merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from customers and employees. We also could be subject to litigation related to any failure to complete the merger or to proceedings commenced by us against Beeville seeking damages or to compel Beeville to perform its obligations under the merger agreement. These factors and similar risks could have an adverse effect on our results of operation, business and stock price.

Combining the two companies (and continuing to integrate Comanche Bank) may be more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the merger and/or the Comanche acquisition may not be realized.

We and Beeville have operated and, until the completion of the merger, will continue to operate, separately. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses of us and Beeville in a manner that permits growth opportunities and does not materially disrupt existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process of Beeville could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors, employees and other constituents or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect our ability to successfully conduct our business, which could have an adverse effect on our financial results and the value of our common stock.  In addition, the integration of Comanche continues to occupy the time and resources of our management team.  If we experience difficulties with the integration process of Comanche and/or Beeville, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause us and/or Beeville to lose customers or cause customers to remove their accounts from us and/or Beeville and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Beeville and us during this transition period and on the combined company for an undetermined period after the completion of the merger. In addition, the actual cost savings of the merger could be less than anticipated.

We will incur significant transaction and integration costs in connection with the merger.

We expect to incur significant costs associated with completing the merger and integrating Beeville’s operations into our operations and is continuing to assess the impact of these costs. Although we believe that the elimination of duplicate costs, as well as the realization of other efficiencies related to the integration of Beeville’s business with our business, will offset incremental transaction and integration costs over time, this net benefit may not be achieved in the near term, or at all.

Holders of our common stock will have a reduced ownership and voting interest after the merger and will exercise less influence over management.

Holders of our common stock currently have the right to vote in the election of the board of directors and on other matters affecting us. Based on 12,103,753 shares of the Company’s common stock outstanding on December 31, 2018 and 1,579,268 shares of our common stock to be issued in the merger, it is currently expected that our current shareholders as a group will own approximately 88.5% of the issued and outstanding shares of our common stock immediately after the completion of the merger. Because of this reduced ownership percentage, our current shareholders may have less influence than they now have on the management and policies of us.

Risks Related to Our Common Stock

An active trading market for our common stock may not develop.

We completed the initial public offering of our common stock, which we refer to as the IPO, and the Company’s common stock began trading on NASDAQ in May 2018. An active trading market for shares of our common stock may not be sustained. If an active trading market is not sustained, you may have difficulty selling your shares of our common stock at an attractive price, or at all. Consequently, you may not be able to sell your shares of our common stock at or above an attractive price at the time that you would like to sell. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to expand our business by using our common stock as consideration in an acquisition.

The market price of our common stock could be volatile and may fluctuate significantly, which could cause the value of an investment in our common stock to decline.

The market price of our common stock could fluctuate significantly due to a number of factors, many of which are beyond our control, including, but not limited to:

•	our quarterly or annual earnings, or those of other companies in our industry;
•	actual or anticipated fluctuations in our operating results;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	the perception that investment in Texas is unattractive or less attractive during periods of low oil or gas prices;
•	the public reaction to our press releases, our other public announcements or our filings with the SEC;
•	announcements by us or our competitors of significant acquisitions, dispositions, innovations or new programs and services;
•	threatened or actual litigation;
•	any major change in our board of directors or management;
•	changes in financial estimates and recommendations by securities analysts following our common stock;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	the operating and stock price performance of other comparable companies;
•	general economic conditions and overall market fluctuations;
•	the trading volume of our common stock;
•

changes in business, legal or regulatory conditions, or other developments affecting participants in our industry, or publicity regarding our business or any of our significant customers or competitors;

•	changes in governmental monetary policies, including the policies of the Federal Reserve;
•	future sales of our common stock by us or our directors, executive officers and significant shareholders; and
•	changes in economic conditions in and political conditions affecting our target markets.

In particular, the realization of any of the risks described in this “Risk Factors” section could have a material adverse effect on the market price of our common stock and cause the value of our common stock to decline. In addition, the stock market in general, and the market for banks and financial services companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

If securities or industry analysts change their recommendations regarding our common stock or if our operating results do not meet their expectations, its stock price could decline.

The trading market for our common stock could be influenced by the research and reports that industry or securities analysts may publish about us or our business. We cannot predict whether any research analysts will cover us and our common stock nor do we have any control over these analysts. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline and our common stock to be less liquid. Moreover, if one or more of the analysts who cover us downgrade our stock or if our operating results do not meet their expectations, either absolutely or relative to our competitors, the price of our common stock could decline significantly.

Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of shares of our common stock.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing additional shares of our common stock. Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities.

We may issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments and pursuant to compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisitions and investments.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued in connection with an acquisition or under a compensation or incentive plan), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through future sales of its securities.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise materially adversely affect our shareholders, which could depress the price of our common stock.

Our certificate of formation authorizes us to issue up to 5,000,000 shares of one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium over the market price and materially adversely affect the market price and the voting and other rights of our shareholders.

We currently have no plans to pay dividends on our common stock, so you may not receive funds without selling your shares of our common stock.

We do not anticipate paying any dividends on our common stock in the foreseeable future. Our ability to pay dividends on our common stock is dependent on the Bank’s ability to pay dividends to us, which is limited by applicable laws and banking regulations, and may in the future be restricted by the terms of any debt or preferred securities we may incur or issue. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on its ability to pay dividends. In addition, our current line of credit restricts our ability to pay dividends and in the future we may enter into other borrowing or other contractual arrangements that restricts our ability to pay dividends. Accordingly, shares of our common stock should not be purchased by persons who need or desire dividend income from their investment.

We are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted, which could impact our ability to satisfy our obligations.

Our primary asset is the Bank. As such, we depend upon the Bank for cash distributions through dividends on the Bank’s stock to pay our operating expenses and satisfy our obligations, including debt obligations. There are numerous laws and banking regulations that limit the Bank’s ability to pay dividends to us. If the Bank is unable to pay dividends to us, we will not be able to satisfy our obligations. Federal and state statutes and regulations restrict the Bank’s ability to make cash distributions to us. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, federal and state banking authorities have the ability to restrict the Bank’s payment of dividends through supervisory action.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions allow us, among other things, to present only two years of audited financial statements and discuss our results of operations for only two years in related Management’s Discussions and Analyses; not to provide an auditor attestation of our internal control over financial reporting; to choose not to comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and our audited financial statements; to provide reduced disclosure regarding our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means we do not have to include a compensation discussion and analysis and certain other disclosure regarding our executive compensation; and not to seek a non-binding advisory vote on executive compensation or golden parachute arrangements. In addition, even if we decide to comply with the greater disclosure obligations of public companies that are not emerging growth companies, we may avail our self of these reduced requirements applicable to emerging growth companies from time to time in the future, so long as it is an emerging growth company. We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, it is deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700.0 million). Investors and securities analysts may find it more difficult to evaluate our common stock because we may rely on one or more of these exemptions, and, as a result, investor confidence and the market price of our common stock may be materially and adversely affected.

Our shareholders may be deemed to be acting in concert or otherwise in control of us, which could impose notice, approval and ongoing regulatory requirements and result in adverse regulatory consequences for such holders.

We are subject to the BHC Act, and federal and state banking regulation, that will impact the rights and obligations of owners of our common stock, including, for example, our ability to declare and pay dividends on our common stock. Shares of our common stock are voting securities for purposes of the BHC Act and any bank holding company or foreign bank that is subject to the BHC Act may need approval to acquire or retain 5.0% or more of the then outstanding shares of our common stock, and any holder (or group of holders deemed to be acting in concert) may need regulatory approval to acquire or retain 10.0% or more of the shares of our common stock. A holder or group of holders may also be deemed to control us if they own 25.0% or more of its total equity. Under certain limited circumstances, a holder or group of holders acting in concert may exceed the 25.0% threshold and not be deemed to control us until they own 33.3% or more of our total equity. The amount of total equity owned by a holder or group of holders acting in concert is calculated by aggregating all shares held by the holder or group, whether as a combination of voting or non-voting shares or through other positions treated as equity for regulatory or accounting purposes and meeting certain other conditions. Our shareholders should consult their own counsel with regard to regulatory implications.

Our directors and executive officers could have the ability to influence shareholder actions in a manner that may be adverse to your personal investment objectives.

Due to the significant ownership interests of our directors and executive officers, our directors and executive officers are able to exercise significant influence over our management and affairs. For example, our directors and executive officers may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be approved by the shareholders.

An investment in our common stock is not an insured deposit and is not guaranteed by the FDIC, so you could lose some or all of your investment.

An investment in our common stock is not a bank deposit and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described herein. As a result, if you acquire our common stock, you could lose some or all of your investment.

Our corporate organizational documents and certain corporate and banking provisions of Texas law to which it is subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition of us that you may favor.

Our certificate of formation and bylaws contain certain provisions that may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control of us. These provisions include:

•	staggered terms for directors, who may only be removed for cause;
•	authorization for our board of directors to issue shares of one or more series of preferred stock without shareholder approval and upon such terms as our board of directors may determine;
•	a prohibition of shareholder action by less than unanimous written consent;
•	a prohibition of cumulative voting in the election of directors;
•	a provision establishing certain advance notice procedures for nomination of candidates for election of directors and for shareholder proposals; and
•

a limitation on the ability of shareholders to call special meetings to those shareholders or groups of shareholders owning at least 50.0% of the shares of our common stock that are issued, outstanding and entitled to vote.

These provisions could discourage potential acquisition proposals and could delay or prevent a change in control of us, even in the case where our shareholders may consider such proposals, if effective, desirable.

Our certificate of formation does not provide for cumulative voting for directors and authorizes our board of directors to issue shares of preferred stock without shareholder approval and upon such terms as our board of directors may determine. The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in us. In addition, certain provisions of Texas law, including a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control.

In addition, banking laws impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the BHC Act and the Change in Bank Control Act. These laws could delay or prevent an acquisition.

Our certificate of formation contains an exclusive forum provision that limits the judicial forums where our shareholders may initiate derivative actions and certain other legal proceedings against us and our directors and officers.

Our certificate of formation provides that the state and federal courts located in Montgomery County, Texas will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any actual or purported derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty, (iii) any action asserting a claim against us or any of its directors or officers arising pursuant to the Texas Business Organization Code, our certificate of formation or bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of formation or bylaws, or (v) any action asserting a claim against the Company or any of its directors or officers that is governed by the internal affairs doctrine. The choice of forum provision in our certificate of formation may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. Alternatively, if a court were to find the choice of forum provision contained in our certificate of formation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices and headquarters are located at 1836 Spirit of Texas Way, Conroe, Texas 77301. All of our branches are located in Texas. We own 16 of our branch locations and lease the remaining seven locations and we own one building that is currently held for sale or lease. We moved from one owned location in The Woodlands to a newly acquired office location in The Woodlands in February 2018, we moved from one leased office location to a newly acquired office location in Fort Worth in April 2018 and we moved from another leased office location to a newly acquired office location in Dallas in April 2018. The terms of our leases range from five to ten years and generally give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. The following table sets forth a list of our locations as of the date of this report.

Houston-The Woodlands-Sugar Land MSA
Location	Own or Lease	Sq. Ft.(1)
Houston
Post Oak Banking Center	Lease	10,853
720 N. Post Oak Road, Suites 101, 620 and 650, Houston, Texas 77024
Stafford Banking Center	Lease	6,372
12840 Southwest Freeway, Stafford, Texas 77477
Richmond Banking Center	Lease	5,890
3100 Richmond Avenue, Suite 100, Houston, Texas 77098
Clear Lake Banking Center	Lease	2,592
1010 Bay Area Boulevard, Unit 1010, Houston, Texas 77058
The Woodlands
Woodlands North Banking Center	Own	24,000	(2)
16610 IH-45 North, The Woodlands, Texas 77384
Woodlands Central Center	Own	14,925	(2)
1525 Lake Front Circle, The Woodlands, Texas 77380
Woodlands West Banking Center	Own	6,700	(2)
30350 FM 2978, Magnolia, Texas 77354
Conroe
Conroe Banking Center	Own	24,000	(2)
1836 Spirit of Texas Way (815 W. Davis Street), Conroe, Texas 77301
Tomball
Tomball Banking Center	Own	12,798	(2)
1100 West Main, Tomball, Texas 77375
Magnolia
Magnolia Banking Center	Lease	3,600
6910 FM 1488, Suites 1, 2, 3 & 4, Magnolia, Texas 77354

Dallas-Fort Worth-Arlington MSA
Location	Own or Lease	Sq. Ft.
Dallas
Dallas Branch	Own	23,602	(3)
5301 Spring Valley Road, Dallas, Texas 75254
Fort Worth
Fort Worth Branch	Own	7,483	(4)
1120 Summit Avenue, Fort Worth, Texas 76102
Colleyville
Colleyville Banking Center	Lease	4,100
5712 Colleyville Boulevard, Suite 100, Colleyville, Texas 76034
Grapevine
Grapevine Banking Center	Lease	3,327
601 W. Northwest Hwy, Suite 100, Grapevine, Texas 76051
Parker
Millsap Branch	Own	998
107 Fannin, Millsap, Texas 76066
Cool Branch	Own	3,479
9702 Mineral Wells Highway, Weatherford, Texas 76088

College Station-Bryan MSA
Location	Own or Lease	Sq. Ft.
College Station
College Station Banking and Operations Center	Own	12,358
625 University Drive East, College Station, Texas 77840

Mineral Wells MSA
Location	Own or Lease	Sq. Ft.
Mineral Wells
Mineral Wells Branch	Own	2,544
701 East Hubbard Street, Mineral Wells, Texas 76067
Mingus Branch	Own	1,572
117 Highway 193, Mingus, Texas 76463
Palo Pinto Branch	Own	1,800
539 Oak Street, Palo Pinto, Texas 76484
Santo Branch	Own	1,760
14003 South FM 4, Santo, Texas 76472

Comanche County
Location	Own or Lease	Sq. Ft.
Comanche
The Comanche National Bank	Own	12,342
100 East Central Street, Comanche, Texas 76442

Jack County
Location	Own or Lease	Sq. Ft.
Jacksboro
Jacksboro Branch	Own	4,196
1220 North Main Street, Jacksboro, Texas 76458

(1)	Square footage does not include drive thru.
(2)	We leases a portion of this owned space to third-party tenants.
(3)

In April 2017, we completed the purchase of a building at 30350 FM 2978, The Woodlands, Texas consisting of approximately 6,700 square feet. we moved from The Woodlands location at 6886 Woodlands Parkway to this new building in February 2018. We intend to lease approximately 3,000 square feet of this new building to third-party tenants, but no leases have been signed for this space. We intend to sell The Woodlands building at 6886 Woodlands Parkway, which consists of 6,322 square feet, and began actively marketing the building in March 2018. We currently do not have a definitive agreement to sell the building. We currently lease a portion of the old Woodlands location to third-party tenants.

(4)

In November 2017, we completed the purchase of this building. We currently lease approximately 16,000 square feet of this owned space to a third-party tenant and intend to lease another 4,000 square feet to other third-party tenants, but no leases have been signed for this space. We moved the Dallas branch from its prior leased location at 3100 Monticello Avenue, Suites 125 and 980, Dallas, Texas to the new owned location in April 2018.

Item 3. Legal Proceedings

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Since May 4, 2018, the Company’s common stock has been traded on the NASDAQ Global Select Market. Quotations of the sales volume and the closing sales prices of the Company’s common stock are listed daily under the symbol “STXB” in NASDAQ’s listings.

Holders of Record

As of December 31, 2018 there were approximately 470 holders of record of the Company’s common stock.

Dividends

We have never paid a cash dividend on our common stock; however, our growth plans may provide the opportunity for us to consider a sustainable dividend program at some point in the future. The payment of any dividends is within the discretion of our board of directors. The payment of dividends or the acquisition of our own shares in the future, if any, will be contingent upon our revenues and earnings, if any, capital requirements and our general financial condition. We are a bank holding company and accordingly, any dividends paid by us or acquisitions of our own shares is subject to various federal and state regulatory limitations and also may be subject to the ability of our subsidiary depository institution(s) to make distributions or pay dividends to us. Our ability to pay dividends is limited by minimum capital and other requirements prescribed by law and regulation. Banking regulators have authority to impose additional limits on dividends and distributions by the Company and its subsidiaries. Certain restrictive covenants in future debt instruments, if any, may also limit our ability to pay dividends or the Banks’s ability to make distributions or pay dividends to us. See Supervision and Regulation—Holding Company Regulation—Restrictions on Bank Holding Company Dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Equity compensation plans approved by shareholders(1)	983,577	$12.90	1,085,500
Equity compensation plans not approved by shareholders	—	—	—
Total	983,577	$12.90	1,085,500

(1)

The number of shares available for future issuance includes 784,275 shares available under the Company’s 2017 Stock Incentive Plan (which allows for the issuance of options, as well as various other stock-based awards) and 301,225 shares available under the Company’s 2008 Stock Incentive Plan.

Stock Performance Graph

The stock price performance graph below shall not be deemed incorporated by reference by any general statement incorporating by reference in this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The following graph compares the cumulative total stockholders’ return on our common stock compared to the cumulative total returns for the Standard & Poor’s (S&P) 500 Index, the SNL Small Cap U.S. Bank Index and an index representing a group of peer banks from May 4, 2018 (the date our common stock commenced trading on NASDAQ) through December 31, 2018. The comparison assumes that $100 was invested on May 4, 2018 in our common stock and in each of the indices. The cumulative total return on each investment assumes reinvestment of dividends (if applicable).

Item 6. Selected Financial Data

The following table should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data,” below. The selected historical consolidated financial information set forth below as of and for the years ended December 31, 2018, 2017 and 2016 is derived from our audited financial statements included elsewhere in this report. On November 14, 2018, we acquired Comanche and their operations are included in the consolidated financial statements from the date of acquisition and therefore may affect the comparability of the information presented below. The selected historical results shown below and elsewhere in this report are not necessarily indicative of our future performance.

	As of and for the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Selected Period-End Balance Sheet Data:
Total assets	1,466,753	1,030,298	980,489
Loans held for sale	3,945	3,814	4,003
Loans held for investment	1,092,940	869,119	772,861
Allowance for loan and lease losses	(6,286)	(5,652)	(4,357)
Loans, net	1,086,654	863,467	768,504
Total deposits	1,182,648	835,368	814,438
Short-term borrowings	12,500	15,000	5,000
Long-term borrowings	67,916	76,411	66,016
Total stockholders' equity	198,796	99,139	92,896
Selected Period-End Income Statement Data:
Total interest income	57,339	46,907	40,210
Total interest expense	10,324	8,328	6,730
Net interest income	47,015	38,579	33,480
Provision for loan losses	2,160	2,475	1,617
Net interest income after provision for loan losses	44,855	36,104	31,863
Total noninterest income	10,489	9,638	8,342
Total noninterest expense	43,364	37,402	34,881
Income before income tax expense	11,980	8,340	5,324
Income tax expense	2,002	3,587	1,609
Net income	9,978	4,753	3,715
Selected Share and Per Share Data:
Earnings per common share--Basic	$1.08	$0.65	$0.51
Earnings per common share--Diluted	$1.03	$0.63	$0.50
Book value per share(1)	16.42	13.62	12.83
Tangible book value per share(2)	14.21	12.52	11.63
Weighted average common shares outstanding--Basic	9,258,216	7,233,783	7,065,243
Weighted average common shares outstanding--Diluted	9,642,408	7,519,944	7,205,709
Shares outstanding at end of period	12,103,753	7,280,183	7,239,763
Selected Performance Ratios:
Return on average assets	0.89%	0.47%	0.41%
Return on average stockholders' equity	6.77	4.88	4.09
Net interest margin(3)	4.60	4.19	4.09
Noninterest expense to average assets	3.85	3.71	3.86
Efficiency ratio	75.41	77.57	83.40
Average interest-earning assets to average interest-bearing liabilities	131.04	126.42	125.04
Loans to deposits	92.41	104.04	94.90
Yield on interest-earning assets	5.55	4.97	4.79
Cost of interest-bearing liabilities	1.31	1.12	1.00
Interest rate spread	4.24	3.85	3.79
Asset and Credit Quality Ratios:
Nonperforming loans to loans held for investment	0.49%	0.41%	0.49%
Nonperforming assets to loans plus OREO	0.56	0.42	0.50
Nonperforming assets to total assets	0.42	0.35	0.39
Net charge-offs to average loans	0.16	0.14	0.05
Allowance for loan and lease losses to nonperforming loans	118.18	157.22	114.45
Allowance for loan and lease losses to loans held for investment	0.58	0.65	0.56
Capital Ratios:
Average equity to average total assets	13.09%	9.66%	10.04%
Tangible equity to tangible assets(4)	11.94	8.92	8.67

(1)	Book value per share is calculated as total stockholders’ equity at the end of the relevant period divided by the outstanding number of shares of common stock at the end of the relevant period.
(2)

Tangible book value per share is calculated as total stockholders’ equity less goodwill and other intangible assets, net of accumulated amortization at the end of the relevant period, divided by the outstanding number of shares of common stock at the end of the relevant period. Tangible book value per share is a non-GAAP financial measure. The most directly comparable GAAP financial measure is book value per share. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

(3)

Net interest margin is shown on a fully taxable equivalent basis, which is a non-GAAP financial measure. We calculate the GAAP-based net interest margin as interest income divided by average interest-earning assets. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Non-GAAP Financial Measures.”

(4)

We calculate tangible equity as total stockholders’ equity less goodwill and other intangible assets, net of accumulated amortization, and we calculate tangible assets as total assets less goodwill and other intangible assets, net of accumulated amortization. Tangible equity to tangible assets is a non-GAAP financial measure. The most directly comparable GAAP financial measure is total stockholders’ equity to total assets. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Historical Consolidated Financial Data” and our consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Except as required by law, we assume no obligation to update any of these forward-looking statements.

Overview

We are a Texas corporation and a registered bank holding company located in the Houston metropolitan area with headquarters in Conroe, Texas. We offer a broad range of commercial and retail banking services through our wholly-owned bank subsidiary, Spirit of Texas Bank SSB. We operate through 23 full-service branches located primarily in the Houston and Dallas/Fort Worth metropolitan areas. As of December 31, 2018, we had total assets of $1.47 billion, loans held for investment of $1.09 billion, total deposits of $1.18 billion and total stockholders’ equity of $198.8 million.

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

Acquisition of Comanche

On November 14, 2018, Spirit of Texas Bancshares, Inc. (the “Company” or “Spirit”) completed its acquisition of Comanche National Corporation and its subsidiary, The Comanche National Bank (together, “Comanche”). This transaction resulted in 8 additional branches in the North Texas region. The Company issued 2,142,811 shares of its common stock as well as a net cash payment to Comanche shareholders of $12.2 million. For more information about the acquisition, see “Note 2. Business Combinations” located in Item 8. Financial Statements and Supplementary Data.

Definitive Agreement with Beeville

On November 27, 2018, the Company and First Beeville Financial Corporation, a Texas corporation (“Beeville”), entered into an Agreement and Plan of Reorganization (the “Beeville Reorganization Agreement”), providing for the acquisition by Spirit of Beeville through the merger of Beeville with and into Spirit, with Spirit surviving the merger (the “Beeville acquisition”). Pursuant to the terms and subject to the conditions of the Beeville Reorganization Agreement, which has been approved by the Board of Directors of each of Spirit and Beeville, Beeville shareholders will have the right to receive, in the aggregate (i) $32,375,000 in cash and (ii) 1,579,268 shares of Spirit common stock (each subject to adjustment as described in the Beeville Reorganization Agreement) (collectively, the “Merger Consideration”). Based on the closing price of $19.81 for Spirit common stock on November 26, 2018, the transaction would have an aggregate value of $63.7 million.

The Beeville Reorganization Agreement contains certain termination rights for both the Company and Beeville, including, among others, if the Beeville acquisition is not consummated on or before May 26, 2019 (subject to extension as described in the Beeville Reorganization Agreement) or if the requisite approval of Beeville’s shareholders is not obtained. In addition, Beeville may be required to pay a termination fee of $2,500,000 in the event of a termination of the Beeville Reorganization Agreement under certain circumstances.

Results of Operations

Our results of operations depend substantially on net interest income and noninterest income. Other factors contributing to our results of operations include our level of noninterest expenses, such as salaries and employee benefits, occupancy and equipment and other miscellaneous operating expenses.

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

Noninterest Income

Our noninterest income includes the following: (1) service charges and fees; (2) SBA loan servicing fees; (3) mortgage referral fees; (4) gain on the sales of loans, net; (5) gain (loss) on sales of investment securities; and (6) other.

Noninterest Expense

Our noninterest expense includes the following: (1) salaries and employee benefits; (2) occupancy and equipment expenses; (3) professional services; (4) data processing and network; (5) regulatory assessments and insurance; (6) amortization of core deposit intangibles; (7) advertising; (8) marketing; (9) telephone expenses; and (10) other.

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

Capital

We manage capital based upon factors that include the level and quality of capital and our overall financial condition, the trend and volume of problem assets, the adequacy of discounts and reserves, the level and quality of earnings, the risk exposures in our balance sheet, the levels of Tier 1 (core), risk-based and tangible common equity capital, the ratios of tier 1 (core), risk-based and tangible common equity capital to total assets and risk-weighted assets and other factors.

Analysis of Results of Operations

Net income for the year ended December 31, 2018 totaled $10.0 million, which generated diluted earnings per common share of $1.03 and adjusted diluted earnings per common share, which is a non-GAAP financial measure, of $1.19 for the year ended December 31, 2018. Net income for the year ended December 31, 2017 totaled $4.8 million, which generated diluted earnings per common share of $0.63 for the year ended December 31, 2017. The increase in net income was driven by an increase in interest income of $10.4 million that was primarily attributable to loan growth, partially offset by an increase in interest expense of $2.0 million, which was mainly the result of increased interest expense on deposits. Our results of operations for the year ended December 31, 2018 produced a return on average assets of 0.89% compared to a return on average assets of 0.47% for the year ended December 31, 2017. We had a return on average stockholders’ equity of 6.77% compared to a return on average stockholders’ equity of 4.88% for the year ended December 31, 2017.

Net income for the year ended December 31, 2017 totaled $4.8 million, which generated diluted earnings per common share of $0.63 for the year ended December 31, 2017. Net income for the year ended December 31, 2016 totaled $3.7 million, which generated diluted earnings per common share of $0.50 for the year ended December 31, 2016. The increase in net income was driven by an increase in interest income of $6.7 million that was primarily attributable to loan growth, partially offset by an increase in interest expense of $1.6 million, which was mainly the result of increased interest expense on deposits and increased rates on FHLB advances and other borrowings. Our results of operations for the year ended December 31, 2017 produced a return on average assets of 0.47% compared to a return on average assets of 0.41% for the year ended December 31, 2016. We had a return on average stockholders’ equity of 4.88% compared to a return on average stockholders’ equity of 4.09% for the year ended December 31, 2016.

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

	Years Ended December 31,
	2018			2017			2016
	Average Balance(1)	Interest/ Expense	Yield/ Rate	Average Balance(1)	Interest/ Expense	Yield/ Rate	Average Balance(1)	Interest/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$28,077	$568	2.02%	$82,630	$847	1.03%	$104,763	$508	0.49%
Loans, including loans held for sale(2)	944,363	55,087	5.83%	830,664	45,411	5.47%	718,291	39,455	5.49%
Investment securities and other	60,113	1,684	2.80%	29,731	649	2.18%	16,055	247	1.54%
Total interest-earning assets	1,032,553	57,339	5.55%	943,025	46,907	4.97%	839,109	40,210	4.79%
Noninterest-earning assets	93,041			65,539			64,833
Total assets	$1,125,594			$1,008,564			$903,942
Interest-bearing liabilities:
Interest-bearing demand deposits	$19,324	$100	0.52%	$—	$—	0.00%	$—	$—	0.00%
Interest-bearing NOW accounts	8,078	12	0.15%	8,419	13	0.15%	9,668	14	0.15%
Savings and money market accounts	228,413	1,384	0.61%	233,574	1,348	0.58%	189,516	972	0.51%
Time deposits	447,368	6,986	1.56%	426,787	5,241	1.23%	388,386	4,496	1.16%
FHLB advances and other borrowings	84,777	1,842	2.17%	77,153	1,726	2.24%	83,527	1,248	1.49%
Total interest-bearing liabilities	787,960	10,324	1.31%	745,933	8,328	1.12%	671,097	6,730	1.00%
Noninterest-bearing liabilities and shareholders' equity
Noninterest-bearing demand deposits	187,080			162,722			132,801
Other liabilities	3,269			2,503			9,273
Stockholders' equity	147,285			97,406			90,771
Total liabilities and stockholders' equity	$1,125,594			$1,008,564			$903,942
Net interest rate spread			4.24%			3.85%			3.79%
Net interest income and margin		$47,015	4.55%		$38,579	4.09%		$33,480	3.99%
Net interest income and margin (tax equivalent)(3)		$47,573	4.60%		$39,514	4.19%		$34,291	4.09%

(1)	Average balances presented are derived from daily average balances.
(2)	Includes loans on nonaccrual status.
(3)

In order to make pretax income and resultant yields on tax-exempt loans comparable to those on taxable loans, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the year ended December 31, 2018 and 34% for the years ended December 31, 2017 and 2016, which is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates follows:

	Years Ended December 31, 2018 compared to 2017			Years Ended December 31, 2017 compared to 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$(780)	$501	$(279)	$(127)	$466	$339
Loans, including loans held for sale(2)	6,534	3,142	9,676	6,102	(146)	5,956
Investment securities and other	810	225	1,035	270	132	402
Total change in interest income	$6,564	$3,868	$10,432	$6,245	$452	$6,697
Interest-bearing liabilities:
Interest-bearing demand deposits	$100	$—	$100	$—	$—	$—
Interest-bearing NOW accounts	(1)	—	(1)	(1)	—	(1)
Savings and money market accounts	(31)	67	36	236	140	376
Time deposits	266	1,479	1,745	462	283	745
FHLB advances and other borrowings	170	(54)	116	(102)	580	478
Total change in interest expenses	504	1,492	1,996	595	1,003	1,598
Total change in net interest income	$6,060	$2,376	$8,436	$5,650	$(551)	$5,099

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.
(2)	Includes loans on nonaccrual status.

Year ended December 31, 2018 compared to Year ended December 31, 2017

Net interest income was $47.0 million for the year ended December 31, 2018 compared to $38.6 million for the year ended December 31, 2017, representing an increase of $8.4 million, or 21.9%. The increase in net interest income was primarily due to an increase in interest income of $10.4 million partially offset by an increase in interest expense of $2.0 million. Interest income on loans increased by $9.7 million for the year ended December 31, 2018. The growth in average loans of $113.7 million, including loans held for sale, for the year ended December 31, 2018, was the primary driver of the increase in interest income on loans as well as an increase in the average rate on loans of 36 basis points over the same period.

Interest expense was $10.3 million for the year ended December 31, 2018 compared to $8.3 million for the year ended December 31, 2017, representing an increase of $2.0 million, or 24.0%. This increase was mainly due to an increase in interest expense on deposits. Interest expense on deposits totaled $8.5 million for the year ended December 31, 2018 compared to $6.6 million for the year ended December 31, 2017, representing an increase of $1.9 million, resulting primarily from an increase in the average rate of deposits of 15 basis points. The average cost of deposits for the year ended December 31, 2018 was 0.95% compared to the average cost of deposits of 0.80% for the year ended December 31, 2017. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2018. For the year ended December 31, 2018, the average rate paid on time deposits was 1.56% compared to 1.23% for the year ended December 31, 2017.

Interest expense on FHLB advances and other borrowings increased by $116 thousand for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily attributable to an increase in the average balance of FHLB advances and other borrowings of $7.6 million for the year ended December 31, 2018, partially offset by a decrease in the average rate paid on FHLB advances and other borrowings of 7 basis points. The decrease in the average rate on borrowings was primarily attributable to the payoff of our line of credit with a third party lender which had and interest rate of LIBOR plus 4.00% per annum.

The net interest margin was 4.55% for the year ended December 31, 2018 compared to 4.09% for the year ended December 31, 2017, representing an increase of 46 basis points. The tax equivalent net interest margin was 4.60% for the year ended December 31, 2018 compared to 4.19% for the year ended December 31, 2017, representing an increase of 41 basis points. The average yield on interest-earning assets increased by 58 basis points for the year ended December 31, 2018 compared to the year ended December 31, 2017 while the average rate paid on interest-bearing liabilities increased by 19 basis points, resulting in a 39 basis point increase in the interest rate spread. The increase in both net interest margin and interest rate spread primarily resulted from the increased average loan balance of $113.7 million for the year ended December 31, 2018, combined with increased loan yields for the year ended December 31, 2018 of 36 basis points.

Year ended December 31, 2017 compared to Year ended December 31, 2016

Net interest income was $38.6 million for the year ended December 31, 2017 compared to $33.5 million for the year ended December 31, 2016, representing an increase of $5.1 million, or 15.2%. The increase in net interest income was primarily due to an increase in interest income of $6.7 million partially offset by an increase in interest expense of $1.6 million. Interest income on loans increased by $6.0 million for the year ended December 31, 2017. The growth in average loans of $112.4 million, including loans held for sale, for the year ended December 31, 2017, was the primary driver of the increase in interest income on loans, partially offset by a decrease in average rate on loans of 2 basis points over the same period.

Interest expense was $8.3 million for the year ended December 31, 2017 compared to $6.7 million for the year ended December 31, 2016, representing an increase of $1.6 million, or 23.7%. This increase was mainly due to an increase in interest expense on deposits and FHLB borrowings. Interest expense on deposits totaled $6.6 million for the year ended December 31, 2017 compared to $5.5 million for the year ended December 31, 2016, representing an increase of $1.1 million, resulting primarily from an increase in the average volume of deposits of $81.2 million. Cost of funds, which we define as the average interest rate paid on deposits, increased 4 basis points to 0.80% for the year ended December 31, 2017 compared to 0.76% for the year ended December 31, 2016. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2017. For the year ended December 31, 2017, the average rate paid on time deposits was 1.23% compared to 1.16% for the year ended December 31, 2016.

Interest expense on FHLB advances and other borrowings increased by $478 thousand for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily attributable to an increase in the average rate paid on FHLB advances and other borrowings of 75 basis points for the year ended December 31, 2017. The increase in the average rate on borrowings was primarily attributable to rising interest rates during 2017 as well as an increase in the average maturity of our FHLB advances and other borrowings.

The net interest margin was 4.09% for the year ended December 31, 2017 compared to 3.99% for the year ended December 31, 2016, representing an increase of 10 basis points. The tax equivalent net interest margin was 4.19% for the year ended December 31, 2017 compared to 4.09% for the year ended December 31, 2016, representing an increase of 10 basis points. The average yield on interest-earning assets increased by 18 basis points for the year ended December 31, 2017 compared to the year ended December 31, 2016 while the average rate paid on interest-bearing liabilities increased by 12 basis points, resulting in a 6 basis point increase in the interest rate spread. The increase in both net interest margin and interest rate spread primarily resulted from the increased average loan balance of $112.4 million for the year ended December 31, 2017, combined with flat loan yields for the years ended December 31, 2017 and 2016.

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

Year ended December 31, 2018 compared to Year ended December 31, 2017

The provision for loan losses was $2.2 million for the year ended December 31, 2018 and $2.5 million for the year ended December 31, 2017. The decrease of the provision for the year ended December 31, 2018 was primarily due to our reliance on our own historical loss data versus peer data.  Prior to the second quarter of 2018, we were utilizing a peer bank allowance coverage ratio in the qualitative reserve calculation, as we did not have enough historical defaults to rely on our own loss factors. As of December 31, 2018, we had a sufficient amount of defaults over the five year lookback period to transition over to relying more on our own historical loss data.

Our management maintains a proactive approach in managing nonperforming loans, which were $5.3 million, or 0.49% of loans held for investment, at December 31, 2018, and $3.6 million, or 0.41% of loans held for investment, at December 31, 2017. During 2018, we had net charged-off loans totaling $1.5 million, compared to net charged-off loans of $1.2 million for the year ended December 31, 2017. The ratio of net charged-off loans to average loans was 0.16% for 2018 compared to 0.14% for 2017. The allowance for loan and lease losses totaled $6.3 million, or 0.58% of loans held for investment, at December 31, 2018, compared to $5.7 million, or 0.65% of loans held for investment, at December 31, 2017. The ratio of allowance for loan and lease losses to nonperforming loans was 118.18% at December 31, 2018, compared to 157.22% at December 31, 2017.

Year ended December 31, 2017 compared to Year ended December 31, 2016

The provision for loan losses was $2.5 million for the year ended December 31, 2017 and $1.6 million for the year ended December 31, 2016. The increase of the provision for the year ended December 31, 2017 was primarily due to organic loan growth and total net charge-offs of $1.2 million during 2017 primarily in our SBA loan portfolio. These losses were anticipated and provided for as the SBA loan portfolio matures. Additionally, our management performed a loan level assessment of the effects of Hurricane Harvey and determined that no increases in our reserves were necessary.

Nonperforming loans, which were $3.6 million, or 0.41% of loans held for investment, at December 31, 2017, and $3.8 million, or 0.49% of loans held for investment, at December 31, 2016. During 2017, we had net charged-off loans totaling $1.2 million, compared to net charged-off loans of $336 thousand for the year ended December 31, 2016. The ratio of net charged-off loans to average loans was 0.14% for 2017 compared to 0.05% for 2016. The allowance for loan and lease losses totaled $5.7 million, or 0.65% of loans held for investment, at December 31, 2017, compared to $4.4 million, or 0.56% of loans held for investment, at December 31, 2016. The ratio of allowance for loan and lease losses to nonperforming loans was 157.22% at December 31, 2017, compared to 114.45% at December 31, 2016.

Noninterest Income

Our noninterest income includes the following: (1) service charges and fees; (2) SBA loan servicing fees; (3) mortgage referral fees; (4) gain on the sales of loans, net; (5) gain (loss) on sales of investment securities; and (6) other.

The following table presents a summary of noninterest income by category, including the percentage change in each category, for the periods indicated:

	Years Ended December 31, 2018 compared to 2017			Years Ended December 31, 2017 compared to 2016
	2018	2017	Change from the Prior Year	2017	2016	Change from the Prior Year
	(Dollars in thousands)
Noninterest income:
Service charges and fees	$1,887	$1,501	25.7%	$1,501	$1,216	23.4%
SBA loan servicing fees	2,727	1,794	52.0%	1,794	1,831	-2.0%
Mortgage referral fees	621	634	-2.1%	634	751	-15.6%
Gain on sales of loans, net	5,120	5,684	-9.9%	5,684	4,437	28.1%
Gain (loss) on sales of investment securities	—	—	0.0%	—	69	-100.0%
Other noninterest income	134	25	436.0%	25	38	-34.2%
Total noninterest income	$10,489	$9,638	8.8%	$9,638	$8,342	15.5%

Year ended December 31, 2018 compared to Year ended December 31, 2017

For the year ended December 31, 2018, noninterest income totaled $10.5 million, a $851 thousand, or 8.8%, increase from $9.6 million for the prior year. This increase was primarily due to an increase in SBA loan servicing fees of $933 thousand and an increase in service charges and fees of $386 thousand, offset by a decrease in gain on sales of loans, net of $564 thousand.

SBA loans servicing fees were $2.7 million for the year ended December 31, 2018 compared to $1.8 million for the year ended December 31, 2017. The $933 thousand increase was due to an increase in the number of SBA loans being serviced.

Service charges and fees were $1.9 million for the year ended December 31, 2018 compared to $1.5 million for the year ended December 31, 2017. The $386 thousand increase was due to the continued effort of improved treasury management services through more product offerings.

Gain on sales of loans, net, was $5.1 million for the year ended December 31, 2018 compared to $5.7 million for the year ended December 31, 2017, a decrease of $564 thousand. This decrease is primarily driven by a reduction in premiums on SBA loan sales noted throughout 2018.

Year ended December 31, 2017 compared to Year ended December 31, 2016

For the year ended December 31, 2017, noninterest income totaled $9.6 million, a $1.3 million, or 15.5%, increase from $8.3 million for the prior year. This increase was primarily due to an increase in gain on sales of loans, net of $1.2 million and an increase of $285 thousand in service charges and fees.

Gain on sales of loans, net, was $5.7 million for the year ended December 31, 2017 compared to $4.4 million for the year ended December 31, 2016, primarily due to increased volume of SBA loan originations.

Service charges and fees were $1.5 million for the year ended December 31, 2017 compared to $1.2 million for the year ended December 31, 2016. The $285 thousand increase was due to improved treasury management services through more product offerings.

Noninterest Expense

Our noninterest expense includes the following: (1) salaries and employee benefits; (2) occupancy and equipment expenses; (3) professional services; (4) data processing and network; (5) regulatory assessments and insurance (6) amortization of intangibles (7) advertising (8) marketing (9) telephone expense; and (10) other.

The following table presents a summary of noninterest expenses by category, including the percentage change in each category, for the periods indicated:

	Years Ended December 31, 2018 compared to 2017			Years Ended December 31, 2017 compared to 2016
	2018	2017	Change from the Prior Year	2017	2016	Change from the Prior Year
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$27,512	$23,338	17.9%	$23,338	$21,094	10.6%
Occupancy and equipment expenses	5,215	5,123	1.8%	5,123	4,736	8.2%
Professional services	3,055	1,845	65.6%	1,845	1,745	5.7%
Data processing and network	1,276	1,266	0.8%	1,266	1,518	-16.6%
Regulatory assessments and insurance	1,094	924	18.4%	924	742	24.5%
Amortization of intangibles	917	703	30.4%	703	671	4.8%
Advertising	381	551	-30.9%	551	303	81.8%
Marketing	508	579	-12.3%	579	634	-8.7%
Telephone expense	414	409	1.2%	409	606	-32.5%
Other operating expenses	2,992	2,664	12.3%	2,664	2,832	-5.9%
Total noninterest expense	$43,364	$37,402	15.9%	$37,402	$34,881	7.2%

Year ended December 31, 2018 compared to Year ended December 31, 2017

For the year ended December 31, 2018, noninterest expenses totaled $43.4 million, a $6.0 million, or 15.9%, increase from $37.4 million for the prior year. This increase was primarily due to increases in salaries and employee benefits of $4.2 million, professional services of $1.2 million, and other operating expenses of $328 thousand.

Salaries and employee benefits totaled $27.5 million for the year ended December 31, 2018, which included $672 thousand of stock-based compensation expense. By comparison, salaries and employee benefits totaled $23.3 million for the year ended December 31, 2017, which included $1.5 million of stock-based compensation expense. During 2018, we experienced higher employee benefit costs.

Professional services increased $1.2 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the legal and accounting services related to our merger activity.

Other operating expense increased $328 thousand for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to increased travel expenses and conversion costs related to the Comanche acquisition.

Year ended December 31, 2017 compared to Year ended December 31, 2016

For the year ended December 31, 2017, noninterest expenses totaled $37.4 million, a $2.5 million, or 7.2%, increase from $34.9 million for the prior year. This increase was primarily due to increases in salaries and employee benefits of $2.2 million, occupancy and equipment expenses of $387 thousand, advertising expenses of $248 thousand and increases in loan and other real estate related expenses of $224 thousand. These expenses were partially offset by decreases in other operating expenses of $392 thousand and data processing and network expenses of $252 thousand.

Salaries and employee benefits totaled $23.3 million for the year ended December 31, 2017, which included $1.5 million of stock-based compensation expense. By comparison, salaries and employee benefits totaled $21.1 million for the year ended December 31, 2016, which included $1.1 million of stock-based compensation expense. During 2017, we incurred a one-time expense of $757 thousand in connection with the accelerated vesting of all stock options held by our board of directors and the board of directors of the Bank approved by our board of directors in February 2017. Additionally, we hired several key employees during 2017.

Occupancy and equipment expenses increased $387 thousand for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the increased depreciation taken on two additional buildings purchased in September and November of 2017 in the Dallas and Fort Worth area.

Advertising expense increased $248 thousand for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to additional marketing efforts to drive loan growth within the SBA portfolio. Loan and other real estate related expenses increased $224 thousand for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to increased loan growth.

Other operating expense decreased $392 thousand for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to our efforts to reduce operating expenses.

Data processing and network expense decreased $252 thousand for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to improved contract terms with our outsourced IT provider.

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

Year ended December 31, 2018 compared to Year ended December 31, 2017

Income tax expense was $2.0 million, a decrease of $1.6 million for the year ended December 31, 2018 compared income tax expense of $3.6 million for the year ended December 31, 2017. Our effective tax rates for the years ended December 31, 2018 and 2017 were 16.7% and 43.0%, respectively. The decrease in the December 31, 2018 effective tax rate is primarily due to the income tax benefit associated with nonqualified stock option exercises that occurred during 2018, as well as additional tax exempt interest associated with the Comanche acquired investment portfolio.

Year ended December 31, 2017 compared to Year ended December 31, 2016

Income tax expense was $3.6 million, an increase of $2.0 million for the year ended December 31, 2017 compared income tax expense of $1.6 million for to the year ended December 31, 2016. Our effective tax rates for the years ended December 31, 2017 and 2016 were 43.0% and 30.2%, respectively, primarily due to the impact of changes in the United States tax law during the year ended December 31, 2017. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“Tax Reform”) resulting in significant modifications to existing law. We completed the accounting for the effects of the Tax Reform during the quarter ended December 31, 2017. Our financial statements for the year ended December 31, 2017 reflect certain effects of the Tax Reform, which include a reduction in the corporate tax rate from 34.0% to 21.0%. As a result of the changes to tax laws and tax rates under the Tax Reform, we incurred incremental income tax expense of $834 thousand during the year ended December 31, 2017, which consisted primarily of the remeasurement of deferred tax assets and liabilities based on the change in the tax rate from 34.0% to 21.0%. The remaining portion of the increase in income tax expense is primarily related to increased net income during the year ended December 31, 2017.

Financial Condition

Our total assets increased $436.4 million, or 42.4%, from $1.03 billion as of December 31, 2017 to $1.47 billion as of December 31, 2018. Our asset growth was mainly due to the November 14, 2018 acquisition of Comanche as well as organic growth.

Investment Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. We used cash on hand and funds from operations to increase our securities portfolio in 2017 to $37.2 million. The balance in our securities portfolio as of December 31, 2018 was $179.5 million. The average balance of the securities portfolio including FHLB, Federal Reserve Bank (“FRB”) and The Independent Bankers Bank, or TIB, stock for the years ended December 31, 2018 and 2017 was $60.1 million and $29.7 million, respectively, with a pre-tax yield of 2.80% and 2.18%, respectively. We held 232 securities classified as available for sale with an amortized cost of $177.1 million as of December 31, 2018.

Management evaluates securities for other-than-temporary impairment, or OTTI, at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. No securities were determined to be OTTI as of December 31, 2018 or 2017.

The following table summarizes our available for sale securities portfolio as of the dates presented.

	As of December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
U.S Government agencies	$2,015	$1,934	$2,010	$1,949	$—	$—
State and municipal obligations	17,201	18,048	—	—	—	—
Residential mortgage-backed securities	152,232	153,974	30,156	29,629	5	5
Corporate bonds and other debt securities	5,667	5,505	5,711	5,665	—	—
Total available for sale	$177,115	$179,461	$37,877	$37,243	$5	$5

The following table shows contractual maturities and the weighted average yields on our investment securities as of the date presented. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are not presented on a taxable equivalent basis:

	Maturity as of December 31, 2018
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available for sale:
U.S Government agencies	$—	0.00%	$1,537	2.17%	$478	2.92%	$—	0.00%
State and municipal obligations	127	5.04%	512	4.88%	1,689	4.37%	14,873	4.41%
Residential mortgage- backed securities	—	0.00%	75,466	3.68%	52,385	3.74%	24,381	2.68%
Corporate bonds and other debt securities	—	0.00%	5,154	2.54%	513	2.88%	—	0.00%
Total available for sale	$127	5.04%	$82,669	3.59%	$55,065	3.74%	$39,254	3.34%

As a member institution of the FHLB, FRB and TIB, the Bank is required to own capital stock in the FHLB, FRB and TIB. As of December 31, 2018 and 2017, the Bank held approximately $5.3 million and $4.8 million, respectively, in FHLB, FRB and TIB bank stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB, FRB or TIB. Such repurchases have historically been at par value. We monitor our investment in FHLB, FRB and TIB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of December 31, 2018 and 2017, management did not identify any indicators of impairment of FHLB, FRB or TIB stock.

Except for securities issued by U.S. government agencies, we did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of December 31, 2018 or 2017.

Our securities portfolio had a weighted average life of 7.65 years and an effective duration of 5.14 years as of December 31, 2018 and a weighted average life of 5.00 years and an effective duration of 5.03 years as of December 31, 2017.

Loans Held for Sale

Loans held for sale consist of the guaranteed portion of SBA loans that we intend to sell after origination. Our loans held for sale were $3.9 million as of December 31, 2018 and $3.8 million as of December 31, 2017.

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

Our loans of $1.09 billion as of December 31, 2018 represented an increase of $223.8 million, or 25.8%, compared to $869.1 million as of December 31, 2017. This increase was primarily due to the acquisition of Comanche and the execution of our growth strategy and our continued penetration in our primary market areas.

Our loans as a percentage of assets were 74.5% and 84.4% as of December 31, 2018 and 2017, respectively.

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table summarizes the allocation of loans by type as of the dates presented.

	As of December 31,
	2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial and industrial loans(1)	$173,892	15.9%	$135,040	15.5%	$117,762	15.2%
Real estate:
1-4 single family residential loans	275,644	25.2%	232,510	26.8%	206,641	26.7%
Construction, land and development loans	159,734	14.6%	139,470	16.0%	113,316	14.7%
Commercial real estate loans (including multifamily)	397,953	36.4%	285,731	32.9%	251,870	32.6%
Consumer loans and leases	24,378	2.3%	22,736	2.6%	26,676	3.5%
Municipal and other loans	61,339	5.6%	53,632	6.2%	56,596	7.3%
Total loans held in portfolio	$1,092,940	100.0%	$869,119	100.0%	$772,861	100.0%

(1)	Balance includes $76.9 million, $67.1 million and 58.7 million of the unguaranteed portion of SBA loans as of December 31, 2018, 2017 and 2016, respectively.

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

Commercial and industrial loans, including SBA loans, totaled $173.9 million as of December 31, 2018 and represented an increase of $38.9 million, or 28.8%, from $135.0 million as of December 31, 2017. This increase was primarily due to the Comanche acquisition as well as organic growth.

SBA Loans

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

SBA loans held in our loan portfolio totaled $76.9 million and $67.1 million at December 31, 2018 and 2017, respectively. We intend to continue to expand our SBA lending program in the future.

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

We define our foreign national loans as loans to borrowers who derive more than 50% of their personal income from outside the United States. We provide mortgages for these foreign nationals in Texas for primary occupancy or secondary homes while travelling to the United States. Because more than 50 percent of the borrower’s income is derived from outside of the United States, they do not qualify for traditional market financing. We have developed an enhanced due diligence process for foreign national loans that includes larger down payments than a traditional mortgage, as well as minimum reserves equal to an amount of mortgage payments over a specified period held in the Bank and monthly escrows for taxes and insurance.

1-4 single family residential real estate loans totaled $275.6 million as of December 31, 2018 and represented an increase of $43.1 million, or 18.6%, from $232.5 million as of December 31, 2017. Foreign national loans comprised $129.3 million, or 46.9%, of 1-4 single family residential real estate loans as of December 31, 2018, compared to $107.6 million, or 46.3%, of 1-4 single family residential real estate loans as of December 31, 2017. The increase was primarily due to loans acquired in the Comanche acquisition as well as increased productivity and portfolio size of existing lenders in response to an increase in market demand.

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

Construction loans totaled $159.7 million as of December 31, 2018 and represented an increase of $20.3 million, or 14.5%, from $139.5 million as of December 31, 2017. The increase was primarily due to an increase in market demand in our Dallas/Fort Worth metropolitan area market as well as increased demand in our Houston metropolitan area market as a result of the stabilization of that market area.

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

Commercial real estate loans consist of owner and nonowner-occupied commercial real estate loans, multifamily loans and farmland. Total commercial real estate loans of $398.0 million as of December 31, 2018 represented an increase of $112.2 million, or 39.3%, from $285.7 million as of December 31, 2017. The increase was primarily due to loans acquired in the Comanche acquisition as well as increased productivity and portfolio size of existing lenders in response to an increase in market demand.

Owner and nonowner-occupied commercial real estate loans

Owner-occupied commercial real estate loans totaled $135.7 million as of December 31, 2018 and $100.6 million as of December 31, 2017. Owner-occupied real estate loans comprised 34.1% and 35.2% of total commercial real estate loans as of December 31, 2018 and 2017, respectively.

Nonowner-occupied commercial real estate loans totaled $220.1 million as of December 31, 2018 and $164.3 million as of December 31, 2017. Nonowner-occupied commercial real estate loans comprised 55.3% and 57.5% of total commercial real estate loans as of December 31, 2018 and 2017, respectively.

Multifamily loans and farmland

Multifamily loans totaled $1.8 million at December 31, 2018 and $18.3 million at December 31, 2017. Multifamily loans comprised 0.4% and 6.4% of total commercial real estate loans as of December 31, 2018 and 2017, respectively.

Multifamily loans are not a focus of the Bank, and we do not expect this portion of the portfolio to represent a large portion of our growth going forward. Farmland loans totaled $40.4 million at December 31, 2018 and $2.7 million at December 31, 2017. The increase in farmland loans was primarily due to loans acquired in the Comanche acquisition.

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

All of our leases are related to the financing of vehicle leases to individuals. These loans are originated by a well-known third party leasing company and subsequently purchased by us after our final credit review. We limit our exposure to individuals living in Texas, within our defined local markets. We do not intend on growing this portfolio going forward as we believe current pricing on these loans does not adequately cover the inherent risk.

Consumer loans and leases totaled $24.4 million as of December 31, 2018 and represented an increase of $1.6 million, or 7.2%, from $22.7 million as of December 31, 2017. Leases comprised $12.8 million and $18.0 million of total consumer loans and leases at December 31, 2018 and 2017, respectively. The increase in consumer loans was primarily due to loans acquired in the Comanche acquisition.

Municipal and other loans

Municipal and other loans consist primarily of loans made to municipalities and emergency service, hospital and school districts as well as agricultural loans.

We make loans to municipalities and emergency service, hospital and school districts primarily throughout Texas. The majority of these loans have tax or revenue pledges and in some cases are additionally supported by collateral. Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service. Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities. Total loans to municipalities and emergency service, hospital and school districts and others were $61.3 million and $53.6 million as of December 31, 2018 and 2017, respectively. This increase is primarily driven by the municipal loans obtained during the Comanche acquisition.

For a more detailed discussion of the type of loans in our loan portfolio, see “Business—Lending Activities.”

The following table summarizes the loan contractual maturity distribution by type and by related interest rate characteristics as of the date indicated:

	As of December 31, 2018
	One Year or Less	After One but Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial loans	$45,010	$47,798	$81,084	$173,892
Real estate:
1-4 single family residential loans	25,041	82,091	168,512	275,644
Construction, land and development loans	82,300	57,761	19,673	159,734
Commercial real estate loans (including multifamily)	68,873	201,028	128,052	397,953
Consumer loans and leases	3,976	19,738	664	24,378
Municipal and other loans	8,619	9,810	42,910	61,339
Total loans held in portfolio	$233,819	$418,226	$440,895	$1,092,940
Predetermined (fixed) interest rates		$279,218	$91,824
Floating interest rates		139,008	349,071
Total		$418,226	$440,895

The information in the table above is limited to contractual maturities of the underlying loans. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without prepayment penalties.

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due, other real estate owned and repossessed assets and restructured loans as of the dates indicated:

	As of December 31,
	2018	2017	2016
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial and industrial loans	$3,570	$1,927	$1,638
Real estate:
1-4 single family residential loans	1,090	1,135	1,296
Construction, land and development loans	—	—	—
Commercial real estate loans (including multifamily)	354	447	778
Consumer loans and leases	17	53	95
Municipal and other loans	—	—	—
Total nonaccrual loans	5,031	3,562	3,807
Accruing loans 90 days or more past due	288	33	—
Total nonperforming loans	5,319	3,595	3,807
Other real estate owned and repossessed assets	782	21	23
Total nonperforming assets	$6,101	$3,616	$3,830
Restructured loans(1)	$210	$270	$261

(1)

Performing troubled debt restructurings represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Nonperforming loans totaled $5.3 million at December 31, 2018, an increase of $1.7 million, or 48.0%, from $3.6 million at December 31, 2017. Nonperforming assets totaled $6.1 million at December 31, 2018, an increase of $2.5 million, or 68.7%, from $3.6 million at December 31, 2017. This increase was primarily driven by the purchased loan portfolio from the Comanche acquisition.

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

The following table sets forth our asset and credit quality ratios for the periods presented:

	For the Years Ended December 31,
	2018	2017	2016
Asset and Credit Quality Ratios:
Nonperforming loans to loans held for investment(1)	0.49%	0.41%	0.49%
Nonperforming assets to loans plus OREO	0.56%	0.42%	0.50%
Nonperforming assets to total assets(2)	0.42%	0.35%	0.39%
Net charge-offs to average loans	0.16%	0.14%	0.05%
Allowance for loan and lease losses to nonperforming loans	118.18%	157.22%	114.45%
Allowance for loan and lease losses to loans held for investment	0.58%	0.65%	0.56%
Allowance for loan and lease losses to organic loans(3)	0.64%	0.65%	0.56%

(1)	Nonperforming loans include loans on nonaccrual status and accruing loans 90 or more days past due.
(2)	Nonperforming assets include loans on nonaccrual status, accruing loans 90 days or more past due and other real estate owned and repossessed assets.
(3)	Organic loans exclude loans acquired through a business combination.

For a more detailed discussion of nonperforming loans, see “Business—Lending Activities—Nonperforming Loans.”

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

The following tables summarize the allocation of allowance for loan and lease losses related to our loans as of the dates and for the periods presented. This allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans:

	Allowance Rollforward
Year Ended December 31, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,046	$(1,465)	$75	$2,797	$4,453
Real estate:
1-4 single family residential loans	902	(5)	—	(838)	59
Construction, land and development loans	441	—	—	290	731
Commercial real estate loans (including multifamily)	898	—	—	62	960
Consumer loans and leases	198	(132)	1	13	80
Municipal and other loans	167	—	—	(164)	3
Ending allowance balance	$5,652	$(1,602)	$76	$2,160	$6,286

	Allowance Rollforward
Year Ended December 31, 2017	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,347	$(974)	$7	$1,666	$3,046
Real estate:
1-4 single family residential loans	647	(23)	—	278	902
Construction, land and development loans	364	—	—	77	441
Commercial real estate loans (including multifamily)	667	(34)	—	265	898
Consumer loans and leases	186	(156)	—	168	198
Municipal and other loans	146	—	—	21	167
Ending allowance balance	$4,357	$(1,187)	$7	$2,475	$5,652

	Allowance Rollforward
Year Ended December 31, 2016	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$1,119	$(282)	$58	$1,452	$2,347
Real estate:
1-4 single family residential loans	623	(3)	—	27	647
Construction, land and development loans	398	(32)	30	(32)	364
Commercial real estate loans (including multifamily)	670	—	—	(3)	667
Consumer loans and leases	89	(113)	6	204	186
Municipal and other loans	177	—	—	(31)	146
Ending allowance balance	$3,076	$(430)	$94	$1,617	$4,357

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

Prior to the second quarter of 2018, we were utilizing a peer bank allowance coverage ratio in the qualitative reserve calculation, as we did not have enough historical defaults to rely on our own loss factors. Beginning in the second quarter of 2018, we had a sufficient amount of defaults over the five year lookback period to transition over to relying more on our own historical loss data versus peer data. While this did not result in a significant change to the allowance for loan and lease losses as a whole, it continues to impact the provision for certain loan categories in which we had experienced more historical defaults.

On November 14, 2018, we closed our Comanche acquisition. At the date of acquisition, Comanche had $117.2 million in loans. In accordance with ASC 805 Business Combinations, we utilized a third party to value the loan portfolio as of the acquisition date. Based upon the third party valuation, the fair value of the loans was approximately $116.3 million at the acquisition date. The overall discount calculated was $946 thousand and will be accreted into interest income over the life of the loans.

As of December 31, 2018, all purchased loans were excluded from the allowance for loan and lease losses calculation given there was no deterioration between the acquisition date and year end. Purchased credit impaired loans were insignificant. Going forward, management will evaluate the remaining credit quality, credit discount and charge-offs associated with these purchased loans to determine if an additional allowance is deemed necessary.

The allowance for loan and lease losses increased $634 thousand to $6.3 million at December 31, 2018 from $5.7 million at December 31, 2017, primarily due to the increase in our organic loans held for investment. The allowance for loan and lease losses as a percentage of nonperforming loans and allowance for loan and lease losses as a percentage of loans held for investment was 118.18% and 0.58%, respectively, as of December 31, 2018, compared to 157.22% and 0.65%, respectively, as of December 31, 2017.

Net loan charge-offs for the year ended December 31, 2018 totaled $1.5 million, an increase from $1.2 million of net loan charge-offs for the same period of 2017. The increase in net charge-offs for the year ended December 31, 2018 primarily related to charge-offs in our SBA loan portfolio. These losses were anticipated and provided for as the SBA loan portfolio matures. The ratio of net loan charge-offs to average loans outstanding during the years ended December 31, 2018 and 2017 was 0.16% and 0.14%, respectively.

The following table provides the allocation of the allowance for loan and lease losses as of the dates presented:

	As of December 31,
	2018		2017		2016
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
Commercial and industrial loans	$4,453	15.9%	$3,046	15.5%	$2,347	15.2%
Real estate:
1-4 single family residential loans	59	25.2%	902	26.8%	647	26.7%
Construction, land and development loans	731	14.6%	441	16.0%	364	14.7%
Commercial real estate loans (including multifamily)	960	36.4%	898	32.9%	667	32.6%
Consumer loans and leases	80	2.3%	198	2.6%	186	3.5%
Municipal and other loans	3	5.6%	167	6.2%	146	7.3%
Ending allowance balance	$6,286	100.0%	$5,652	100.0%	$4,357	100.0%

Bank-owned Life Insurance (“BOLI”)

BOLI policies are held in order to insure key, active employees and former directors the Bank. Policies are recorded at the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable.

The following table summarizes the changes in the cash surrender value of BOLI for the periods presented:

	For the Years Ended December 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$479	$477
Additions from premium payments	—	—
Additions from business combination	6,903	—
Net gain in cash surrender value	19	2
Balance at end of period	$7,401	$479

As of December 31, 2018 and 2017 the BOLI cash surrender value was $7.4 million and $479 thousand, respectively. We recognized $19 thousand, $2 thousand and $4 thousand of BOLI income for the years ended December 31, 2018, 2017 and 2016, respectively. The total death benefit of the BOLI policies at December 31, 2018 was $20.1 million.

Deposits

We expect deposits to be our primary funding source in the future as we optimize our deposit mix by continuing to shift our deposit composition from higher cost time deposits to lower cost demand deposits. Non-time deposits include demand deposits, NOW accounts, and savings and money market accounts.

The following table shows the deposit mix as of the dates presented:

	As of December 31,
	2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$256,784	21.7%	$176,726	21.2%	$171,475	21.1%
Interest-bearing demand deposits	124,933	10.6%	—	0.0%	—	0.0%
Interest-bearing NOW accounts	7,961	0.7%	7,318	0.9%	8,302	1.0%
Savings and money market accounts	245,928	20.8%	243,173	29.1%	215,432	26.4%
Time deposits	547,042	46.2%	408,151	48.8%	419,229	51.5%
Total deposits	$1,182,648	100.0%	$835,368	100.0%	$814,438	100.0%

Total deposits at December 31, 2018 were $1.18 billion, an increase of $347.3 million, or 41.6%, from total deposits at December 31, 2017 of $835.4 million.

The average cost of deposits for the year ended December 31, 2018 was 0.95%. This represents an increase of 15 basis points compared to the average cost of deposits of 0.80% for the year ended December 31, 2017. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2018. For the year ended December 31, 2018, the average rate paid on time deposits was 1.56% compared to 1.23% for the year ended December 31, 2017.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

As of December 31, 2018
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$93,098
After three months through six months	62,956
After six months through twelve months	148,936
After twelve months	117,457
Total	$422,447

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB borrowings : The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2018 and 2017, total remaining borrowing capacity of $292.3 million and $274.0 million, respectively, was available under this arrangement. As of December 31, 2018 and 2017, we had $12.5 million and $15.0 million of short-term FHLB borrowings, with an average interest rate of 2.42% and 1.69%, respectively. We had long-term FHLB borrowings of $65.1 million and $68.6 million as of December 31, 2018 and 2017, respectively, with an average interest rate of 2.11% and 2.31%, respectively. Our current FHLB borrowings mature within thirteen years.

Line of credit : We entered into a line of credit with a third party lender in May 2017 that allows us to borrow up to $20 million. The interest rate on this line of credit is based upon 90-day LIBOR plus 4.0%, and unpaid principal and interest is due at the stated maturity of May 12, 2022. This line of credit is secured by a pledge of all of the common stock of the Bank. This line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender. At December 31, 2018, total borrowing capacity of $20.0 million was available under this line of credit. At December 31, 2017, total borrowing capacity of $12.2 million was available under this line of credit and $7.8 million was drawn.

Trust Preferred Securities: We acquired trust preferred securities through the Comanche acquisition. The trust preferred securities mature September 15, 2036, are redeemable at the Company’s option and bear interest at a variable rate per annum equal to the three-month LIBOR plus 1.65%. Under applicable regulatory guidelines, these trust preferred securities qualify as Tier 1 capital. At December 31, 2018, the balance outstanding was $2.8 million.

Total borrowings consisted of the following as of the dates presented:

	As of December 31,
	2018	2017	2016
	(Dollars in thousands)
Short-term FHLB borrowings	$12,500	$15,000	$—
Long-term FHLB borrowings	65,105	68,623	66,016
Third party lender line of credit	—	7,788	5,000
Trust preferred securities	2,811	—	—
Total borrowings	$80,416	$91,411	$71,016

At December 31, 2018, total borrowings were $80.4 million, a decrease of $11.0 million, or 12.0%, from $91.4 million at December 31, 2017. The decrease in total borrowings was primarily driven by the maturity of both long-term and short-term FHLB borrowings during the year ended December 31, 2018.

Short-term borrowings consist of debt with maturities of one year or less. Our short-term borrowings consist of FHLB borrowings and a third party line of credit. The following table is a summary of short-term borrowings as of and for the periods presented:

	As of and for the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Short-term borrowings:
Maximum outstanding at any month-end during the period	$22,500	$15,000	$40,000
Balance outstanding at end of period	12,500	15,000	5,000
Average outstanding during the period	16,068	6,247	27,240
Average interest rate during the period	1.88%	2.17%	1.56%
Average interest rate at the end of the period	2.42%	1.69%	4.00%

We maintained four, unsecured Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $35.0 million as of December 31, 2018 and 2017. There were no advances under these lines of credit outstanding as of December 31, 2018 or 2017.

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$99,139	$92,896	$87,927
Net income	9,978	4,753	3,715
Shares issued in offering, net(1)	42,058	—	—
Shares issued in business combination	40,692	—	—
Exercise of stock options and warrants	3,902	471	59
Stock-based compensation	672	1,520	1,069
Other comprehensive income (loss)	2,355	(501)	126
Balance at end of period	$198,796	$99,139	$92,896

(1)	Shares issued in offering were net of expenses of $452 thousand.

Net income totaled $10.0 million for the year ended December 31, 2018, an increase of $5.2 million, compared to $4.8 million for the year ended December 31, 2017. Our results of operations for the year ended December 31, 2018 produced a return on average assets of 0.89% compared to 0.47% for the prior year. Our results of operations for the year ended December 31, 2018 produced a return on average stockholders’ equity of 6.77% compared to 4.88% for the prior year.

Stockholders’ equity was $198.8 million as of December 31, 2018, an increase of $99.7 million from $99.1 million as of December 31, 2017. The increase was primarily driven by the proceeds raised during our initial public offering of 42.1 million, the value of the shares issued in the Comanche acquisition of $40.7 million, net income of $10.0 million and the exercise of stock options and warrants of $3.9 million.

Contractual Obligations

The following table presents information regarding our outstanding contractual obligations and other commitments to make future payments as of December 31, 2018, which consist of our future cash payments associated with our time deposits, operating lease obligations and contractual obligations pursuant to our FHLB advances and other borrowings. Payments related to our leases are based on actual payments specified in the underlying contracts.

As of December 31, 2018	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(Dollars in thousands)
Contractual obligations:
Time deposits	$555,943	$395,985	$141,186	$18,772	$—
Operating lease obligations	4,218	1,473	1,862	852	31
FHLB advances and other borrowings	85,078	27,615	20,004	23,167	14,292
Construction in process	1,923	1,923	—	—	—
Total	$647,162	$426,996	$163,052	$42,791	$14,323

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included on our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and commercial and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized on our consolidated balance sheets.

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We seek to minimize our exposure to loss under these commitments by subjecting them to prior credit approval and ongoing monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. As of December 31, 2018 and 2017, our reserve for unfunded commitments totaled $48 thousand and $40 thousand, respectively.

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

The following table summarizes our commitments as of the dates presented:

	As of December 31,
	2018	2017	2016
	(Dollars in thousands)
Unfunded loan commitments	$176,156	$134,536	$107,443
Commercial and standby letters of credit	547	91	1,156
Total	$176,703	$134,627	$108,599

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

Under the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III, we are required to maintain the following minimum capital to risk-adjusted assets requirements: (i) a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”); (ii) a tier 1 capital ratio of 6.0% (8.0% to be considered “well capitalized”), and (iii) a total capital ratio of 8.0% (10.0% to be considered “well capitalized”). Under the Basel III rules that became effective on January 1, 2015, there is a requirement for a common phased-in equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2017 and 2018 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis as of January 1, 2019.

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

The following table sets forth the regulatory capital ratios, excluding the impact of the capital conservation buffer, as of the dates indicated:

	Minimum Capital Requirement	Minimum Capital Requirement with Capital Buffer	Minimum to Be Well Capitalized	December 31,
				2018	2017
Capital ratios (Company):
Tier 1 leverage ratio	4.0%	4.000%	N/A	12.11%	8.71%
Common equity tier 1 capital ratio	4.5%	6.375%	N/A	14.56%	10.07%
Tier 1 risk-based capital ratio	6.0%	7.875%	N/A	14.81%	10.07%
Total risk-based capital ratio	8.0%	9.875%	N/A	15.37%	10.72%
Capital ratios (Bank):
Tier 1 leverage ratio	4.0%	4.000%	5.0%	11.04%	9.29%
Common equity tier 1 capital ratio	4.5%	5.750%	6.5%	12.38%	10.74%
Tier 1 risk-based capital ratio	6.0%	7.250%	8.0%	12.38%	10.74%
Total risk-based capital ratio	8.0%	9.250%	10.0%	12.94%	11.39%

At December 31, 2018, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At December 31, 2018, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2018 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

As of December 31, 2018, we had a tier 1 leverage ratio of 12.11%. As of December 31, 2018, the Bank had a tier 1 leverage ratio of 11.04%, which provided $76.7 million of excess capital relative to the minimum requirements to be considered well capitalized.

For a discussion of the changes in our total stockholders’ equity at December 31, 2018 as compared with December 31, 2017, please see the discussion under “—Stockholders’ Equity” above.

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2018 and 2017, our liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. The Bank maintained four Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $35.0 million as of December 31, 2018 and 2017. There were no advances under these lines of credit outstanding as of December 31, 2018 or 2017.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the periods indicated. Average assets were $1.13 billion for the year ended December 31, 2018 and $1.01 billion for the year ended December 31, 2017.

	As of and for the Years Ended December 31,
	2018	2017
Sources of funds:
Deposits:
Noninterest-bearing	16.6%	16.1%
Interest-bearing	62.5%	66.3%
Advances from FHLB and other borrowings	7.5%	7.6%
Other liabilities	0.3%	0.2%
Stockholders' equity	13.1%	9.8%
Total	100.0%	100.0%
Uses of funds:
Loans	83.9%	82.4%
Investment securities and other	5.3%	2.9%
Interest-bearing deposits in other banks	2.5%	8.2%
Other noninterest-earning assets	8.3%	6.5%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	21.0%	19.6%
Average loans to average deposits	106.1%	99.9%

Our primary source of funds is deposits and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including loans held for sale, increased 13.7% for the year ended December 31, 2018 compared to the year ended December 31, 2017. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 7.65 years and an effective duration of 5.14 years as of December 31, 2018.

As of December 31, 2018, we had outstanding $176.2 million in commitments to extend credit and $547 thousand in commitments associated with outstanding commercial and standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2018, we believe we had no exposure to future cash requirements associated with known uncertainties. Capital expenditures, including buildings and construction in process, for the years ended December 31, 2018 and 2017 were $4.9 million and $11.4 million, respectively.

We had cash and cash equivalents of $89.0 million and $57.9 million as of December 31, 2018 and 2017, respectively. The increase was primarily due to the cash received from the Comanche acquisition.

Interest Rate Sensitivity and Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Our asset liability and funds management policy provides management with the guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We manage our sensitivity position within our established guidelines.

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Our exposure to interest rate risk is managed by the Asset-Liability Management Committee of the Bank in accordance with policies approved by its board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk which include an analysis of relationships between interest-earning assets and interest-bearing liabilities, and an interest rate shock simulation model.

We use interest rate risk simulation models and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities, prepayment assumptions and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Average life of our non-maturity deposit accounts are based on standard regulatory decay assumptions and are incorporated into the model. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

On a quarterly basis, we run two simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rate changes over a 12-month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 5.0% for a 100 basis point shift, 10.0% for a 200 basis point shift, and 15.0% for a 300 basis point shift.

The following table summarizes the simulated change in net interest income over a 12-month horizon:

December 31, 2018
Change in interest rates (basis points)	% Change in Net Interest Income
+300	2.57%
+200	1.80%
+100	1.76%
Base	0.00%
-100	-4.47%

The following table summarizes an immediate shock in the fair value of equity as of the date indicated:

December 31, 2018
Change in interest rates (basis points)	% Change in Fair Value of Equity
+300	5.01%
+200	2.85%
+100	1.06%
Base	0.00%
-100	-9.11%

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Form 10-K have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

Unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other operating expenses do reflect general levels of inflation.

Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP, and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed in this Form 10-K as being non-GAAP financial measures. We classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.

The non-GAAP financial measures that we discuss in this Form 10-K should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this Form 10-K may differ from that of other banking organizations reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in this Form 10-K when comparing such non-GAAP financial measures.

Adjusted Earnings per Common Share – Basic and Diluted

Adjusted earnings per common share – basic and diluted is a non-GAAP financial measure that excludes merger related expenses. In our judgment, the adjustments made to net income allow investors and analysts to better assess our basic and diluted earnings per common share by removing the volatility this is associated with merger related expenses that are unrelated to our core business.

Merger related expenses for the year ended December 31, 2018 consisted of $1.5 million, after-tax. There were no merger related expenses for the years ended December 31, 2017 or 2016.

The following table reconciles, as of the date set forth below, basic and diluted earnings per common share and presents our basic and diluted earnings per common share exclusive of the impact of the impact of our merger related adjustments:

	As of or for the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Basic and diluted earnings per share - GAAP basis:
Net income	$9,978	$4,753	$3,715
Less:
Participated securities share of undistributed earnings	—	23	87
Net income available to common stockholders	$9,978	$4,730	$3,628
Weighted average number of common shares - basic	9,258,216	7,233,783	7,065,243
Weighted average number of common shares - diluted	9,642,408	7,519,944	7,205,709
Basic earnings per common share	$1.08	$0.65	$0.51
Diluted earnings per common share	$1.03	$0.63	$0.50
Basic and diluted earnings per share - Non-GAAP basis:
Net income available to common stockholders	$9,978	$4,730	$3,628
Pre-tax adjustments:
Noninterest expense
Merger related expenses	1,717	—	—
Taxes:
Tax effect of adjustments	(204)	—	—
Adjusted net income	$11,491	$4,730	$3,628
Weighted average number of common shares - basic	9,258,216	7,233,783	7,065,243
Weighted average number of common shares - diluted	9,642,408	7,519,944	7,205,709
Basic earnings per common share	$1.24	$0.65	$0.51
Diluted earnings per common share	$1.19	$0.63	$0.50

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible equity and presents our tangible book value per share compared to our book value per share:

	As of December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Total stockholders' equity	$198,796	$99,139	$92,896
Less:
Goodwill and other intangible assets	26,811	7,971	8,674
Tangible stockholders' equity	$171,985	$91,168	$84,222
Shares outstanding(1)	12,103,753	7,280,183	7,239,763
Book value per share(1)(2)	$16.42	$13.62	$12.83
Less:
Goodwill and other intangible assets per share(1)(3)	2.21	1.10	1.20
Tangible book value per share	$14.21	$12.52	$11.63

(1)

Reflects the issuance of 170,236 shares of common stock to our holders of Series A preferred stock in connection with the conversion of 170,236 shares of our issued and outstanding Series A preferred stock into common stock on February 23, 2017 and the one-for-two reverse stock split that occurred on March 16, 2017.

(2)	We calculate book value per share as total stockholders’ equity at the end of the relevant period divided by the outstanding number of shares of our common stock at the end of the relevant period.
(3)

We calculate goodwill and other intangible assets per share as total goodwill and other intangible assets at the end of the relevant period divided by the outstanding number of shares of our common stock at the end of the relevant period.

Tangible Equity to Tangible Assets

Tangible equity to tangible assets is a non-GAAP financial measure generally used by investors, financial analysts and investment bankers to evaluate financial institutions. We calculate tangible equity, as described above in “—Tangible Book Value Per Share”, and tangible assets as total assets less goodwill and core deposit intangibles and other intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible equity to tangible assets is total common stockholders’ equity to total assets.

We believe that this measure is important to many investors in the marketplace who are interested in the relative changes from period to period in common equity and total assets, each exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing both total stockholders’ equity and assets while not increasing our tangible equity or tangible assets.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible equity and total assets to tangible assets:

	As of December 31,
	2018	2017	2016
	(Dollars in thousands)
Total stockholders' equity to total assets - GAAP basis:
Total stockholders' equity (numerator)	$198,796	$99,139	$92,896
Total assets (denominator)	1,466,753	1,030,298	980,489
Total stockholders' equity to total assets	13.55%	9.62%	9.47%
Tangible equity to tangible assets - Non-GAAP basis:
Tangible equity:
Total stockholders' equity	$198,796	$99,139	$92,896
Less:
Goodwill and other intangible assets	26,811	7,971	8,674
Total tangible common equity (numerator)	$171,985	$91,168	$84,222
Tangible assets:
Total assets	1,466,753	1,030,298	980,489
Less:
Goodwill and other intangible assets	26,811	7,971	8,674
Total tangible assets (denominator)	$1,439,942	$1,022,327	$971,815
Tangible equity to tangible assets	11.94%	8.92%	8.67%

Net Interest Margin

We show net interest margin on a fully taxable equivalent basis, which is a non-GAAP financial measure.

We believe the fully tax equivalent basis is the preferred industry measurement basis for net interest margin and that it enhances comparability of net interest income arising from taxable and tax-exempt sources.

The following table reconciles, as of the dates set forth below, net interest margin on a fully taxable equivalent basis:

	As of and for the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net interest margin - GAAP basis:
Net interest income	$47,015	$38,579	$33,480
Average interest-earning assets	1,032,553	943,025	839,109
Net interest margin	4.55%	4.09%	3.99%
Net interest margin - Non-GAAP basis:
Net interest income	$47,015	$38,579	$33,480
Plus:
Impact of fully taxable equivalent adjustment	558	935	811
Net interest income on a fully taxable equivalent basis	$47,573	$39,514	$34,291
Average interest-earning assets	1,032,553	943,025	839,109
Net interest margin on a fully taxable equivalent basis - Non-GAAP basis	4.61%	4.19%	4.09%

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

Our accounting policies and estimates are described in greater detail in Note 1 Summary of Significant Accounting Policies in the notes to our consolidated financial statements included elsewhere in this Form 10-K. See “Risk Factors” for a discussion of information that should be considered in connection with an investment in our securities.

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

Stock-based Compensation

We sponsor incentive stock option plans under which options may be granted periodically to all of our full-time employees and directors or affiliates at a specific exercise price to acquire shares of our common stock. Shares are issued out of authorized unissued common shares. Compensation cost is measured based on the estimated fair value of the award at the grant date and is recognized in earnings on a straight-line basis over the requisite service period. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. This model requires assumptions as to the expected stock volatility, dividends, terms and risk-free rates. The expected volatility is based on the combination of the Company’s historical volatility and the volatility of comparable peer banks. The expected term represents the period of time that options are expected to be outstanding from the grant date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the appropriate life of each option.

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

Recently Issued Accounting Pronouncements

See Note 1 Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this Form 10-K regarding the impact of new accounting pronouncements which we have adopted.

Item 8. Financial Statements and Supplementary Data

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Spirit of Texas Bancshares, Inc.

Conroe, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spirit of Texas Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

Spokane, Washington

March 15, 2019

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2018	2017
Assets:
Cash and due from banks	$22,664	$19,054
Interest-bearing deposits in other banks	66,351	38,895
Total cash and cash equivalents	89,015	57,949
Time deposits in other banks	—	245
Investment securities
Available for sale securities, at fair value	179,461	37,243
Total investment securities	179,461	37,243
Loans held for sale	3,945	3,814
Loans:
Loans held for investment	1,092,940	869,119
Less: allowance for loan and lease losses	(6,286)	(5,652)
Loans, net	1,086,654	863,467
Premises and equipment, net	53,877	42,189
Accrued interest receivable	4,934	3,466
Other real estate owned and repossessed assets	782	21
Goodwill	18,253	4,485
Core deposit intangible	8,558	3,486
SBA servicing asset	3,965	3,411
Deferred tax asset, net	328	1,480
Bank-owned life insurance	7,401	479
Federal Home Loan Bank and other bank stock, at cost	5,304	4,812
Other assets	4,276	3,751
Total assets	$1,466,753	$1,030,298
Liabilities and stockholders' equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$256,784	$176,726
Interest-bearing	378,822	250,491
Total transaction accounts	635,606	427,217
Time deposits	547,042	408,151
Total deposits	1,182,648	835,368
Accrued interest payable	702	407
Short-term borrowings	12,500	15,000
Long-term borrowings	67,916	76,411
Other liabilities	4,191	3,973
Total liabilities	1,267,957	931,159
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $1 par value; 5 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, no par value; 50 million shares authorized; 12,103,753 and 7,280,183 shares issued and outstanding	169,939	82,615
Retained earnings	27,003	17,025
Accumulated other comprehensive income (loss)	1,854	(501)
Total stockholders' equity	198,796	99,139
Total liabilities and stockholders' equity	$1,466,753	$1,030,298

The accompanying notes are an integral part of these consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Interest income:
Interest and fees on loans	$55,087	$45,411	$39,455
Interest and dividends on investment securities	1,508	517	178
Other interest income	744	979	577
Total interest income	57,339	46,907	40,210
Interest expense:
Interest on deposits	8,482	6,602	5,482
Interest on FHLB advances and other borrowings	1,842	1,726	1,248
Total interest expense	10,324	8,328	6,730
Net interest income	47,015	38,579	33,480
Provision for loan losses	2,160	2,475	1,617
Net interest income after provision for loan losses	44,855	36,104	31,863
Noninterest income:
Service charges and fees	1,887	1,501	1,216
SBA loans servicing fees	2,727	1,794	1,831
Mortgage referral fees	621	634	751
Gain on sales of loans, net	5,120	5,684	4,437
Gain (loss) on sales of investment securities	—	—	69
Other noninterest income	134	25	38
Total noninterest income	10,489	9,638	8,342
Noninterest expense:
Salaries and employee benefits	27,512	23,338	21,094
Occupancy and equipment expenses	5,215	5,123	4,736
Professional services	3,055	1,845	1,745
Data processing and network	1,276	1,266	1,518
Regulatory assessments and insurance	1,094	924	742
Amortization of intangibles	917	703	671
Advertising	381	551	303
Marketing	508	579	634
Telephone expense	414	409	606
Other operating expenses	2,992	2,664	2,832
Total noninterest expense	43,364	37,402	34,881
Income before income tax expense	11,980	8,340	5,324
Income tax expense	2,002	3,587	1,609
Net income	9,978	4,753	3,715
Earnings per common share:
Basic	$1.08	$0.65	$0.51
Diluted	$1.03	$0.63	$0.50
Weighted average common shares outstanding:
Basic	9,258,216	7,233,783	7,065,243
Diluted	9,642,408	7,519,944	7,205,709

The accompanying notes are an integral part of these consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net income	$9,978	$4,753	$3,715
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $(626), $133 and $(89), respectively	2,355	(501)	172
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $0, $0 and $23, respectively	—	—	(46)
Total other comprehensive income (loss)	2,355	(501)	126
Total comprehensive income	$12,333	$4,252	$3,841

The accompanying notes are an integral part of these consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Shares of Common	Shares of Preferred	Common	Preferred	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance as of January 1, 2016	7,064,502	170,236	$77,743	$1,753	$8,557	$(126)	$87,927
Net income	—	—	—	—	3,715	—	3,715
Exercise of stock options	5,025	—	59	—	—	—	59
Stock-based compensation	—	—	1,069	—	—	—	1,069
Other comprehensive income (loss)	—	—	—	—	—	126	126
Balance as of December 31, 2016	7,069,527	170,236	$78,871	$1,753	$12,272	$—	$92,896
Net income	—	—	—	—	4,753	—	4,753
Conversion of preferred stock	170,236	(170,236)	1,753	(1,753)	—	—	—
Exercise of stock options and warrants	40,419	—	471	—	—	—	471
Issuance of common stock	1	—	—	—	—	—	—
Stock-based compensation	—	—	1,520	—	—	—	1,520
Other comprehensive income (loss)	—	—	—	—	—	(501)	(501)
Balance as of December 31, 2017	7,280,183	—	$82,615	$—	$17,025	$(501)	$99,139
Net income	—	—	—	—	9,978	—	9,978
Shares issued in offering, net	2,300,000	—	42,058	—	—	—	42,058
Shares issued in business combination	2,142,811	—	40,692	—	—	—	40,692
Exercise of stock options and warrants	380,759	—	3,902	—	—	—	3,902
Stock-based compensation	—	—	672	—	—	—	672
Other comprehensive income (loss)	—	—	—	—	—	2,355	2,355
Balance as of December 31, 2018	12,103,753	—	$169,939	$—	$27,003	$1,854	$198,796

The accompanying notes are an integral part of these consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$9,978	$4,753	$3,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,160	2,475	1,617
Depreciation and amortization	2,167	1,762	1,788
Net amortization (accretion) of premium (discount) on investment securities	306	237	85
Amortization of intangible assets	917	703	671
Accretion of discount on retained SBA loans	(1,287)	(946)	(730)
Deferred tax expense (benefit)	1,065	(50)	752
Originations of loans held for sale	(69,424)	(71,185)	(46,731)
Proceeds from loans held for sale	74,453	77,169	50,752
Net gains on sale of loans held for sale	(5,120)	(5,684)	(4,437)
(Gain) loss on sale of other real estate owned and repossessed assets	21	—	—
(Gain) loss on sale of investment securities	—	—	(69)
(Gain) loss on sale of premises and equipment	—	45	(21)
Fair value adjustment on SBA servicing asset	831	1,211	855
Stock-based compensation	672	1,520	1,069
Increase in cash surrender value of BOLI	(19)	(2)	(5)
Net change in operating assets and liabilities:
Net change in accrued interest receivable	(2)	(981)	(87)
Net change in accrued interest payable	103	143	53
Net change in other assets	167	584	(1,571)
Net change in other liabilities	(2,893)	2,098	(559)
Net cash provided by (used in) operating activities	14,095	13,852	7,147
Cash flows from investing activities:
Purchase of investment securities available for sale	—	(40,414)	—
Sales of investment securities available for sale	—	—	5,308
Sales of investment securities held to maturity	—	—	6,726
Paydown and maturities of investment securities available for sale	6,975	2,305	2,688
Paydown and maturities of investment securities held to maturity	—	—	833
Net purchase of FHLB and other bank stock	(161)	(69)	(59)
Net decrease in time deposits in other banks	245	—	748
Proceeds from the sale of loans held for investment	1,451	—	—
Net change in loans	(111,522)	(98,565)	(83,552)
Proceeds from the sale of other real estate owned	57	474	1,563
Purchase of premises and equipment	(6,617)	(14,164)	(7,260)
Proceeds from the sale of premises and equipment	—	502	30
Net cash received from branch acquisition	—	—	31,889
Net cash received in business combination	44,887	—	—
Net cash provided by (used in) investing activities	(64,685)	(149,931)	(41,086)
Cash flows from financing activities:
Net change in deposits	49,502	20,930	116,351
Proceeds from long-term borrowings	3,025	19,177	76,294
Repayment of long-term borrowings	(14,331)	(8,782)	(62,128)
Proceeds from short-term borrowings	32,500	15,000	—
Repayment of short-term borrowings	(35,000)	(5,000)	(35,000)
Shares issued in offering, net(1)	42,058	—	—
Exercise of stock options and warrants	3,902	471	59
Net cash provided by (used in) financing activities	81,656	41,796	95,576
Net change in cash and cash equivalents	31,066	(94,283)	61,637
Cash and cash equivalents at beginning of period	57,949	152,232	90,595
Cash and cash equivalents at end of period	$89,015	$57,949	$152,232
Supplemental disclosures of cash flow information:
Interest paid	$10,030	$8,185	$6,677
Income taxes paid	2,965	2,495	3,090
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$806	$472	$1,255
Fair value of assets acquired in branch acquisition, excluding cash	—	—	4,852
Liabilities assumed in branch acquisition	—	—	36,741
Fair value of assets acquired in business combination, excluding cash	299,090	—	—
Goodwill recorded	13,768	—	—
Liabilities assumed in business combination	303,287	—	—
Stock issued in business combination	40,692	—	—
(1)	Shares issued in offering were net of expenses of $452 thousand.

The accompanying notes are an integral part of these consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Spirit of Texas Bancshares, Inc. (the “Company”) is a bank holding company headquartered in Conroe, Texas that provides, through its bank subsidiary, a variety of financial services to individuals and corporate customers in Texas, which are primarily agricultural, light industrial and commercial areas.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company, and the accounts of its wholly-owned subsidiary, Spirit of Texas Bank, SSB (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Company follows conform, in all material respects, to United States generally accepted accounting principles (“GAAP”) and to general practices with the financial services industry.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Use of Estimates

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

Material estimates subject to significant change include the allowance for loan and lease losses, the carrying value of OREO, the fair value of financial instruments, including SBA servicing assets, business combination fair value computations, the valuation of goodwill and other intangible assets, stock-based compensation and deferred income tax assets.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Texas. Note 3 – Investment Securities discusses the types of investment securities that the Company invests in. Note 4 – Loans, net discusses the types of lending that the Company engages in as well as loan concentrations. The Company does not have a significant concentration of credit risk with any one customer.

Fair Value Measurement

The Company uses estimates of fair value in applying various accounting standards for its consolidated financial statements on either a recurring or non-recurring basis. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. The Company groups its assets and liabilities measured at fair value in three hierarchy levels, based on the observability and transparency of the inputs. These levels are as follows:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2—Observable inputs other than level 1 inputs, including quoted prices for similar assets and liabilities, quoted prices for identical assets and liabilities in less active markets and other inputs that can be corroborated by observable market data; and

Level 3—Unobservable inputs supported by limited or no market activity or data and inputs requiring significant management judgment or estimation; valuation techniques utilizing level 3 inputs include option pricing models, discounted cash flow models and similar techniques.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs in estimating fair value. Unobservable inputs are utilized in determining fair value estimates only to the extent that observable inputs are not available. The need to use unobservable inputs generally results from a lack of market liquidity and trading volume. Transfers between levels of fair value hierarchy are recorded at the end of the reporting period.

Transfers of Financial Assets

The Company accounts for the transfers and servicing of financial assets in accordance with ASC 860, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities . ASC 860, revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

A servicing asset related to SBA loans is initially recorded when these loans are sold and the servicing rights are retained. The Company has elected the fair value method to subsequently measure retained servicing rights. An updated fair value of the servicing asset is obtained from an independent third party on a quarterly basis and any necessary adjustments are included in SBA loan servicing fees on the consolidated statement of income. The valuation begins with the projection of future cash flows for each asset based on their unique characteristics, our market-based assumptions for prepayment speeds and estimated losses and recoveries. The present value of the future cash flows are then calculated utilizing our market-based discount ratio assumptions. In all cases, the Company models expected payments for every loan for each quarterly period in order to create the most detailed cash flow stream possible.

The Company uses various assumptions and estimates in determining the impairment of the SBA servicing asset. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid servicing rights available for sale in the market.

Cash and Cash Equivalents

For the purpose of presentation in the financial statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks”, “interest-bearing deposits in other banks”, and “federal funds sold.” Generally, federal funds are purchased and sold for one day periods. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The majority of cash and cash equivalents of the Company are maintained with major financial institutions in the United States. As such, interest-bearing, non-transaction account deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and therefore, bear minimal risk. The FDIC insurance coverage is $250 thousand. The Company periodically evaluates the stability of the financial institutions with which it has deposits, and believes the risk of any potential credit loss is minimal. The Company was required to have $20.7 million and $14.3 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements as of December 31, 2018 and 2017, respectively.

Investment Securities

The Company determines the classification of investment securities at the time of purchase. If the Company has the intent and the ability at the time of purchase to hold debt securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Debt securities the Company does not intend to hold to maturity are classified as available for sale and carried at estimated fair value with unrealized gains or losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss), net of applicable income taxes. Available for sale securities are a part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, prepayment risk or other market factors.

Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income over the period to maturity of the related security using the effective interest method. Realized gains or losses on the sale of securities are determined using the specific identification method.

The Company reviews investment securities for impairment on a quarterly basis or more frequently if events and circumstances warrant. In order to determine if a decline in fair value below amortized cost represents other-than-temporary impairment (“OTTI”), management considers several factors, including but not limited to, the length of time and extent to which the fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the issuer (considering factors such as adverse conditions specific to the issuer and the security and ratings agency actions) and the Company’s intent and ability to retain the investment in order to allow for an anticipated recovery in fair value.

The Company recognizes OTTI of a debt security for which there has been a decline in fair value below amortized cost if (i) management intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security. The amount by which amortized cost exceeds the fair value of a debt security that is considered to have OTTI is separated into a component representing the credit loss, which is recognized in earnings, and a component related to all other factors, which is recognized in other comprehensive income (loss). The measurement of the credit loss component is equal to the difference between the debt security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. If the Company intends to sell the security, or if it is more likely than not it will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the security.

Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) and Independent Bankers’ Bank (TIB) Stock

The Bank is a member of the FHLB, FRB and the Independent Bankers’ Bank and is required to maintain an investment in the stock of the FHLB, FRB and TIB. No market exists for these stocks, and the Bank’s investment can be liquidated only through redemption by the FHLB, FRB or TIB, at the discretion of and subject to conditions imposed by the FHLB, FRB and TIB. Historically, FHLB, FRB and TIB stock redemptions have been at cost (par value), which equals the Company’s carrying value. The Company monitors its investment in FHLB, FRB and TIB stock for impairment through review of recent financial results of the FHLB, FRB and TIB including capital adequacy and liquidity position, dividend payment history, redemption history and information from credit agencies. The Company has not identified any indicators of impairment of FHLB, FRB or TIB stock.

Loans Held for Sale

Loans held for sale consist of the guaranteed portion of SBA loans that the Company intends to sell after origination and are reflected at the lower of aggregate cost or fair value.

Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any allowance for loan and lease losses, unamortized deferred fees and costs and unamortized premiums or discounts. The net amount of nonrefundable loan origination fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using methods which approximate the level yield method. Discounts and premiums are amortized or accreted to interest income over the estimated term of the loans using methods that approximate the level yield method. Interest income on loans is accrued based on the unpaid principal balance outstanding and the contractual terms of the loan agreements.

Acquired loans are recorded at their estimated fair value as of the acquisition date and subsequently accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. The fair value discount is accreted using methods which approximate the level yield method over the remaining term of the loans and is recognized as a component of interest income.

A substantial portion of the loan portfolio is comprised of commercial and real estate loans throughout Texas. The ability of the Company’s debtors to honor their contracts is dependent upon the general economic conditions of this area.

The loans held for investment portfolio is segmented into commercial and industrial loans, 1-4 single family residential loans (including home equity loans), construction, land and development loans, commercial real estate loans, consumer loans and leases, and municipal and other loans. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to repay the loan through operating profitably and effectively growing its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the credit quality and cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee to add strength to the credit and reduce the risk on a transaction to an acceptable level; however, some short-term loans may be made on an unsecured basis to the most credit worthy borrowers.

Commercial real estate loans and 1-4 family single family residential loans are subject to underwriting standards and processes similar to commercial loans. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.

With respect to loans to developers and builders, the Company generally requires the borrower to have a proven record of success and an expertise in the building industry. Construction, land and development loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction, land and development loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction, land and development loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project.

The Company’s non-real estate consumer loans and leases are based on the borrower’s proven earning capacity over the term of the loan. The Company monitors payment performance periodically for consumer loans to identify any deterioration in the borrower’s financial strength. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by management and staff. This activity, coupled with a relatively small volume of consumer loans, minimizes risk.

Municipal and other loans are comprised of loans to municipalities and emergency service, hospital and school districts primarily throughout Texas. The majority of these loans have tax or revenue pledges and in some cases are additionally supported by collateral. Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.

U.S. Small Business Association (“SBA”) Lending Activities

The Bank originates loans to customers in the State of Texas and throughout the United States under an SBA program that generally provides for SBA guarantees of between 75 percent and 85 percent of each loan. The Bank routinely sells the guaranteed portion of its SBA loans to a third party and retains the servicing, holding the nonguaranteed portion in its portfolio. When the guaranteed portion of an SBA loan is sold, the premium received on the sale and the present value of future cash flows of the servicing assets are recognized in income. SBA servicing assets are recognized separately when rights are acquired through the sale of SBA guaranteed portion. These servicing rights are initially measured at fair value at the date of sale and included in the gain on sale. Updated fair values are obtained from an independent third party on a quarterly basis and adjustments are presented in SBA loan servicing fees on the consolidated statements of income. To determine the fair value of SBA Servicing Rights, the Bank uses market prices for comparable servicing contracts, when available, or alternatively, uses a valuation model that calculates the present value of estimated future net servicing income.

In using this valuation method, the Bank incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost to service, the discount rate, custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, default rates, late fees and losses. Serviced loans sold to others are not included in the accompanying balance sheet. Income (losses) and fees collected for loan servicing are included in SBA loan servicing fees in the consolidated statements of income.

Nonaccrual Loans

The Company classifies loans as past due when the payment of principal or interest is greater than 30 days delinquent based on the contractual next payment due date. The Company’s policies related to when loans are placed on nonaccrual status conform to guidelines prescribed by regulatory authorities. Loans are placed on nonaccrual status when it is probable that principal or interest is not fully collectible, or generally when principal or interest becomes 90 days past due, whichever occurs first. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period and amortization of any discount ceases. Interest payments received thereafter are applied as a reduction to the remaining principal balance unless management believes that the ultimate collection of the principal is likely, in which case payments are recognized in earnings on a cash basis. Loans are removed from nonaccrual status when they become current as to both principal and interest and the collectability of principal and interest is no longer doubtful.

Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a nonaccrual loan.

Troubled Debt Restructurings

In certain situations due to economic or legal reasons related to a borrower’s financial difficulties, the Company may grant a concession to the borrower for other than an insignificant period of time that it would not otherwise consider. At that time, the related loan is classified as a troubled debt restructuring (“TDR”) and considered impaired. The concessions granted may include rate reductions, principal forgiveness, payment forbearance, extensions of maturity at rates of interest below those commensurate with the risk profile of the borrower, and other actions intended to minimize economic loss. A troubled debt restructured loan is generally placed on nonaccrual status at the time of the modification unless the borrower has no history of missed payments for six months prior to the restructuring. If the borrower performs pursuant to the modified loan terms for at least six months and the remaining loan balance is considered collectible, the loan is returned to accrual status.

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreements. All impaired loans are reviewed individually for specific reserves on a quarterly basis.

Allowance for Loan and Lease Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, changes in the composition and volume of the portfolio, and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designated to account for credit deterioration as it occurs.

The provision for loan losses reflects management’s periodic evaluation of individual loans and changes to the required allowance for specific loans, economic factors, past loan loss experience, loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged-off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company’s allowance for loan losses consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Company.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of impaired loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the borrower’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. The initial analysis is performed by the relationship manager and credit rating is reviewed and approved by the Chief Credit Officer, Deputy Chief Credit Officer or the Bank’s President.

Specific valuation allowances are established when the discounted cash flows (or collateral value or observable market price) of an impaired loan is lower than the carrying value of that loan. Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company derives historical loss rates from historical probability of default and loss given default, using a rolling five years of data. The historical loss rates are periodically updated based on actual charge-off experience.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

In general, valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Company’s lending management and staff; (ii) the effectiveness of the Company’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in nature and loan portfolio volume; (v) the composition and concentrations of credit; (vi) the effectiveness of the loan review function; (vii) the impact of national and local economic business conditions; and (viii) the impact of external factors, such as competition or legal and regulatory requirements. The results are then input into a “general allocation matrix” to determine an appropriate general valuation allowance. Loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less costs to sell, for collateral dependent loans. Subsequent recoveries, if any, are credited to the allowance for loan and lease losses. Management regularly reviews the loan portfolio and makes adjustments for loan losses, in order to maintain the allowance for loan and lease losses in accordance with United States GAAP.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation or amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, except for land which is stated at cost. The useful lives of premises and equipment are: 30 to 40 years for bank premises; 3 to 5 years for computer equipment and software; and 5 to 10 years for furniture and equipment.

Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms, including certain renewals that were deemed probable at lease inception, or the estimated useful lives of the improvements. Purchased software and external direct costs of computer software developed for internal use are capitalized provided certain criteria are met and amortized over the useful lives of the software. Rent expense and rental income on operating leases are recorded using the straight-line method over the appropriate lease terms.

The Bank reviews the carrying value of long-lived assets and certain identifiable intangibles for impairment whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed by ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets.

Other Real Estate Owned (“OREO”) and Repossessed Assets

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at their fair value less estimated disposition costs. When such assets are acquired, any shortfall between the loan carrying value and the estimated fair value of the underlying collateral less disposition costs is recorded as an adjustment to the allowance for loan and lease losses while any excess is recognized in income. The Company periodically performs a valuation of the property held; any excess of carrying value over fair value less disposition costs is charged to earnings as impairment. Routine maintenance and real estate taxes are expensed as incurred.

Bank Owned Life Insurance (“BOLI”)

The Bank owns life insurance policies on certain key, active employees and former directors. These policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable. Increases in the cash surrender value of these policies are included in noninterest income in the Consolidated Statements of Income. The Company’s BOLI policies are invested in general account and hybrid account products that have been underwritten by highly-rated third party insurance carriers.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. We assess goodwill for impairment annually as of December 31 of each year. The Company has one reporting unit, the Bank. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, etc. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. The Bank did not identify any impairment on its outstanding goodwill from its most recent testing which was performed as of December 31, 2018. Goodwill was evaluated in accordance with ASC 350-20 using a qualitative analysis. Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposit relationships acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 12 years. Significantly all CDI is amortized using the sum of the years digits method. The Company evaluates such identifiable intangibles for impairment when events and circumstances indicate that its carrying amount may not be recoverable. If an impairment loss is determined to exist, the loss is reflected as an impairment charge in the Consolidated Statements of Income for the period in which such impairment is identified. No impairment charges were required to be recorded for the years ended December 31, 2018, 2017 or 2016.

Preferred Stock

In 2011, as voted upon by its shareholders during the annual meeting, the Company established a $1 par Series A preferred stock whereby shareholders of record owning less than 5,000 common shares would be reclassified into one-for-one share of Series A preferred stock.  On February 23, 2017, we reclassified our 170,236 shares of Series A preferred stock into common stock on a one-for-one basis.

Comprehensive Income

The Company presents as a component of comprehensive income the amounts from transactions and other events, which currently are excluded from the consolidated statements of income and are recorded directly to shareholders’ equity. These amounts consist of unrealized holding gains (losses) on available for sale securities.

Insurance Premiums

The Company recognizes revenue for short-duration contracts over the related contract period. Short-duration contracts primarily include credit life and credit disability policies. The Company recognizes unearned premiums on credit life and credit disability as revenue using the sum-of-the-digits, straight-line or other appropriate methods over the terms of the policies.

Income Taxes

Income tax expense is determined using the asset and liability method and consists of income taxes that are currently payable and deferred income taxes. Deferred income tax expense (benefit) is determined by recognizing deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Changes in tax rates on deferred tax assets and liabilities are recognized in income in the period that includes the enactment date.

A valuation allowance is established for deferred tax assets when management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. In making such determinations, the Company considers all available positive and negative evidence that may impact the realization of deferred tax assets. These considerations include future reversals of existing taxable temporary differences, projected future taxable income, and available tax planning strategies.

The Company files a consolidated federal income tax return including the results of its wholly owned subsidiary, the Bank. The Company estimates income taxes payable based on the amount it expects to owe the various tax authorities (i.e., federal and state). Income taxes represent the net estimated amount due to, or to be received from, such tax authorities. In estimating income taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. Although the Company uses the best available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws and judicial guidance influencing its overall tax position.

An uncertain tax position is recognized only if it is more-likely-than-not to be sustained upon examination, including resolution of any related appeals or litigation process, based on the technical merits of the position. The amount of tax benefit recognized in the financial statements is the largest amount of benefit that is more than fifty percent likely to be sustained upon ultimate settlement of the uncertain tax position. If the initial assessment fails to result in recognition of a tax benefit, the Company subsequently recognizes a tax benefit if there are changes in tax law or case law that raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, the statute of limitations expires, or there is a completion of an examination resulting in a settlement of that tax year or position with the appropriate agency.

Management has analyzed the tax positions taken by the Company, and did not identify any uncertain tax positions at December 31, 2018. Management recorded an uncertain tax position at December 31, 2017 arising from a deduction taken on the 2016 federal return related to a request for change in accounting method. The total amount of the recorded uncertain tax position at December 31, 2017 was $903 thousand and was included in other liabilities. Upon filing the 2016 federal, amended return, the uncertain tax position was settled against the approximately $1.0 million left on account with the IRS. The Company’s policy is to classify interest and penalties associated with income taxes within other expenses. The Company recorded interest and penalties of $23 thousand for the year ended December 31, 2018. The Company did not record interest and penalties associated with income taxes at December 31, 2017 or 2016.

The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits in progress for any tax periods. Management believes it is no longer subject to income tax examinations for years prior to 2015.

Off-Balance Sheet Arrangements

The Company enters into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Substantially all of the commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. The Company decreases its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

Stock-based Compensation

The Company sponsors incentive stock option plans established in 2008 (the “2008 Stock Plan”) and in 2017 (the “2017 Stock Plan”) under which options may be granted periodically to all full-time employees and directors of the Company or its affiliates at a specific exercise price to acquire shares of the Company’s common stock. Shares are issued out of authorized unissued common shares. Compensation cost is measured based on the estimated fair value of the award at the grant date and is recognized in earnings on a straight-line basis over the requisite service period. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. This model requires assumptions as to the expected stock volatility, dividends, terms and risk-free rates. The expected volatility is based on the combination of the Company’s historical volatility and the volatility of comparable peer banks. The expected term represents the period of time that options are expected to be outstanding from the grant date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the appropriate life of each option.

Earnings per Common Share

The Company presents basic and diluted earnings per common share (“EPS”) data for its common stock. Basic EPS is calculated by dividing the net income attributable to shareholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to shareholders and the weighted average number of shares of common stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted and warrants. Potential common stock equivalents that have been issued by the Company related to outstanding stock options and warrants are determined using the treasury stock method, while potential common shares related to Series A Preferred stock are determined using the “if converted” method.

The Company’s Series A Preferred stock are considered participating securities under ASC 260, “Earnings Per Share” which means the security may participate in undistributed earnings with common stock. The holders of the Series A Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends, other than dividends in the form of common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stock holders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

Segment Reporting

The Company operates in one reportable segment of business, community banking, which includes the Bank, the Company’s wholly-owned banking subsidiary. Through the Bank, the Company provides a broad range of retail and commercial banking services. Management makes operating decisions and assesses performance based on an ongoing review of these banking operations, which constitute the Company’s only operating segment.

Recently Issued Accounting Pronouncements

Accounting Standards Update (ASU) 2018-15, “Intangibles – Goodwill and Other – Internal Use Software” – issued in August 2018, ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The amendments of ASU 2018-15 are effective for public entities for interim and annual periods beginning after December 15, 2019 and for other entities for periods beginning after December 15, 2020.  Management will early adopt ASU 2018-15 as of January 1, 2019 as early adoption is permitted. ASU 2018-15 is not expected to have a material impact on the Company’s consolidated financial statements.

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

ASU 2018-09, “Codification Improvements.” - issued in July 2018, ASU No. 2018-09 makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. ASU 2018-09 is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2018-07, “Compensation-Stock Compensation.” - issued in June 2018, ASU 2018-07 expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments also clarify that ASC 718 does not apply to share-based payments used to provide either financing to the issuer or awards granted in conjunction with selling goods or services to customers under a contract subject to ASC 606, Revenue from Contracts with Customers.  The amendments of ASU 2018-07 are effective for public entities for interim and annual periods beginning after December 15, 2018 and for other entities for periods beginning after December 15, 2019.  Management will adopt ASU 2018-07 using the public company effective date as early adoption is permitted. This ASU will not impact the consolidated financial statements as the Company has not issued share-based payments in exchange for acquiring goods or services from nonemployees.

ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 seeks to provide clarity, reduce diversity in practice, and reduce cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, regarding a change to the terms or conditions of a share-based payment award. In fact, ASU 2017-09 provides guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. Note that the current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The amendments of ASU 2017-09 are effective for all entities for interim and annual periods beginning after December 15, 2017 and must be applied prospectively to awards modified on or after the adoption date. Management adopted ASU 2017-09 during the first quarter of 2018 and it did not have a material impact on the Company’s consolidated financial statements as no awards were modified during the year.

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

ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Issued in January 2017, ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective prospectively for public entities for annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019 and for all other entities for impairment tests in fiscal years beginning after December 15, 2021. Management will adopt this ASU using the public company effective date as early adoption is permitted and will continue to evaluate the impact this ASU will have on the consolidated financial statements through its effective date; however, the adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2017-01, “Business Combinations (Topic 805)—Clarifying the Definition of a Business.” Issued in January 2017, ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, which determines whether goodwill should be recorded or not. The amendments in ASU No. 2017-01 provide a screen to determine when a set of assets and activities (collectively, a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If, however, the screen is not met, then the amendments in ASU 2017- 01 require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and remove the evaluation of whether a market participant could replace missing elements. The revised definition will result in more transactions being recorded as asset acquisitions or dispositions as opposed to business acquisitions or dispositions. The amendments of ASU 2017-01 are effective for public business entities for fiscal years beginning after December 15, 2017, and for private companies for fiscal years beginning after December 15, 2018. Management has elected to adopt this ASU using the private company effective date and is currently evaluating the impact this ASU will have on the consolidated financial statements; however, the adoption of ASU 2017-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and for all other entities for fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company adopted this ASU during the first quarter of 2018 and it did not have a material impact on the Company’s consolidated financial statements as the Company does not have restricted cash.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The objective of issuing this ASU is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. As such, the Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this guidance eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments of this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and for private companies for fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. Management has elected to adopt this ASU using the private company effective date. This ASU will not impact the consolidated financial statements as the Company does not currently engage in intra-entity transfers of assets.

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” Issued in August 2016, ASU 2016-15 provides guidance to reduce the diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments of ASU 2016-15 provide guidance on eight specific cash flow items: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon bonds; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. The amendments of ASU 2016-15 are effective for public entities for interim and annual periods beginning after December 15, 2017 and for all other entities for periods beginning after December 15, 2018. The Company adopted this ASU during the first quarter of 2018 and it did not have a material impact on the Company’s consolidated financial statements as the Company does not have the specific cash flows outlined in this ASU.

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Issued in June 2016, ASU 2016-13 will add FASB ASC Topic 326, “Financial Instruments-Credit Losses” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.” The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down. The amendments of ASU 2016-13 were originally effective for public entities for interim and annual periods beginning after December 15, 2019 and for all other entities for periods beginning after December 15, 2020. Issued in November 2018, ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments-Credit Losses, alters the effective date of ASU 2016-13 for private companies.  Under the provisions of ASU 2018-19, ASU 2016-13 is now effective for fiscal years beginning after December 15, 2021 including interim periods within those years for non-public business entities.  Earlier application is permitted for interim and annual periods beginning after December 15, 2018. Management has elected to adopt this ASU using the updated private company effective date and is currently evaluating the impact this ASU will have on the consolidated financial statements and that evaluation will depend on economic conditions and the composition of the Company’s loan and lease portfolio at the time of adoption.

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  The amendments of ASU 2016-02 are effective for public entities for interim and annual periods beginning after December 15, 2018 and for other entities for periods beginning after December 15, 2019.  The adoption of this ASU will result in an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee.  Under current accounting standards, all of the Company's leases are classified as operating leases and, as such, are not recognized on the Company's Consolidated Balance Sheet.  Additionally, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases, Targeted Improvements. The amendments in these updates provide additional clarification and implementation guidance on certain aspects of ASU 2016-02 and have the same effective and transition requirements as ASU 2016-02. Specifically, ASU 2018-11 creates an additional transition method option allowing entities to record a cumulative effect adjustment to opening retained earnings in the year of adoption.  In December 2018, the FASB further issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors.  The amendments in this update permits lessors to make an accounting policy election to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs and instead account for the costs as if they were lessee costs.  Additionally, the amendment requires lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments.  Management will adopt these ASUs using the private company effective date of January 1, 2020 and is currently evaluating the impact to the consolidated financial statements and related method of adoption, specifically, we are in the process of determining an appropriate discount rate to record identified right-of-use assets.

ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of the FASB Accounting Standards Codification).” Issued in January 2016, ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information. The amendments of ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; (iii) eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (iv) requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requiring an entity that has elected the fair value option to measure the fair value of a liability to present separately in other comprehensive income the portion of the change in the fair value resulting from a change in the instrument-specific credit risk; (vi) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. The amendments of ASU 2016-01 are effective for public entities for interim and annual periods beginning after December 15, 2017 and for all other entities for periods beginning December 15, 2018. Management has adopted this ASU during the first quarter of 2018 and it did not have a material impact on the Company’s consolidated financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.” ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year.  ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for public business entities for fiscal years beginning after December 15, 2017, and for private companies for fiscal years beginning after December 15, 2018.  All subsequently issued ASU’s which provide additional guidance and clarifications to various aspects of FASB ASC Topic 606 will become effective when the amendments of ASU 2014-09 become effective.  These subsequently issued ASU’s include ASU 2016-08 “Revenue from Contracts with Customers (Topic 606)-Principal versus Agent Considerations,” ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing,” and ASU 2016-12 “Revenue from Contracts with Customers (Topic 606)-Narrow Scope Improvements and Practical Expedients.”  These amendments clarify the main provisions of ASU-2014-09 with respect to specific revenue types based upon implementation questions submitted.  Specifically, revenue in which a third party satisfies a portion of the performance obligations, revenue from licensing activities, and the assessment of collectability, treatment of sales taxes, non-cash consideration, and contract modifications at transition.  Management has elected to adopt this ASU using the private company effective date of January 1, 2019 and has completed an analysis to determine which revenue streams are within the scope of ASU 2014-09 and the associated impact on those revenue streams.  Management has determined that approximately 5% of the revenues earned by the Company are within the scope of ASU 2014-09, and, for most of the revenue streams within the scope of ASU 2014-09, the amendments do not change the timing or amount of revenue recognized.  Management will adopt this ASU using the modified retrospective method of application and does not anticipate recording a cumulative adjustment for prior periods presented.

NOTE 2. BUSINESS COMBINATIONS

Comanche National Corporation

On November 14, 2018, Spirit of Texas Bancshares, Inc. (the “Company” or “Spirit”) completed its acquisition of Comanche National Corporation and its subsidiary, The Comanche National Bank (together, “Comanche”). This transaction resulted in 8 additional branches in the North Texas region. The Company issued 2,142,811 shares of its common stock as well as a net cash payment to Comanche shareholders of $12.2 million for all outstanding stock of Comanche and resulting in 100% ownership interest.

The Company has recognized total goodwill of $13.8 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The fair value of the consideration exchanged related to the Company’s common stock was calculated based upon the closing market price of the Company’s common stock as of November 14, 2018. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company incurred expenses related to the acquisition of approximately $1.4 million for the year ended December 31, 2018 which are included in noninterest expense in consolidated statements of income.

Non-credit impaired loans had a fair value of $116.2 million at the acquisition date and contractual balance of $117.2 million. As of the acquisition date, the Company expects that an insignificant amount of the contractual balance of these loans will be uncollectible. The difference of $946 thousand will be recognized into interest income as an adjustment to yield over the life of the loans.

Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets of acquired bank (Dollars in thousands):
Cash and cash equivalents	$57,135
Securities available for sale	144,735
Loans held for investment	116,220
Premises and equipment, net	6,634
Other real estate owned	33
Goodwill	13,768
Core deposit intangible	5,988
Other assets	11,712
Total assets acquired	$356,225
Liabilities of acquired bank:
Deposits	$297,778
Trust preferred securities	2,811
Other liabilities	2,698
Total liabilities assumed	$303,287
Common stock issued at $18.99 per share	$40,692
Cash paid	$12,246

As of December 31, 2018, management is still evaluating the fair values of other assets and other liabilities. Amounts shown above are preliminary and we expect to finalize these values by the second quarter of 2019.

The following table presents unaudited pro forma information as if the Comanche acquisition was completed as of January 1, 2017. The pro forma results combine the historical results of Comanche into the Company's consolidated statement of income including the impact of certain purchase accounting adjustments including loan discount accretion and intangible assets amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1 of each year.

	December 31,
	2018	2017
	(Dollars in thousands)
Interest income	$68,419	$59,099
Noninterest income	11,853	11,219
Total Revenue	80,272	70,318
Net income(1)	$13,624	$6,906
Basic earnings per share	$1.19	$0.73
Diluted earnings per share	$1.16	$0.71

(1)

Excludes acquisition, restructure, conversion, and retention related costs incurred by the Company of $1.4 million and $0 for the years ended December 31, 2018 and 2017, respectively, and acquisition / change of control related costs incurred by Comanche of $150 thousand and $0 for the years ended December 31, 2018 and 2017, respectively.

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as Comanche was merged into the Company and separate financial information is not readily available.

NOTE 3. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized	Unrealized		Fair
December 31, 2018	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$2,015	$—	$81	$1,934
State and municipal obligations	17,201	847	—	18,048
Residential mortgage-backed securities	152,232	2,614	872	153,974
Corporate bonds and other debt securities	5,667	—	162	5,505
Total available for sale	$177,115	$3,461	$1,115	$179,461

	Amortized	Unrealized		Fair
December 31, 2017	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$2,010	$—	$61	$1,949
Residential mortgage-backed securities	30,156	—	527	29,629
Corporate bonds and other debt securities	5,711	—	46	5,665
Total available for sale	$37,877	$—	$634	$37,243

Taxable interest and dividends on investment securities were $1.4 million, $517 thousand and $178 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. Tax-exempt interest on investment securities was $78 thousand for the year ended December 31, 2018.  There was no tax-exempt interest on investment securities for the years ended December 31, 2017 or 2016.

There were $106.6 million securities pledged at December 31, 2018 to collateralize public funds. There were no securities pledged at December 31, 2017.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

	Amortized	Fair
December 31, 2018	Cost	Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$127	$127
Due after one year through five years	7,204	7,007
Due after five years through ten years	2,679	2,778
Due after ten years	14,873	15,575
Residential mortgage-backed securities	152,232	153,974
Total available for sale	$177,115	$179,461

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$—	$—	$1,934	$81	$1,934	$81
State and municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	1	—	25,479	872	25,480	872
Corporate bonds and other debt securities	—	—	5,505	162	5,505	162
Total available for sale	$1	$—	$32,918	$1,115	$32,919	$1,115

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$1,949	$61	$—	$—	$1,949	$61
Residential mortgage-backed securities	29,627	527	—	—	29,627	527
Corporate bonds and other debt securities	5,665	46	—	—	5,665	46
Total available for sale	$37,241	$634	$—	$—	$37,241	$634

At December 31, 2018, the Company’s security portfolio consisted of 232 securities, of which 49 were in an unrealized loss position. One of the 49 securities in an unrealized loss position at December 31, 2018 were in an unrealized loss position for less than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.

The Company monitors its investment securities for OTTI. Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at December 31, 2018. The following describes the basis under which the Company has evaluated OTTI:

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

There were no securities sold for the years ended December 31, 2018 or 2017. Sale proceeds and gross realized gains and losses on the sale of securities available for sale are shown below. The cost of securities sold is based on the specific identification method.

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Sale proceeds from sale of available for sale securities	$—	$—	$5,308
Gross realized gains	$—	$—	$—
Gross realized losses	—	—	(27)
Net realized gains (losses)	$—	$—	$(27)

In October 2016, the Company sold its $6.7 million held-to-maturity investment portfolio and realized a gross pre-tax gain of $96 thousand to provide liquidity for loan growth.

NOTE 4. LOANS, NET

Loans consisted of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(Dollars in thousands)
Commercial and industrial loans (1)	$173,892	$135,040
Real estate:
1-4 single family residential	275,644	232,510
Construction, land and development	159,734	139,470
Commercial real estate (including multifamily)	397,953	285,731
Consumer loans and leases	24,378	22,736
Municipal and other loans	61,339	53,632
Total loans held in portfolio (2)	$1,092,940	$869,119
Allowance for loan losses	(6,286)	(5,652)
Loans held in portfolio, net	$1,086,654	$863,467

(1)	Balance includes $76.9 million and $67.1 million of the unguaranteed portion of SBA loans as of December 31, 2018 and 2017, respectively.
(2)	Balance includes $(4.9) million and $(3.4) million of deferred fees, cost, premium and discount as of December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, the Company had pledged loans as collateral for FHLB advances of $385.5 million and $358.2 million, respectively. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2018 and 2017.

The Company originates and sells loans secured by the SBA. The Company retains the unguaranteed portion of the loan and servicing on the loans sold and receives a fee based upon the principal balance outstanding. During the years ended December 31, 2018, 2017 and 2016, the Company sold approximately $69.0 million, $70.3 million and $46.3 million, respectively, in loans to third parties. The loan sales resulted in realized gains of $5.1 million, $5.7 million and $4.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

During the second quarter of 2018, the Company sold a loan to one of its directors for $1.5 million. No gain or loss was recognized on this transaction.

In the ordinary course of business, the Company makes loans to executive officers and directors. Loans to these related parties, including companies in which they are principal owners, are as follows:

	For the Years Ended December 31,
	2018	2017
	(Dollars in thousands)
Principal outstanding, beginning of year	$463	$9,036
Additions (reductions) of affiliations	—	(8,425)
New loans made in current year	—	—
Repayments	(356)	(148)
Principal outstanding, end of year	$107	$463

There were no unfunded commitments to related parties at December 31, 2018 and 2017, respectively.

NOTE 5. ALLOWANCE FOR LOAN AND LEASE LOSSES

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

Prior to the second quarter of 2018, the Company was utilizing a peer bank allowance coverage ratio in the qualitative reserve calculation, as the Company did not have enough historical defaults to rely on its own loss factors. Beginning the second quarter of 2018, the Company had a sufficient amount of defaults over the five year lookback period to transition over to relying more on its own historical loss data versus peer data. While this did not result in a significant change to the allowance for loan and lease losses as a whole, it continues to impact the provision for certain loan categories in which the Company had experienced more historical defaults.

On November 14, 2018, the Company closed its acquisition of Comanche. At the date of acquisition, Comanche had $117.2 million in loans.  In accordance with ASC 805 Business Combinations, the Company utilized a third party to value the loan portfolio as of the acquisition date. Based upon the third party valuation, the fair value of the loans was approximately $116.2 million at the acquisition date. The overall discount calculated was $946 thousand and will be accreted into interest income over the life of the loans.

As of December 31, 2018, all purchased loans were excluded from the allowance for loan and lease losses calculation given there was no deterioration between the acquisition date and year end. Purchased credit impaired loans were insignificant. Going forward, management will evaluate the remaining credit quality, credit discount and charge-offs associated with these purchased loans to determine if an additional allowance is deemed necessary.

The following tables present information related to the allowance for loan and lease losses for the periods presented:

	Allowance Rollforward
	Beginning				Ending
For the Year Ended December 31, 2018	Balance	Charge-offs	Recoveries	Provision	Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,046	$(1,465)	$75	$2,797	$4,453
Real estate:
1-4 single family residential	902	(5)	—	(838)	59
Construction, land and development	441	—	—	290	731
Commercial real estate (including multifamily)	898	—	—	62	960
Consumer loans and leases	198	(132)	1	13	80
Municipal and other loans	167	—	—	(164)	3
Ending allowance balance	$5,652	$(1,602)	$76	$2,160	$6,286

	Allowance Rollforward
	Beginning				Ending
For the Year Ended December 31, 2017	Balance	Charge-offs	Recoveries	Provision	Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,347	$(974)	$7	$1,666	$3,046
Real estate:
1-4 single family residential	647	(23)	—	278	902
Construction, land and development	364	—	—	77	441
Commercial real estate (including multifamily)	667	(34)	—	265	898
Consumer loans and leases	186	(156)	—	168	198
Municipal and other loans	146	—	—	21	167
Ending allowance balance	$4,357	$(1,187)	$7	$2,475	$5,652

	Allowance Rollforward
	Beginning				Ending
For the Year Ended December 31, 2016	Balance	Charge-offs	Recoveries	Provision	Balance
	(Dollars in thousands)
Commercial and industrial loans	$1,119	$(282)	$58	$1,452	$2,347
Real estate:
1-4 single family residential	623	(3)	—	27	647
Construction, land and development	398	(32)	30	(32)	364
Commercial real estate (including multifamily)	670	—	—	(3)	667
Consumer loans and leases	89	(113)	6	204	186
Municipal and other loans	177	—	—	(31)	146
Ending allowance balance	$3,076	$(430)	$94	$1,617	$4,357

Credit Quality Indicators

In evaluating credit risk, the Company looks at multiple factors; however, management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 single family residential, home equity loans and lines of credit and consumer loans. Delinquency statistics are updated at least monthly. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial, construction, land and development and commercial real estate loans. Internal risk ratings for consumer based loans are largely driven by past due status. Internal risk ratings are updated on a continuous basis.

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment:

	Accruing
		30 to 59	60 to 89	90 or More
		Days Past	Days Past	Days Past	Non-
December 31, 2018	Current	Due	Due	Due	Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$169,206	$605	$223	$288	$3,570	$173,892
Real estate:
1-4 single family residential	273,909	581	64	—	1,090	275,644
Construction, land and development	159,723	11	—	—	—	159,734
Commercial real estate (including multifamily)	396,559	451	589	—	354	397,953
Consumer loans and leases	24,109	208	44	—	17	24,378
Municipal and other loans	61,289	50	—	—	—	61,339
Total loans	$1,084,795	$1,906	$920	$288	$5,031	$1,092,940

	Accruing
		30 to 59	60 to 89	90 or More
		Days Past	Days Past	Days Past	Non-
December 31, 2017	Current	Due	Due	Due	Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$132,775	$302	$3	$33	$1,927	$135,040
Real estate:
1-4 single family residential	230,738	637	—	—	1,135	232,510
Construction, land and development	139,470	—	—	—	—	139,470
Commercial real estate (including multifamily)	284,869	415	—	—	447	285,731
Consumer loans and leases	22,538	98	47	—	53	22,736
Municipal and other loans	53,632	—	—	—	—	53,632
Total loans	$864,022	$1,452	$50	$33	$3,562	$869,119

There were four loans past due greater than 90 days or more and still accruing at December 31, 2018 with a recorded investment of $288 thousand. There was one loan past due greater than 90 days or more and still accruing at December 31, 2017 with a recorded investment of $33 thousand.

At December 31, 2018, non-accrual loans that were 30 to 59 days past due were $175 thousand, non-accrual loans that were 60 to 89 days past due were $143 thousand, and non-accrual loans that were 90 days or more past due were $2.0 million. At December 31, 2017, non-accrual loans that were 30 to 59 days past due were $209 thousand, non-accrual loans that were 60 to 89 days past due were $57 thousand, and non-accrual loans that were 90 days or more past due were $427 thousand.

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

The following table summarizes the Company’s loans by key indicators of credit quality:

		Special
December 31, 2018	Pass	Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$163,908	$3,170	$6,601	$213
Real estate:
1-4 single family residential	270,839	1,714	2,547	544
Construction, land and development	157,688	24	2,022	—
Commercial real estate (including multifamily)	383,323	12,412	1,806	412
Consumer loans and leases	20,798	1,836	180	1,564
Municipal and other loans	60,837	484	—	18
Total loans	$1,057,393	$19,640	$13,156	$2,751

		Special
December 31, 2017	Pass	Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$129,288	$2,331	$3,421	$—
Real estate:
1-4 single family residential	228,450	1,090	2,970	—
Construction, land and development	137,760	1,403	307	—
Commercial real estate (including multifamily)	276,096	5,877	3,758	—
Consumer loans and leases	22,528	—	208	—
Municipal and other loans	53,632	—	—	—
Total loans	$847,754	$10,701	$10,664	$—

Internal risk ratings and other credit metrics are key factors in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan and lease losses.

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment		Allowance for Credit Loss
	Individually	Collectively	Individually	Collectively
	Evaluated for	Evaluated for	Evaluated for	Evaluated for
December 31, 2018	Impairment	Impairment	Impairment	Impairment
	(Dollars in thousands)
Commercial and industrial loans	$3,640	$170,252	$1,234	$3,219
Real estate:
1-4 single family residential	1,193	274,451	29	30
Construction, land and development	—	159,734	—	731
Commercial real estate (including multifamily)	—	397,953	—	960
Consumer loans and leases	17	24,361	4	76
Municipal and other loans	—	61,339	—	3
Total loans	$4,850	$1,088,090	$1,267	$5,019

	Loans - Recorded Investment		Allowance for Credit Loss
	Individually	Collectively	Individually	Collectively
	Evaluated for	Evaluated for	Evaluated for	Evaluated for
December 31, 2017	Impairment	Impairment	Impairment	Impairment
	(Dollars in thousands)
Commercial and industrial loans	$2,194	$132,846	$1,226	$1,820
Real estate:
1-4 single family residential	1,292	231,218	119	783
Construction, land and development	—	139,470	—	441
Commercial real estate (including multifamily)	447	285,284	—	898
Consumer loans and leases	53	22,683	16	182
Municipal and other loans	—	53,632	—	167
Total loans	$3,986	$865,133	$1,361	$4,291

The following tables set forth certain information regarding the Company’s impaired loans that were evaluated for specific reserves:

	Impaired Loans - with Allowance			Impaired Loans - with No Allowance
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal
December 31, 2018	Investment	Balance	Allowance	Investment	Balance
	(Dollars in thousands)
Commercial and industrial loans	$1,843	$5,392	$1,234	$1,797	$3,500
Real estate:
1-4 single family residential	116	124	29	1,077	1,086
Construction, land and development	—	—	—	—	—
Commercial real estate (including multifamily)	—	—	—	—	—
Consumer loans and leases	17	17	4	—	—
Municipal and other loans	—	—	—	—	—
Total loans	$1,976	$5,533	$1,267	$2,874	$4,586

	Impaired Loans - with Allowance			Impaired Loans - with No Allowance
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal
December 31, 2017	Investment	Balance	Allowance	Investment	Balance
	(Dollars in thousands)
Commercial and industrial loans	$1,811	$1,850	$1,226	$383	$386
Real estate:
1-4 single family residential	119	119	119	1,173	1,174
Construction, land and development	—	—	—	—	—
Commercial real estate (including multifamily)	—	—	—	447	447
Consumer loans and leases	53	52	16	—	—
Municipal and other loans	—	—	—	—	—
Total loans	$1,983	$2,021	$1,361	$2,003	$2,007

	For the Years Ended December 31,
	2018		2017		2016
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Commercial and industrial loans	$4,107	$—	$34	$—	$2,287	$—
Real estate:
1-4 single family residential	1,211	—	185	—	1,505	9
Construction, land and development	—	—	—	—	—	—
Commercial real estate (including multifamily)	—	—	224	—	799	8
Consumer loans and leases	19	—	53	—	97	—
Municipal and other loans	—	—	—	—	—	—
Total loans	$5,337	$—	$496	$—	$4,688	$17

Troubled Debt Restructurings:

The following table provides a summary of TDRs based upon delinquency status, all of which are considered impaired:

	December 31,
	2018		2017
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial loans	3	$69	5	$270
Real estate:
1-4 single family residential	2	141	—	—
Construction, land and development	—	—	—	—
Commercial real estate (including multifamily)	—	—	—	—
Consumer loans and leases	—	—	—	—
Municipal and other loans	—	—	—	—
Total performing TDRs	5	210	5	270
Nonperforming TDRs	7	448	10	651
Total TDRs	12	$658	15	$921
Allowance attributable to TDRs		$149		$411

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

For the Years Ended December 31,
	2018				2017				2016
		Pre-	Post-			Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification			Modification	Modification
		Outstanding	Outstanding			Outstanding	Outstanding			Outstanding	Outstanding
	Number of	Recorded	Recorded	Related	Number of	Recorded	Recorded	Related	Number of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance	Contracts	Investment	Investment	Allowance	Contracts	Investment	Investment	Allowance
(Dollars in thousands)
Commercial and industrial loans	6	$378	$378	$132	10	$712	$712	$370	6	$239	$239	$3
Real estate:
1-4 single family residential	1	34	34	8	—	—	—	—	2	186	186	—
Construction, land and development	—	—	—	—	—	—	—	—	—	—	—	—
Commercial real estate (including multifamily)	—	—	—	—	—	—	—	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—	—	—	—	—
Municipal and other loans	—	—	—	—	—	—	—	—	—	—	—	—

There have been no defaults of troubled debt restructurings that took place within 12 months of restructure during the years ended December 31, 2018, 2017 and 2016.

NOTE 6. PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Land	$13,633	$7,974
Building and improvements	32,600	21,228
Furniture, fixtures and equipment	9,695	8,376
Leasehold improvements	1,092	1,800
Construction in process	3,762	9,038
Automobiles	1,415	898
Software	2,032	1,892
Total	64,229	51,206
Less: Accumulated depreciation	(10,352)	(9,017)
Total premises and equipment, net	$53,877	$42,189

Total depreciation expense was $2.2 million for the year ended December 31, 2018 and $1.8 million for the years ended December 31, 2017 and 2016.

The estimated costs to complete all open construction projects at December 31, 2018 was $1.9 million.

NOTE 7. GOODWILL AND INTANGIBLES

Goodwill and other intangible assets, which consist of core deposit intangibles, are summarized as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Beginning goodwill	$4,485	$4,485
Arising from business combination	13,768	-
Ending goodwill	$18,253	$4,485

Core deposit intangible	$13,166	$7,179
Less: Accumulated amortization	(4,608)	(3,693)
Core deposit intangible, net	$8,558	$3,486

Amortization expense for core deposit intangibles for the years ended December 31, 2018, 2017 and 2016 totalled $917 thousand, $703 thousand and $671 thousand, respectively.

The estimated amount of amortization expense for core deposit intangible assets to be recognized over the next five fiscal years is as follows:

Type of intangibles	2019	2020	2021	2022	2023
	(Dollars in thousands)
Core deposit intangible	$2,379	$2,094	$1,712	$1,191	774

NOTE 8. SBA SERVICING ASSET

SBA servicing assets are recognized separately when rights are acquired through the sale of SBA guaranteed portion. These servicing rights are initially measured at fair value at the date of sale and included in the gain on sale. Updated fair values are obtained from an independent third party on a quarterly basis and adjustments are presented in SBA loan servicing fees on the consolidated statements of income. To determine the fair value of SBA Servicing

Rights, the Company uses market prices for comparable servicing contracts, when available, or alternatively, uses a valuation model that calculates the present value of estimated future net servicing income.

Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of loans serviced for others were $225.0 million and $205.6 million at December 31, 2018 and 2017, respectively. SBA loan servicing fees were $2.7 million, $1.8 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The risks inherent in the SBA servicing asset relate primarily to changes in prepayments that result from shifts in interest rates. The following summarizes the activity pertaining to SBA servicing rights, which are in the consolidated balance sheets, for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
	(Dollars in thousands)
Beginning balance	$3,411	$3,132
Origination of servicing assets	1,385	1,490
Change in fair value
Due to run-off	(1,123)	(765)
Due to market changes	292	(446)
Ending balance	$3,965	$3,411

NOTE 9. DEPOSITS

The following table sets forth the Company’s deposits by category:

	December 31,
	2018	2017
	(Dollars in thousands)
Noninterest-bearing demand deposits	$256,784	$176,726
Interest-bearing demand deposits	124,933	—
Interest-bearing NOW accounts	7,961	7,318
Savings and money market accounts	245,928	243,173
Time deposits	547,042	408,151
Total deposits	$1,182,648	$835,368
Time deposits $100,000 and greater	$422,447	$314,102
Time deposits $250,000 and greater	129,424	82,816
Related party deposits (executive officers and directors)	7,847	13,914

The aggregate amount of overdraft demand deposits reclassified to loans was $93 thousand and $27 thousand at December 31, 2018 and 2017, respectively. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totaled $390.1 million, $119.8 million, $18.7 million, $10.4 million and $7.9 million, respectively.

NOTE 10. FHLB AND OTHER BORROWINGS

The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. At December 31, 2018 and 2017, the Company had pledged loans as collateral for FHLB advances of $385.5 million and $358.2 million, respectively. At December 31, 2018, the Company had additional capacity to borrow from the FHLB of $292.3 million.

Short-term borrowings

Short-term FHLB borrowings: As of December 31, 2018, the Company had $12.5 million of short-term FHLB borrowings, with an average interest rate of 2.42%. All short-term FHLB borrowings outstanding at December 31,

2018 had fixed interest rates. The Company had $15.0 million of short-term FHLB borrowings as of December 31, 2017 with an average interest rate of 1.69%.

Long-term borrowings

Line of Credit: The Company entered into an unsecured line of credit with a third party lender in May 2017 which allowed it to borrow up to $20.0 million. The interest rate on the facility is LIBOR plus 4.00% per annum, and unpaid principal and interest is due at the stated maturity on May 12, 2022. The line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender. In the second quarter of 2018, the Company used $7.8 million of net proceeds from our initial public offering to repay in full this line of credit, plus accrued and unpaid interest. At December 31, 2018, total borrowing capacity of $20.0 million was available under this line of credit.

Trust Preferred Securities: The Company acquired trust preferred securities through the Comanche acquisition. The trust preferred securities mature September 15, 2036, are redeemable at the Company’s option and bear interest at a variable rate per annum equal to the three-month LIBOR plus 1.65%.  Under applicable regulatory guidelines, these trust preferred securities qualify as Tier 1 capital. At December 31, 2018, the balance outstanding was $2.8 million.

Long-term FHLB borrowings:

Long-term borrowings from the FHLB outstanding for the periods presented are as follows:

		Range of	Weighted		Range of	Weighted
	December 31,	Contractual	Average	December 31,	Contractual	Average
	2018	Interest Rates	Interest Rate	2017	Interest Rates	Interest Rate
	(Dollars in thousands)
Repayable during the years ending December 31,
2018	$—	0.00% - 0.00%	0.00%	$1,713	1.25% - 5.02%	1.69%
2019	13,925	1.25% - 5.02%	2.11%	15,471	1.25% - 5.02%	2.06%
2020	6,121	1.48% - 5.02%	2.21%	6,968	1.48% - 5.02%	2.16%
2021	12,058	1.48% - 5.02%	2.24%	12,721	1.48% - 5.02%	2.19%
2022	12,772	1.79% - 5.02%	2.40%	13,473	1.79% - 5.02%	2.34%
2023	9,112	2.10% - 5.02%	2.56%	9,828	2.10% - 5.02%	2.49%
2024-2031	11,117	2.10% - 5.02%	2.69%	8,449	2.10% - 5.02%	2.58%
Total long-term FHLB borrowings	$65,105			$68,623

For the years ended December 31, 2018 and 2017, the Company maintained long-term borrowings with the FHLB averaging $65.8 million and $66.5 million, respectively, with an average cost of approximately 2.09% and 2.05% respectively. Substantially all long-term FHLB borrowings outstanding at December 31, 2018 and 2017 had fixed interest rates.

The Company maintained four, unsecured Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $35.0 million as of December 31, 2018. There were no advances under these lines of credit outstanding as of December 31, 2018.

NOTE 11. OPERATING LEASES

Minimum future rental expense related to leased office space and equipment by the Company on non-cancellable operating lease agreements are as follows:

December 31,
(Dollars in thousands)
2019	$1,473
2020	1,109
2021	753
2022	717
2023	135
Thereafter	31
Total rental expense	$4,218

Many of the Company’s operating leases contain renewal options. Lease expenses of $1.8 million and $2.1 million for the years ended December 31, 2018 and 2017, respectively have been included in occupancy expense on the consolidated statement of income.

The Company currently leases one of its branch locations from a Company director. The expense incurred by the Company under this lease was $155 thousand for the year ended December 31, 2018 and $151 thousand for the years ended December 31, 2017 and 2016.

NOTE 12. REGULATORY CAPITAL

The Company and the Bank are subject to risk-based capital standards by which bank holding companies and banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to each maintain minimum amounts and ratios. The requirements were revised and became effective on a phased-in basis beginning January 1, 2015 and include the establishment of a Common Equity Tier 1 level. The Company’s and the Bank’s Total, Tier 1 and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations) are set forth in the table below. The new risk-based capital rules require that banks and holding companies maintain a “capital conservation buffer” of 250 basis points in excess of the “minimum capital ratio.” The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer was phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk weighted assets for 2016, 1.25% for 2017, 1.875% for 2018 and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. Management believes, as of December 31, 2018 and 2017, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2018, the most recent notification from the regulatory banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. To the knowledge of management, there are no conditions or events since these notifications that have changed the Bank’s category.

The table below provides a comparison of the Company’s and the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements as of the dates indicated:

					Minimum Capital
			Minimum Capital		Requirement with		Minimum To Be Well
	Actual		Requirement		Capital Buffer		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2018
Tier 1 leverage ratio
Company	$167,865	12.11%	$55,445	4.0%	$55,445	4.000%	N/A	N/A
Bank	140,149	11.04%	50,775	4.0%	50,775	4.000%	63,469	5.0%
Common equity tier 1 capital ratio
Company	165,054	14.56%	51,007	4.5%	72,260	6.375%	N/A	N/A
Bank	140,149	12.38%	50,925	4.5%	72,143	6.375%	73,558	6.5%
Tier 1 risk-based capital ratio
Company	167,865	14.81%	68,010	6.0%	89,262	7.875%	N/A	N/A
Bank	140,149	12.38%	67,900	6.0%	89,118	7.875%	90,533	8.0%
Total risk-based capital ratio
Company	174,199	15.37%	90,679	8.0%	111,932	9.875%	N/A	N/A
Bank	146,483	12.94%	90,533	8.0%	111,752	9.875%	113,166	10.0%
December 31, 2017
Tier 1 leverage ratio
Company	$88,599	8.71%	$40,675	4.0%	$40,675	4.000%	N/A	N/A
Bank	93,991	9.29%	40,488	4.0%	40,488	4.000%	50,610	5.0%
Common equity tier 1 capital ratio
Company	88,599	10.07%	39,578	4.5%	50,572	5.750%	N/A	N/A
Bank	93,991	10.74%	39,368	4.5%	50,304	5.750%	56,865	6.5%
Tier 1 risk-based capital ratio
Company	88,599	10.07%	52,771	6.0%	63,765	7.250%	N/A	N/A
Bank	93,991	10.74%	52,491	6.0%	63,427	7.250%	69,988	8.0%
Total risk-based capital ratio
Company	94,285	10.72%	70,361	8.0%	81,355	9.250%	N/A	N/A
Bank	99,677	11.39%	69,988	8.0%	80,924	9.250%	87,485	10.0%

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

Changes in AOCI for the periods indicated are summarized as follows:

	For the Year Ended December 31, 2018
	Before	Tax	Net
	Tax	Effect	of Tax
	(Dollars in thousands)
Balance at beginning of period	$(634)	$133	$(501)
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	2,981	(626)	2,355
Amounts reclassified to (gain) loss on investment securities (1)	—	—	—
Balance at end of period	$2,347	$(493)	$1,854

	For the Year Ended December 31, 2017
	Before	Tax	Net
	Tax	Effect	of Tax
	(Dollars in thousands)
Balance at beginning of period	$—	$—	$—
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(634)	133	(501)
Amounts reclassified to (gain) loss on investment securities (1)	—	—	—
Balance at end of period	$(634)	$133	$(501)

	For the Year Ended December 31, 2016
	Before	Tax	Net
	Tax	Effect	of Tax
	(Dollars in thousands)
Balance at beginning of period	$(192)	$66	$(126)
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	261	(89)	172
Amounts reclassified to (gain) loss on investment securities (1)	(69)	23	(46)
Balance at end of period	$—	$—	$—

(1)	Gross amounts are included in gain on sales of investment securities and income tax amounts are included in income tax expense on the Consolidated Statements of Income.

NOTE 14. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Spirit of Texas Bancshares, Inc. 2008 Stock Plan

During 2008, the Company established an incentive stock plan. Under the plan, stockholders authorized options to purchase up to 914,500 shares of Company stock. During 2015, stockholders authorized an increase in options to purchase up to 1,750,000 shares of Company stock. The option terms cannot exceed 10 years from the grant date. Options are fully vested after five years of employment. Options for a total of 1,116,672 shares of the Company stock are outstanding as of December 31, 2018. At December 31, 2018, the Company had 301,225 available shares for future option grants.

The following table presents the activity during the year ended December 31, 2018 related to the 2008 Stock Plan:

	2008 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2018	1,415,350	$12.59
Granted	—
Exercised	(279,078)	10.72	$3,366
Forfeited (1)	(19,600)	13.34
Expired	—	—
Outstanding at December 31, 2018	1,116,672	$13.04	$10,876	4.91
Vested and exercisable at December 31, 2018	915,992	$12.75	$9,187	4.51

(1)	Forfeitures are accounted for in the period they occur

There were no stock options granted for the year ended December 31, 2018 out of the 2008 Stock Plan. The fair values of the stock options granted for the years ended December 31, 2017 and 2016 were determined utilizing the

Black-Scholes pricing model methodology. A summary of assumptions used to calculate the fair values of the 2008 Stock Plan award is presented below:

	2008 Stock Plan
	For the Years Ended December 31,
	2018	2017	2016
Expected volatility	0.0%	20.0%	21.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (years)	—	7.5	7.5
Risk-free interest rate	0.00%	1.94%	0.94%-1.84%
Weighted average grant date fair value	$—	$3.58	$3.78

The expected volatility is based on the combination of the Company’s historical volatility and the volatility of comparable peer banks. The expected term represents the period of time that the 2008 Stock Plan awards are expected to be outstanding from the date of grant. The risk-free interest rate is based on the U.S. Treasury yields for the expected term of the instrument.

A summary of selected data related to stock-based compensation expense follows:

	2008 Stock Plan
	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Stock-based compensation expense	$545	$1,290	$1,069
Amount of cash received from exercise of awards	2,991	468	59

	2008 Stock Plan
	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Unrecognized compensation expense related to stock-based compensation	$625	$1,218	$2,751
Weighted-average life over which expense is expected to be recognized (years)	1.9	2.5	3.3

Spirit of Texas Bancshares, Inc. 2017 Stock Plan

On February 23, 2017, the Company established an incentive stock plan to attract and retain officers, employees, directors and other service providers. Under the plan, stockholders authorized options to purchase up to 1,000,000 shares of Company stock. The option terms cannot exceed 10 years from the grant date. Directors’ options vested immediately and all employees’ options vest after 5 years of employment. Options for a total of 205,725 shares of the Company stock are outstanding as of December 31, 2018. At December 31, 2018, the Company had 784,275 available shares for future option grants.

The following table presents the activity during the year ended December 31, 2018 related to the 2017 Stock Plan:

	2017 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2018	127,927	$15.00
Granted	87,798	20.73	$180
Exercised	(10,000)	15.00
Forfeited (1)	—	—
Expired	—	—
Outstanding at December 31, 2018	205,725	$17.45	$1,097	8.68
Vested and exercisable at December 31, 2018	67,585	$15.00	$526	8.16

(1)	Forfeitures are accounted for in the period they occur

The fair values of the stock options granted for the year ended December 31, 2018 were determined utilizing the Black-Scholes pricing model methodology. A summary of assumptions used to calculate the fair values of the 2017 Stock Plan awards is presented below:

	2017 Stock Plan
	For the Years Ended December 31,
	2018	2017
Expected volatility	22.7%	20.0%
Expected volatility of directors' options immediately vested	N/A	16.2%
Expected dividend yield	0.0%	0.0%
Expected term (years) except for directors' options immediately vested	7.5	7.5
Expected term (years) of directors' options immediately vested	N/A	5.0
Risk-free interest rate	2.36-2.96%	1.76-1.95%
Weighted average grant date fair value	$6.78	$3.44

The expected volatility is based on the combination of the Company’s historical volatility and the volatility of comparable peer banks. The expected term represents the period of time that the 2017 Stock Plan awards are expected to be outstanding from the date of grant. The risk-free interest rate is based on the U.S. Treasury yields for the expected term of the instrument.

A summary of selected data related to stock-based compensation expense follows:

	2017 Stock Plan
	For the Years Ended December 31,
	2018	2017
	(Dollars in thousands)
Stock-based compensation expense	$127	$230
Amount of cash received from exercise of awards	150	—

	2017 Stock Plan
	For the Years Ended December 31,
	2018	2017
	(Dollars in thousands)
Unrecognized compensation expense related to stock-based compensation	$685	$216
Weighted-average life over which expense is expected to be recognized (years)	4.1	4.2

Spirit of Texas Bancshares, Inc. 2008 Warrants

In exchange for providing the seed money for the formation of the Company, its organizers received warrants to acquire common stock at an exercise price of $10 per share. The warrants are exercisable for a period of ten years and are not transferable. During 2008, warrants for 105,000 shares of stock were issued.

The following table presents the activity for the period indicated related to the Spirit of Texas Bancshares, Inc. 2008 Warrants:

Spirit of Texas Bancshares, Inc. 2008 Warrants
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2018	105,000	$10.00
Granted	—	—
Exercised	(105,000)	10.00	$1,342
Forfeited (1)	—	—
Expired	—	—
Outstanding at December 31, 2018	—	$—	$—	—
Vested and exercisable at December 31, 2018	—	$—	$—	—

The amount of cash received by the Company from the exercise of the warrants was $750 thousand, the remaining exercises were net settled..

Bank4Texas Warrants

In connection with the acquisition of Bank4Texas in 2010, the Company issued warrants for 12,491 shares of stock. The Bank4Texas warrants expire in August 2020. The warrants are exercisable at $10.50 per share and expire in August 2020.

The following table presents the activity for the period indicated related to the Bank4Texas Warrants:

	Bank4Texas Warrants
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2018	12,072	$10.50
Granted	—	—
Exercised	(1,362)	10.50	$17
Forfeited (1)	—	—
Expired	—	—
Outstanding at December 31, 2018	10,710	$10.50	$132	1.65
Vested and exercisable at December 31, 2018	10,710	$10.50	$132	1.65

The amount of cash received by the Company from the exercise of the warrants was $11 thousand. There is no remaining expense to be recognized on the Bank4Texas Warrants.

Oasis Warrants

In connection with the acquisition of Oasis Bank in 2012, the Company issued warrants for 19,140 shares of stock. The Oasis warrants are exercisable at $12.84 per share and expire in November 2022. None of these warrants have been exercised.

Spirit of Texas Bank 401(k) Retirement Plan

The Company sponsors the Spirit of Texas Bank, SSB 401(k) Plan, a tax-qualified, deferred compensation plan (the “401(k) Plan”). Under the terms of the 401(k) Plan eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate at the completion of one month of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 6% of compensation. Matching contributions are fully vested after six years of service. Total 401(k) matching employer contribution expense amounted to $796 thousand, $738 thousand and $732 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 15. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted EPS:

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Net income as reported	$9,978	$4,753	$3,715
Less: Participated securities share of undistributed earnings	—	23	87
Net income available to common stockholders	$9,978	$4,730	$3,628
Weighted average number of common shares - basic	9,258,216	7,233,783	7,065,243
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	384,192	286,161	140,466
Weighted average number of common shares - diluted	9,642,408	7,519,944	7,205,709
Basic earnings per common share	$1.08	$0.65	$0.51
Diluted earnings per common share	$1.03	$0.63	$0.50
Anti-dilutive warrants and stock options	82,948	261,225	294,475

NOTE 16. INCOME TAXES

The components of the expense (benefit) for income taxes for the periods presented are as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Current income tax expense:
Federal	$902	$3,529	$973
State	35	108	(116)
Total current income tax expense	937	3,637	857
Deferred income tax expense (benefit):
Federal	1,065	(50)	752
State	—	—	—
Total deferred income tax expense (benefit)	1,065	(50)	752
Total income tax expense (benefit)	$2,002	$3,587	$1,609

A reconciliation of the expected income tax expense at the statutory federal income tax rate of 21% for the year ended December 31, 2018 and 34% for the years ended December 31, 2017 and 2016 to the Company’s actual income tax expense and effective tax rate for the periods presented is as follows:

	For the Years Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Tax expense at federal income tax rate	$2,516	21.00%	$2,835	34.00%	$1,810	34.00%
State taxes	28	0.23%	71	0.85%	(76)	-1.43%
Increase (decrease) resulting from:
Tax-exempt interest	(377)	-3.15%	(617)	-7.40%	(535)	-10.05%
Bank-owned life insurance	(4)	-0.03%	1	0.01%	1	0.02%
Stock compensation	(247)	-2.06%	260	3.12%	295	5.54%
Interest expense exclusion	21	0.18%	29	0.35%	25	0.47%
Meals and entertainment	18	0.15%	99	1.19%	95	1.78%
Club dues	30	0.25%	56	0.67%	32	0.60%
Section 263 costs	155	1.29%	—	0.00%	—	0.00%
Deferred tax valuation adjustment	—	0.00%	834	10.00%	—	0.00%
Other	(138)	-1.15%	19	0.22%	(38)	-0.71%
Total	$2,002	16.71%	$3,587	43.01%	$1,609	30.22%

During 2018, no changes were made to the corporate tax rate. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. We completed the accounting for the effects of the Act during the quarter ended December 31, 2017. Our financial statements for the year ended December 31, 2017, reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34.0% to 21.0% as well as other changes. As a result of the changes to tax laws and tax rates under the Act, we incurred incremental income tax expense of $834 thousand during the year ended December 31, 2017, which consisted primarily of the remeasurement of deferred tax assets and liabilities from 34.0% to 21.0%.

Deferred income tax assets and liabilities reflect the tax effect of estimated temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

The significant components of the net deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Deferred tax assets:
Unrealized loss on securities available-for-sale	$—	$133
Allowance for loan losses	1,225	1,187
Texas margin tax	—	5
Organizational costs	37	47
Purchase accounting	2,217	194
Net operating loss	304	442
Stock Option Expense	249	273
Other	4	1
Total gross deferred tax assets	4,036	2,282
Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(493)	—
Depreciation	(1,667)	(517)
Purchase accounting	(1,396)	(246)
SBA servicing	(112)	(25)
FHLB dividends	(40)	(14)
Total gross deferred tax liabilities	(3,708)	(802)
Deferred tax assets, net	$328	$1,480

The realizability of deferred tax assets is dependent upon various factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these factors, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets.

The Company has federal net operating loss carryforwards of approximately $1.4 million which begin to expire in 2022. This amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $650 thousand per year. The Company has determined that it is more likely than not that it will fully realize the benefit of such carryforwards prior to their expiration. Accordingly, a valuation allowance has not been recorded for federal net operating losses.

The Company did not have any uncertain tax positons at December 31, 2018. The Company recorded an uncertain tax position at December 31, 2017 arising from a deduction taken on the 2016 federal return related to a request for change in accounting method. The total amount of the recorded uncertain tax position at December 31, 2017 was $903 thousand and is included in other liabilities. Upon filing the 2016 federal, amended return, the uncertain tax position was settled against the approximately $1.0 million left on account with the IRS. The Company’s policy is to classify interest and penalties associated with income taxes within other expenses. The Company recorded interest and penalties of $23 thousand for the year ended December 31, 2018. The Company did not record interest and penalties associated with income taxes for the years ended December 31, 2017 or 2016.

NOTE 17. COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of December 31, 2018 and December 31, 2017, the Company’s reserve for unfunded commitments totalled $48 thousand and $40 thousand, respectively.

Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.

Financial Instruments Commitments

Unfunded commitments are as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Unfunded loan commitments	$176,156	$134,536
Commercial and standby letters of credit	547	91
Total	$176,703	$134,627

Unfunded loan commitments:

Commitments to extend credit are agreements to lend a customer to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Pending Acquisition

On November 27, 2018, Spirit of Texas Bancshares, Inc. (“Spirit”), and First Beeville Financial Corporation, a Texas corporation (“Beeville”), entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”), providing for the acquisition by Spirit of Beeville through the merger of Beeville with and into Spirit, with Spirit surviving the merger (the “Merger”).

Pursuant to the terms and subject to the conditions of the Reorganization Agreement, which has been approved by the Board of Directors of each of Spirit and Beeville, the transaction provides for the payment to Beeville shareholders of (i) $32,375,000 in cash and (ii) 1,579,268 shares of Spirit common stock (each subject to adjustment as described in the Reorganization Agreement) (collectively, the “Merger Consideration”).

NOTE 18. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets of the Company (Parent company only) for the periods presented are as follows:

	December 31,
	2018	2017
Assets:
Cash and due from banks	$26,978	$1,837
Investment in bank subsidiary	173,957	103,863
Other assets	1,799	3,552
Total assets	$202,734	$109,252
Liabilities and stockholders' equity:
Borrowings	2,811	7,788
Other liabilities	1,127	2,325
Stockholders' equity	198,796	99,139
Total liabilities and stockholders' equity	$202,734	$109,252

Condensed Statements of Income of the Company (Parent company only) for the periods presented are as follows:

	For the Years Ended December 31,
	2018	2017	2016
Income:
Interest income	$1	$—	$2
Other noninterest income	25	—	—
Total income	26	—	2
Expense:
Interest on borrowings	170	345	113
Salaries and benefits	24	1,424	1,109
Stock-based compensation expense	672	1,520	1,069
Professional services	2,107	563	549
Directors fees	209	212	47
Other noninterest expense	178	132	125
Total expense	3,360	4,196	3,012
Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiary	(3,334)	(4,196)	(3,010)
Income tax expense (benefit)	(795)	(986)	(706)
Income (loss) before equity in undistributed income of subsidiaries	(2,539)	(3,210)	(2,304)
Equity in income of subsidiary	12,517	7,963	6,019
Net income	$9,978	$4,753	$3,715
Comprehensive income	$12,333	$4,252	$3,841

Condensed Statements of Cash Flows of the Company (Parent company only) for periods presented are as follows:

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$9,978	$4,753	$3,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(12,517)	(7,963)	(6,019)
Stock-based compensation	672	1,520	1,069
Net change in operating assets and liabilities:
Net change in other assets	1,622	(1,190)	(1,264)
Net change in other liabilities	(1,031)	4,071	522
Net cash provided by (used in) operating activities	(1,276)	1,191	(1,977)
Cash flows from investing activities:
Net decrease in time deposits in other banks	—	—	250
Purchase of premises and equipment	—	—	(12)
Capital contribution	—	(2,788)	(5,000)
Net cash paid in business combination	(11,755)
Net cash provided by (used in) investing activities	(11,755)	(2,788)	(4,762)
Cash flows from financing activities:
Proceeds of borrowings	—	7,788	5,000
Repayment of borrowings	(7,788)	(5,000)	—
Proceeds from capital raise, net	42,058	—	—
Exercise of stock options and warrants	3,902	471	59
Net cash provided by (used in) financing activities	38,172	3,259	5,059
Net change in cash and cash equivalents	25,141	1,662	(1,680)
Cash and cash equivalents at beginning of period	1,837	175	1,855
Cash and cash equivalents at end of period	$26,978	$1,837	$175
Supplemental disclosure of noncash investing and financing activities:
Fair value of trust preferreds acquired in business combination	2,811	—	—

NOTE 19. FAIR VALUE MEASUREMENTS

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

The following table presents the assets and liabilities measured at fair value on a recurring basis:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies	$—	$1,934	$—	$1,934
State and municipal obligations	—	18,048	—	18,048
Residential mortgage-backed securities	—	153,974	—	153,974
Corporate bonds and other debt securities	—	5,505	—	5,505
SBA servicing rights	—	—	3,965	3,965
	$—	$179,461	$3,965	$183,426

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies	$—	$1,949	$—	$1,949
Residential mortgage-backed securities	—	29,629	—	29,629
Corporate bonds and other debt securities	—	5,665	—	5,665
SBA servicing rights	—	—	3,411	3,411
	$—	$37,243	$3,411	$40,654

There were no transfers of financial assets between levels of the fair value hierarchy during the years ended December 31, 2018 or 2017.

Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

Impaired loans and OREO—The carrying amount of collateral dependent impaired loans is typically based on the fair value of the underlying collateral, which may be real estate or other business assets, less estimated costs to sell. The carrying value of OREO is initially measured based on the fair value, less estimated cost to sell, of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values of real estate collateral are typically based on real estate appraisals which utilize market and income valuation techniques incorporating both observable and unobservable inputs. When current appraisals are not available, the Company may use brokers’ price opinions, home price indices, or other available information about changes in real estate market conditions to adjust the latest appraised value available. These adjustments to appraised values may be subjective and involve significant management judgment. The fair value of collateral consisting of other business assets is generally based on appraisals that use market approaches to valuation, incorporating primarily unobservable inputs. Fair value measurements related to collateral dependent impaired loans and OREO are classified within level 3 of the fair value hierarchy.

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	Estimated Fair Value
	December 31,
	2018	2017
	(Dollars in thousands)
Assets (classified in Level 3)
Impaired loans	$1,908	$2,553
Other real estate owned and repossessed assets	782	21

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

The following tables show significant unobservable inputs used in the recurring and non-recurring fair value measurements of Level 3 assets:

				Range/Weighted
Level 3 Asset	Fair Value	Valuation Technique	Unobservable Inputs	Average
December 31, 2018
Non-recurring:
Impaired loans	$1,908	Third party appraisals	Collateral discounts	0.0% - 100.0% (67.7%)
Other real estate owned	782	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	3,965	Discounted cash flows	Conditional prepayment rate	11.8%
			Discount rate	11.5%
December 31, 2017
Non-recurring:
Impaired loans	$2,553	Third party appraisals	Collateral discounts	0.0% - 100.0% (11.6%)
Other real estate owned	21	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	3,411	Discounted cash flows	Conditional prepayment rate	6.7%
			Discount rate	14.1%

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

	Carrying	Fair
December 31, 2018	Value	Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$89,015	$89,015	$89,015	$—	$—
Available for sale securities	179,461	179,461	—	179,461	—
FHLB and other bank stock	5,304	5,304	—	5,304	—
Loans, net	1,086,654	1,075,252	—	—	1,075,252
Loans held for sale	3,945	4,200	—	4,200	—
Accrued interest receivable	4,934	4,934	—	4,934	—
Bank-owned life insurance	7,401	7,401	—	7,401	—
SBA servicing rights	3,965	3,965	—	—	3,965
Financial Liabilities:
Deposits	$1,182,648	$1,181,606	$—	$1,181,606	$—
Accrued interest payable	702	702	—	702	—
Short-term borrowings	12,500	12,500	—	12,500	—
Long-term borrowings	67,916	66,735	—	66,735	—

	Carrying	Fair
December 31, 2017	Value	Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$57,949	$57,949	$57,949	$—	$—
Time deposits in other banks	245	245	245	—	—
Available for sale securities	37,243	37,243	—	37,243	—
FHLB and other bank stock	4,812	4,812	—	4,812	—
Loans, net	863,467	870,749	—	—	870,749
Loans held for sale	3,814	4,188	—	4,188	—
Accrued interest receivable	3,466	3,466	—	3,466	—
Bank-owned life insurance	479	479	—	479	—
SBA servicing rights	3,411	3,411	—	—	3,411
Financial Liabilities:
Deposits	$835,368	$840,645	$—	$840,645	$—
Accrued interest payable	407	407	—	407	—
Short-term borrowings	15,000	15,000	—	15,000	—
Long-term borrowings	76,411	67,310	—	67,310	—

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at December 31, 2018 and December 31, 2017, include cash and cash equivalents, time deposits in other banks and accrued interest receivable and payable.

NOTE 20. SUBSEQUENT EVENT

On February 12, 2019, a notice of optional redemption was sent to the holders of the trust preferred securities that the Company acquired through the Comanche acquisition for the full outstanding balance of $2,811,000. The redemption date will be March 15, 2019 at a redemption price of 100% of the principal amount of debentures plus accrued and unpaid interest thereon to the redemption date.

NOTE 21. QUARTERLY FINANCIAL DATA (UNAUDITED)

The summary quarterly financial information set forth below for each of the last eight quarters has been derived from the Company’s unaudited interim consolidated financial statements and other financial information. The summary historical quarterly financial information includes all adjustments consisting of normal recurring accruals that the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

The information below is only a summary and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated historical financial statements and the related notes thereto included in this Form 10-K.

	For the Quarters Ended December 31, 2018
	Q4	Q3	Q2	Q1
	(Dollars in thousands)
Selected income statement data:
Interest income	$16,922	$14,276	$13,488	$12,653
Interest expense	3,060	2,586	2,406	2,272
Net interest income	13,862	11,690	11,082	10,381
Provision for loan losses	700	486	635	339
Net interest income after provision for loan losses	13,162	11,204	10,447	10,042
Noninterest income	3,031	2,567	2,303	2,588
Noninterest expense(1)	13,576	10,281	9,381	10,126
Income before income tax expense	2,617	3,490	3,369	2,504
Income tax expense	104	719	688	491
Net income	$2,513	$2,771	$2,681	$2,013
Earnings per share:
Basic	$0.23	$0.28	$0.30	$0.27
Diluted	$0.22	$0.27	$0.29	$0.27

	For the Quarters Ended December 31, 2017
	Q4	Q3	Q2	Q1
	(Dollars in thousands)
Selected income statement data:
Interest income	$12,292	$12,244	$11,620	$10,751
Interest expense	2,235	2,089	2,028	1,976
Net interest income	10,057	10,155	9,592	8,775
Provision for loan losses	671	604	650	550
Net interest income after provision for loan losses	9,386	9,551	8,942	8,225
Noninterest income	1,916	2,093	3,554	2,075
Noninterest expense	9,459	8,539	9,494	9,910
Income before income tax expense	1,843	3,105	3,002	390
Income tax expense	1,320	1,103	993	171
Net income	$523	$2,002	$2,009	$219
Earnings per share:
Basic	$0.07	$0.28	$0.28	$0.03
Diluted	$0.07	$0.26	$0.27	$0.03

(1)

The increase in noninterest expense for fourth quarter of 2018 is primarily due to merger related expenses as well as additional expense related to operating eight additional branches acquired through the business combination.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s management has carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Company were effective.

There have been no significant changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report was not subject to attestation by the Company’s independent registered public accounting firm in accordance with the JOBS Act.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end (the “Proxy Statement”).

In accordance with Item 406 of Regulation S-K, we have adopted a code of business conduct and ethics that applies to Company executives, directors and employees. The code of business conduct and ethics is posted on our website at www.sotb.com under “Investor Relations.” Within the time period required by the SEC, we will post on our website any amendment to the code of ethics and any waiver applicable to our principal executive officer, principal financial officer, and principal accounting officer or controller.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	The consolidated financial statements, notes thereto and independent auditors’ report thereon, filed as part hereof, are listed in Item 8.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Reorganization, dated as of July 19, 2018, by and among Spirit of Texas Bancshares, Inc. and Comanche National Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on July 19, 2018 (File No. 001-38484)) (schedules to which have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request).

2.2

Agreement and Plan of Reorganization, dated as of November 27, 2018, by and among Spirit of Texas Bancshares, Inc. and First Beeville Financial Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on November 28, 2018) (schedules to which have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request).

3.1

Second Amended and Restated Certificate of Formation of Spirit of Texas Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

3.2

Amended and Restated Bylaws of Spirit of Texas Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

4.1

Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 26, 2018).

4.2

Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.1

Form of Voting Agreement, dated as of November 27, 2018, by and among Spirit of Texas Bancshares, Inc. First Beeville Financial Corporation and the shareholders party thereto (attached as Exhibit C to the reorganization agreement, which is included as Annex A to the proxy statement/prospectus, which forms a part of this Registration Statement on Form S-4).

10.2

Form of Director Support Agreement, dated as of November 27, 2018, by and among Spirit of Texas Bancshares, Inc. and each non-employee director of Beeville Bank (attached as Exhibit D to the reorganization agreement, which is included as Annex A to the proxy statement/prospectus, which forms a part of this Registration Statement on Form S-4).

10.3†

Executive Employment Agreement, dated March 1, 2017, by and between Spirit of Texas Bancshares, Inc. and Dean O. Bass (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.4†

Executive Employment Agreement, dated March 1, 2017, by and between Spirit of Texas Bancshares, Inc. and David M. McGuire (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.5†

Executive Employment Agreement, dated March 1, 2017, by and between Spirit of Texas Bancshares, Inc. and Jerry Golemon (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.6†

Executive Employment Agreement, dated July 10, 2017, by and between Spirit of Texas Bancshares, Inc. and Jeffrey A. Powell (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.7†

Spirit of Texas Bancshares, Inc. 2008 Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.8†

Amendment to the Spirit of Texas Bancshares, Inc. 2008 Stock Plan (dated May 17, 2012) (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.9†

Amendment to the Spirit of Texas Bancshares, Inc. 2008 Stock Plan (dated May 23, 2013) (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.10†

Amendment to the Spirit of Texas Bancshares, Inc. 2008 Stock Plan (dated May 21, 2015) (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.11†

Second Amendment to the Spirit of Texas Bancshares, Inc. 2008 Stock Plan (dated January 19, 2017) (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.12†

Form of Stock Option Agreement under the Spirit of Texas Bancshares, Inc. 2008 Stock Plan (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.13†

Spirit of Texas Bancshares, Inc. 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.14†

Form of Non-qualified Stock Option Agreement under the Spirit of Texas Bancshares, Inc. 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.15†

Form of Incentive Stock Option Agreement under the Spirit of Texas Bancshares, Inc. 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.16†

Form of Restricted Stock Agreement under the Spirit of Texas Bancshares, Inc. 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.17†

Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.18†

Spirit of Texas Bank Non-Qualified Supplemental Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.19	Form of Beeville Voting Agreement (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on November 28, 2018 (File No. 001-38484)).

10.20	Form of Beeville Director Support Agreement (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on November 28, 2018 (File No. 001-38484)).

23.1*	Consent of BDO USA, LLP

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with this Annual Report on Form 10-K

**	Furnished with this Annual Report on Form 10-K

†	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spirit of Texas Bancshares, Inc.

Date: March 15, 2019	By:	/s/ Dean O. Bass
Dean O. Bass
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2019	By:	/s/ Jeffrey A. Powell
Jeffrey A. Powell
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dean O. Bass	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2019
Dean O. Bass

/s/ David M. McGuire	President and Director	March 15, 2019
David M. McGuire

/s/ Jeffrey A. Powell	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 15, 2019
Jeffrey A. Powell

/s/ Robert S. Beall	Director	March 15, 2019
Robert S. Beall

/s/ Thomas Jones, Jr.	Director	March 15, 2019
Thomas Jones, Jr.

/s/ Steven M. Morris	Director	March 15, 2019
Steven M. Morris

/s/ Leo T. Metcalf, III	Director	March 15, 2019
Leo T. Metcalf, III

/s/ William K. Nix	Director	March 15, 2019
William K. Nix

/s/ Akash J. Patel	Director	March 15, 2019
Akash J. Patel

/s/ H. D. Patel	Director	March 15, 2019
H. D. Patel

/s/ Thomas C. Sooy	Director	March 15, 2019
Thomas C. Sooy