Form 10-Q
period 2019-03-31
Spirit of Texas Bancshares, Inc.
filed 2019-05-10
CIK 1499453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	STXB	The NASDAQ Stock Market LLC

As of May 3, 2019, the registrant had 13,780,232 shares of common stock, no par value, outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2019	December 31, 2018
Assets:
Cash and due from banks	$19,397	$22,664
Interest-bearing deposits in other banks	103,265	66,351
Total cash and cash equivalents	122,662	89,015
Investment securities:
Available for sale securities, at fair value	131,068	179,461
Total investment securities	131,068	179,461
Loans held for sale	6,300	3,945
Loans:
Loans held for investment	1,115,995	1,092,940
Less: allowance for loan and lease losses	(6,569)	(6,286)
Loans, net	1,109,426	1,086,654
Premises and equipment, net	55,237	53,877
Accrued interest receivable	4,849	4,934
Other real estate owned and repossessed assets	518	782
Goodwill	18,253	18,253
Core deposit intangible	7,954	8,558
SBA servicing asset	3,747	3,965
Deferred tax asset, net	—	328
Bank-owned life insurance	7,442	7,401
Federal Home Loan Bank and other bank stock, at cost	5,264	5,304
Other assets	4,464	4,276
Total assets	$1,477,184	$1,466,753
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$258,440	$256,784
Interest-bearing	363,326	378,822
Total transaction accounts	621,766	635,606
Time deposits	581,486	547,042
Total deposits	1,203,252	1,182,648
Accrued interest payable	737	702
Short-term borrowings	—	12,500
Long-term borrowings	65,676	67,916
Deferred tax liability, net	449	—
Other liabilities	3,094	4,191
Total liabilities	1,273,208	1,267,957
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $1 par value; 5 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, no par value; 50 million shares authorized; 12,195,891 and 12,103,753 shares issued and outstanding	171,159	169,939
Retained earnings	30,813	27,003
Accumulated other comprehensive income (loss)	2,004	1,854
Total stockholders' equity	203,976	198,796
Total liabilities and stockholders' equity	$1,477,184	$1,466,753

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Interest income:
Interest and fees on loans	$17,118	$12,291
Interest and dividends on investment securities	1,182	214
Other interest income	584	148
Total interest income	18,884	12,653
Interest expense:
Interest on deposits	3,071	1,731
Interest on FHLB advances and other borrowings	378	541
Total interest expense	3,449	2,272
Net interest income	15,435	10,381
Provision for loan losses	849	339
Net interest income after provision for loan losses	14,586	10,042
Noninterest income:
Service charges and fees	729	357
SBA loan servicing fees	264	624
Mortgage referral fees	110	156
Gain on sales of loans, net	804	1,474
Gain on sales of investment securities	1,081	-
Other noninterest income	69	(23)
Total noninterest income	3,057	2,588
Noninterest expense:
Salaries and employee benefits	7,124	6,858
Occupancy and equipment expenses	1,262	1,236
Professional services	1,041	311
Data processing and network	485	313
Regulatory assessments and insurance	98	255
Amortization of intangibles	603	176
Advertising	97	115
Marketing	139	118
Telephone expense	140	98
Conversion expense	1,151	-
Other operating expenses	864	646
Total noninterest expense	13,004	10,126
Income before income tax expense	4,639	2,504
Income tax expense	829	491
Net income	$3,810	$2,013
Earnings per common share:
Basic	$0.31	$0.27
Diluted	$0.30	$0.27
Weighted average common shares outstanding:
Basic	12,152,558	7,348,992
Diluted	12,607,445	7,543,606

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$3,810	$2,013
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of (tax) and benefit of $(308) and $136, respectively	1,162	(510)
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $269 and $0, respectively	(1,012)	—
Total other comprehensive income (loss)	150	(510)
Total comprehensive income	$3,960	$1,503

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(Dollars in thousands)

	Shares of Common	Shares of Preferred	Common	Preferred	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance as of January 1, 2018	7,280,183	—	$82,615	$—	$17,025	$(501)	$99,139
Net income	—	—	—	—	2,013	—	2,013
Exercise of stock options and warrants	206,428	—	2,185	—	—	—	2,185
Stock-based compensation	—	—	152	—	—	—	152
Other comprehensive income (loss)	—	—	—	—	—	(510)	(510)
Balance as of March 31, 2018	7,486,611	—	$84,952	$—	$19,038	$(1,011)	$102,979
Balance as of January 1, 2019	12,103,753	—	$169,939	$—	$27,003	$1,854	$198,796
Net income	—	—	—	—	3,810	—	3,810
Exercise of stock options and warrants	92,138	—	1,103	—	—	—	1,103
Stock-based compensation	—	—	117	—	—	—	117
Other comprehensive income (loss)	—	—	—	—	—	150	150
Balance as of March 31, 2019	12,195,891	—	$171,159	$—	$30,813	$2,004	$203,976

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$3,810	$2,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	849	339
Depreciation and amortization	582	446
Net amortization (accretion) of premium (discount) on investment securities	45	108
Amortization of core deposit intangible	603	176
Accretion of discount on retained SBA loans	(450)	(275)
Deferred tax expense (benefit)	740	27
Originations of loans held for sale	(12,453)	(17,941)
Proceeds from loans held for sale	10,933	18,730
Net gains on sale of loans held for sale	(804)	(1,474)
(Gain) loss on sale of investment securities	(1,081)	—
(Gain) loss on sale of other real estate owned	(21)	3
Fair value adjustment on SBA servicing asset	416	231
Stock-based compensation	117	152
Increase in cash surrender value of BOLI	(41)	(1)
Net change in operating assets and liabilities:
Net change in accrued interest receivable	(73)	351
Net change in accrued interest payable	35	17
Net change in other assets	(188)	(1,577)
Net change in other liabilities	(1,097)	936
Net cash provided by (used in) operating activities	1,922	2,261
Cash Flows From Investing Activities:
Sales of investment securities available for sale	45,243	—
Paydown and maturities of investment securities available for sale	4,531	688
Net purchase of FHLB and other bank stock	(37)	10
Net change in loans	(23,451)	(13,603)
Proceeds from the sale of other real estate owned	336	18
Purchase of premises and equipment	(1,942)	(1,600)
Net cash provided by (used in) investing activities	24,680	(14,487)
Cash Flows From Financing Activities:
Net change in deposits	20,604	5,595
Redemption of trust preferred securities	78	—
Proceeds from long-term borrowings	1,818	—
Repayment of long-term borrowings	(4,058)	(1,208)
Proceeds from short-term borrowings	—	5,000
Repayment of short-term borrowings	(12,500)	(5,000)
Exercise of stock options and warrants	1,103	2,185
Net cash provided by (used in) financing activities	7,045	6,572
Net Change in Cash and Cash Equivalents	33,647	(5,654)
Cash and Cash Equivalents at Beginning of Period	89,015	57,949
Cash and Cash Equivalents at End of Period	$122,662	$52,295
Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,415	$2,255
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$51	$268

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 previously filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K.

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

Accounting Standards Update (ASU) 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” – issued in April 2019, ASU No. 2019-04 clarifies a number of issues discussed at the June 2018 and November 2018 Credit Losses Transition Resource Group meetings.  The clarifications address a variety of identified issues including but not limited to the treatment of accrued interest receivable as it relates to the allowance for credit losses, transfers between loan classifications and categories, recoveries, and using projections of future interest rate environments in expected cash flow calculations.  Management is evaluating these clarifications concurrently with our assessment of ASU 2016-13.

ASU 2018-15, “Intangibles – Goodwill and Other – Internal Use Software” – issued in August 2018, ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The amendments of ASU 2018-15 are effective for public entities for interim and annual periods beginning after December 15, 2019 and for other entities for periods beginning after December 15, 2020.  Management adopted ASU 2018-15 as of January 1, 2019; adoption did not have an impact on the Company’s consolidated financial statements.

ASU 2018-13, “Fair Value Measurement Disclosure Framework” – issued in August 2018, ASU No. 2018-13 modifies the disclosure requirements on fair value measurements outlined in Topic 820, Fair Value Measurements.  Specifically the amendments in the ASU remove the requirements to disclose the amount and reasons for transfers between fair value hierarchy levels, the policy for timing of transfers between levels, the valuation processes for Level 3 fair value measurements, and for nonpublic entities, disclosure of the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements.  Additionally, the ASU adds disclosure requirements regarding changes in unrealized gains and losses for the period included in other comprehensive income related to Level 3 fair value measurements, and disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  The amendments of ASU 2018-13 are effective for all entities for interim and annual periods beginning after December 15, 2019.  Management adopted the provisions of this ASU removing fair value disclosure requirements as of December 31, 2018 as early adoption of the removal provisions was allowed and will adopt the remaining provisions of the ASU as of the effective date.

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

ASU 2018-07, “Compensation-Stock Compensation.” - issued in June 2018, ASU 2018-07 expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments also clarify that ASC 718 does not apply to share-based payments used to provide either financing to the issuer or awards granted in conjunction with selling goods or services to customers under a contract subject to ASC 606, Revenue from Contracts with Customers.  The amendments of ASU 2018-07 are effective for public entities for interim and annual periods beginning after December 15, 2018 and for other entities for periods beginning after December 15, 2019.  Management adopted ASU 2018-07 as of January 1, 2019; adoption did not have an impact on the Company’s consolidated financial statements.

ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” Issued in March 2017, ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. In particular, the amendments in ASU 2017-08 require the premium to be amortized to the earliest call date. The amendments do not, however, require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity. Notably, the amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. Securities within the scope of ASU 2017-08 are purchased debt securities that have explicit, non-contingent call features that are callable at fixed prices and on preset dates. The amendments of ASU 2017-08 become effective for public entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 and for other entities for periods beginning after December 15, 2019. Management adopted ASU 2017-08 as of January 1, 2019; adoption did not have an impact on the Company’s consolidated financial statements.

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

ASU 2017-01, “Business Combinations (Topic 805)—Clarifying the Definition of a Business.” Issued in January 2017, ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, which determines whether goodwill should be recorded or not. The amendments in ASU No. 2017-01 provide a screen to determine when a set of assets and activities (collectively, a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If, however, the screen is not met, then the amendments in ASU 2017- 01 require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and remove the evaluation of whether a market participant could replace missing elements. The revised definition will result in more transactions being recorded as asset acquisitions or dispositions as opposed to business acquisitions or dispositions. The amendments of ASU 2017-01 are effective for public business entities for fiscal years beginning after December 15, 2017, and for private companies for fiscal years beginning after December 15, 2018. Management adopted ASU 2017-01 as of January 1, 2019; adoption did not have an impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The objective of issuing this ASU is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. As such, the Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this guidance eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments of this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and for private companies for fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. Management adopted ASU 2016-16 as of January 1, 2019; adoption did not have an impact on the Company’s consolidated financial statements.

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

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  The amendments of ASU 2016-02 are effective for public entities for interim and annual periods beginning after December 15, 2018 and for other entities for periods beginning after December 15, 2019.  The adoption of this ASU will result in an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee.  Under current accounting standards, all of the Company's leases are classified as operating leases and, as such, are not recognized on the Company's Consolidated Balance Sheet.  Additionally, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases, Targeted Improvements. The amendments in these updates provide additional clarification and implementation guidance on certain aspects of ASU 2016-02 and have the same effective and transition requirements as ASU 2016-02. Specifically, ASU 2018-11 creates an additional transition method option allowing entities to record a cumulative effect adjustment to opening retained earnings in the year of adoption.  In December 2018, the FASB further issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors.  The amendments in this update permits lessors to make an accounting policy election to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs and instead account for the costs as if they were lessee costs.  Additionally, the amendment requires lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments.  In March 2019, the FASB also issued ASU 2019-01, Leases (Topic 842) Codification Improvements, to further clarify certain identified issues regarding implementation of ASU 2016-02.  Specifically, the amendments in ASU 2019-01 clarify the determination of fair value of underlying assets by lessors that are not manufacturers or dealers, the cash flow presentation of sales-type or direct financing leases, and transition disclosures for interim periods.  Management will adopt these ASUs using the private company effective date of January 1, 2020 and is currently evaluating the impact to the consolidated financial statements and related method of adoption, specifically, we are in the process of determining an appropriate discount rate to record identified right-of-use assets.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.” ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year.  ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for public business entities for fiscal years beginning after December 15, 2017, and for private companies for fiscal years beginning after December 15, 2018.  All subsequently issued ASU’s which provide additional guidance and clarifications to various aspects of FASB ASC Topic 606 will become effective when the amendments of ASU 2014-09 become effective.  These subsequently issued ASU’s include ASU 2016-08 “Revenue from Contracts with Customers (Topic 606)-Principal versus Agent Considerations,” ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing,” and ASU 2016-12 “Revenue from Contracts with Customers (Topic 606)-Narrow Scope Improvements and Practical Expedients.”  These amendments clarify the main provisions of ASU-2014-09 with respect to specific revenue types based upon implementation questions submitted.  Specifically, revenue in which a third party satisfies a portion of the performance obligations, revenue from licensing activities, and the assessment of collectability, treatment of sales taxes, non-cash consideration, and contract modifications at transition.  Management adopted ASU 2014-09 as of January 1, 2019; adoption did not have a material impact on the measurement or recognition of revenue in the Company’s consolidated financial statements. Refer to Note 2 for additional discussion.

NOTE 2. REVENUE RECOGNITION

On January 1, 2019, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and all subsequent ASUs that modified Topic 606. As stated in Note 1, Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2019 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to non-interest revenue streams, such as deposit related fees, interchange fees, merchant income, and brokerage and investment advisory service commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Non-interest revenue streams in-scope of Topic 606 are discussed below.

Core Service Charges on Deposit Accounts

Core service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts) and monthly service fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Transaction Based Fee Income on Deposit Accounts

Transaction based fee income on deposit accounts consists of variable revenue streams associated with activities which a deposit account holder may initiate on a transaction by transaction basis.  The majority of transaction based fee income arises from interchange revenue received when deposit customers use a debit card for a point of sale transaction over a third party card payment network.  Interchange revenue is recorded net of related interchange expenses in the month in which the transaction occurs.

Merchant services income is realized through a third party service provider who is contracted by the Bank under a referral arrangement. Such fees represent fees charged to merchants to process their debit card transactions, in addition to account management fees. The third party service provider also issues credit cards as private label in the Company's name in exchange for a referral fee.  Fees are earned and recorded in the same period as the referral occurs and the card is issued.

Other transaction based service charges on deposit accounts include revenue from processing wire transfers, issuing cashier’s checks, processing check orders, and renting safe deposit boxes. The Company’s performance obligation related to these service charges is largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or charged to the customers’ account in the period the service is provided. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

Mortgage Referral Fees

Mortgage referral fees are also transaction based fee income. The Company’s performance obligation for fees is largely satisfied when the services are rendered or upon completion. Payment is typically received immediately.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Non-Interest Income
In-scope of Topic 606
Deposit accounts core service charges	$112	$67
Deposit account transaction based fee income	631	295
Mortgage referral fees	110	156
Non-Interest Income (in-scope of Topic 606)	853	518
Non-Interest Income (out-of-scope of Topic 606)	2,204	2,070
Total Non-Interest Income	$3,057	$2,588

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. The Company did not have any significant contract balances at March 31, 2019 or December 31, 2018.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

NOTE 3. BUSINESS COMBINATIONS

Comanche National Corporation

On November 14, 2018, Spirit of Texas Bancshares, Inc. (the “Company” or “Spirit”) completed its acquisition of Comanche National Corporation and its subsidiary, The Comanche National Bank (together, “Comanche”). This transaction resulted in 8 additional branches in the North Texas region. The Company issued 2,142,811 shares of its common stock as well as a net cash payment to Comanche shareholders of $12.2 million for all outstanding stock of Comanche and resulted in 100% ownership interest.

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

The Company incurred expenses related to the acquisition of approximately $1.7 million for the three months ended March 31, 2019 which are included in noninterest expense in consolidated statements of income. The Company did not incur any expenses related to the acquisition during the three months ended March 31, 2018.

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
Liablilities of acquired bank:
Deposits	$297,778
Trust preferred securities	2,811
Other liabilities	2,698
Total liabilities assumed	$303,287
Common stock issued at $18.99 per share	$40,692
Cash paid	$12,246

As of March 31, 2019, management is still evaluating the fair values of other assets and other liabilities. Amounts shown above are preliminary and the Company expects to finalize these values by the second quarter of 2019.

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as Comanche was merged into the Company and separate financial information is not readily available.

NOTE 4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized	Unrealized		Fair
March 31, 2019	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$2,016	$—	$32	$1,984
State and municipal obligations	9,420	445	—	9,865
Residential mortgage-backed securities	111,455	2,583	422	113,616
Corporate bonds and other debt securities	5,656	—	53	5,603
Total available for sale	$128,547	$3,028	$507	$131,068

	Amortized	Unrealized		Fair
December 31, 2018	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$2,015	$—	$81	$1,934
State and municipal obligations	17,201	847	—	18,048
Residential mortgage-backed securities	152,232	2,614	872	153,974
Corporate bonds and other debt securities	5,667	—	162	5,505
Total available for sale	$177,115	$3,461	$1,115	$179,461

Taxable interest and dividends on investment securities were $1.1 million and $214 thousand for the three months ended March 31, 2019 and 2018, respectively. Tax-exempt interest and dividends on investment securities were $108 thousand for the three months ended March 31, 2019. There were no tax-exempt interest or dividends on investment securities for the three months ended March 31, 2018.

There were $117.5 million and $106.6 million securities pledged to collateralize public funds at March 31, 2019 and December 31, 2018, respectively.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

	Amortized	Fair
March 31, 2019	Cost	Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$127	$128
Due after one year through five years	7,170	7,105
Due after five years through ten years	1,747	1,775
Due after ten years	8,048	8,444
Residential mortgage-backed securities	111,455	113,616
Total available for sale	$128,547	$131,068

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
March 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$—	$—	$1,984	$32	$1,984	$32
State and municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	24,015	422	24,015	422
Corporate bonds and other debt securities	—	—	5,603	53	5,603	53
Total available for sale	$—	$—	$31,602	$507	$31,602	$507

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$—	$—	$1,934	$81	$1,934	$81
State and municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	1	—	25,479	872	25,480	872
Corporate bonds and other debt securities	—	—	5,505	162	5,505	162
Total available for sale	$1	$—	$32,918	$1,115	$32,919	$1,115

At March 31, 2019, the Company’s securities portfolio consisted of 189 securities, 45 of which were in an unrealized loss position. All of the 45 securities in an unrealized loss position at March 31, 2019 were in an unrealized loss position for more than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.

The Company monitors its investment securities for other-than-temporary-impairment (“OTTI”). Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at March 31, 2019. The following describes the basis under which the Company has evaluated OTTI:

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

Sale proceeds from the sale of available for sale securities for the three months ended March 31, 2019 were $45.2 million which resulted in gross realized gains of $1.1 million. There were no securities sold for the three months ended March 31, 2018.

NOTE 5. LOANS, NET

Loans consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Commercial and industrial loans (1)	$162,934	$173,892
Real estate:
1-4 single family residential loans	280,788	275,644
Construction, land and development	169,919	159,734
Commercial real estate loans (including multifamily)	418,032	397,953
Consumer loans and leases	21,631	24,378
Municipal and other loans	62,691	61,339
Total loans held in portfolio (2)	$1,115,995	$1,092,940
Allowance for loan losses	(6,569)	(6,286)
Loans held in portfolio, net	$1,109,426	$1,086,654

(1) Balance includes $73.5 million and $76.9 million of the unguaranteed portion of SBA loans as of March 31, 2019 and December 31, 2018, respectively.

(2) Balance includes $(4.7) million and $(4.9) million of deferred fees, cost, premium and discount as of March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019 and December 31, 2018, the Company had pledged loans as collateral for FHLB advances of $513.1 million and $385.5 million, respectively. There were no recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of March 31, 2019 and December 31, 2018.

The Company originates and sells loans secured by the SBA. The Company retains the unguaranteed portion of the loan and servicing on the loans sold and receives a fee based upon the principal balance outstanding. During the three months ended March 31, 2019 and 2018, the Company sold approximately $10.1 million and $17.1 million, respectively, in loans to third parties. The loan sales resulted in realized gains of $804 thousand and $1.5 million for the three months ended March 31, 2019 and 2018, respectively.

In the ordinary course of business, the Company makes loans to executive officers and directors. Loans to these related parties, including companies in which they are principal owners, are as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Principal outstanding, beginning of year	$107	$463
Additions (reductions) of affiliations	—	—
New loans made in current year	—	—
Repayments	(14)	(21)
Principal outstanding, end of year	$93	$442

There were no unfunded commitments to related parties at March 31, 2019 or December 31, 2018.

NOTE 6. ALLOWANCE FOR LOAN AND LEASE LOSSES

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

As of March 31, 2019, all purchased loans were excluded from the allowance for loan and lease losses calculation given there was no deterioration between the acquisition date and the end of the first quarter of 2019. Purchased credit impaired loans were insignificant. Going forward, management will evaluate the remaining credit quality, credit discount and charge-offs associated with these purchased loans to determine if an additional allowance is deemed necessary.

The following tables present information related to allowance for loan and lease losses for the periods presented:

	Allowance Rollforward
Three Months Ended March 31, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,453	$(578)	$28	$758	$4,661
Real estate:
1-4 single family residential loans	59	—	—	(25)	34
Construction, land and development loans	731	—	—	18	749
Commercial real estate loans (including multifamily)	960	—	—	97	1,057
Consumer loans and leases	80	(18)	2	(7)	57
Municipal and other loans	3	—	—	8	11
Ending allowance balance	$6,286	$(596)	$30	$849	$6,569

	Allowance Rollforward
Three Months Ended March 31, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,046	$(324)	$66	$118	$2,906
Real estate:
1-4 single family residential loans	902	—	—	(15)	887
Construction, land and development loans	441	—	—	99	540
Commercial real estate loans (including multifamily)	898	—	—	134	1,032
Consumer loans and leases	198	(6)	—	(17)	175
Municipal and other loans	167	—	—	20	187
Ending allowance balance	$5,652	$(330)	$66	$339	$5,727

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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment:

	Accruing
March 31, 2019	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$158,227	$275	$117	$43	$4,272	$162,934
Real estate:
1-4 single family residential loans	277,933	1,641	329	—	885	280,788
Construction, land and development	169,686	—	10	—	223	169,919
Commercial real estate loans (including multifamily)	417,442	104	135	—	351	418,032
Consumer loans and leases	21,492	74	46	—	19	21,631
Municipal and other loans	62,691	—	—	—	—	62,691
Total loans	$1,107,471	$2,094	$637	$43	$5,750	$1,115,995

	Accruing
December 31, 2018	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$169,206	$605	$223	$288	$3,570	$173,892
Real estate:
1-4 single family residential loans	273,909	581	64	—	1,090	275,644
Construction, land and development	159,723	11	—	—	—	159,734
Commercial real estate loans (including multifamily)	396,559	451	589	—	354	397,953
Consumer loans and leases	24,109	208	44	—	17	24,378
Municipal and other loans	61,289	50	—	—	—	61,339
Total loans	$1,084,795	$1,906	$920	$288	$5,031	$1,092,940

There was one loan 90 days or more past due and still accruing at March 31, 2019 with a recorded investment of $43 thousand. There were four loan 90 days or more past due and still accruing at December 31, 2018 with a recorded investment of $288 thousand.

At March 31, 2019, non-accrual loans that were 30 to 59 days past due were $558 thousand, non-accrual loans that were 60 to 89 days past due were $837 thousand, and non-accrual loans that were 90 days or more past due were $1.3 million. At December 31, 2018, non-accrual loans that were 30 to 59 days past due were $175 thousand, non-accrual loans that were 60 to 89 days past due were $143 thousand, and non-accrual loans that were 90 days or more past due were $2.0 million.

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

The following table summarizes the Company’s loans by key indicators of credit quality:

March 31, 2019	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$151,905	$3,252	$7,777	$—
Real estate:
1-4 single family residential loans	277,797	691	2,300	—
Construction, land and development	167,664	10	2,245	—
Commercial real estate loans (including multifamily)	402,034	11,203	4,795	—
Consumer loans and leases	21,537	2	92	—
Municipal and other loans	62,677	—	14	—
Total loans	$1,083,614	$15,158	$17,223	$—

December 31, 2018	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$163,908	$3,170	$6,601	$213
Real estate:
1-4 single family residential loans	270,839	1,714	2,547	544
Construction, land and development	157,688	24	2,022	—
Commercial real estate loans (including multifamily)	383,323	12,412	1,806	412
Consumer loans and leases	20,798	1,836	180	1,564
Municipal and other loans	60,837	484	—	18
Total loans	$1,057,393	$19,640	$13,156	$2,751

Internal risk ratings and other credit metrics are key factors in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan and lease losses.

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment		Allowance for Credit Loss
March 31, 2019	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$4,291	$158,643	$1,696	$2,965
Real estate:
1-4 single family residential loans	963	279,825	5	29
Construction, land and development	224	169,695	—	749
Commercial real estate loans (including multifamily)	246	417,786	—	1,057
Consumer loans and leases	17	21,614	4	53
Municipal and other loans	—	62,691	—	11
Total loans	$5,741	$1,110,254	$1,705	$4,864

	Loans - Recorded Investment		Allowance for Credit Loss
December 31, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$3,640	$170,252	$1,234	$3,219
Real estate:
1-4 single family residential loans	1,193	274,451	29	30
Construction, land and development	—	159,734	—	731
Commercial real estate loans (including multifamily)	—	397,953	—	960
Consumer loans and leases	17	24,361	4	76
Municipal and other loans	—	61,339	—	3
Total loans	$4,850	$1,088,090	$1,267	$5,019

The following tables set forth certain information regarding the Company’s impaired loans that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
March 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,546	$7,473	$1,696	$1,745	$3,745
Real estate:
1-4 single family residential loans	18	18	5	945	979
Construction, land and development	—	—	—	224	224
Commercial real estate loans (including multifamily)	—	—	—	246	246
Consumer loans and leases	17	17	4	—	—
Municipal and other loans	—	—	—	—	—
Total loans	$2,581	$7,508	$1,705	$3,160	$5,194

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$1,843	$5,392	$1,234	$1,797	$3,500
Real estate:
1-4 single family residential loans	116	124	29	1,077	1,086
Construction, land and development	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—	—
Consumer loans and leases	17	17	4	—	—
Municipal and other loans	—	—	—	—	—
Total loans	$1,976	$5,533	$1,267	$2,874	$4,586

	Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial loans	$4,457	$—	$1,913	$—
Real estate:
1-4 single family residential loans	972	—	1,463	—
Construction, land and development	224	—	—	—
Commercial real estate loans (including multifamily)	247	—	437	—
Consumer loans and leases	18	—	106	—
Municipal and other loans	—	—	—	—
Total loans	$5,918	$—	$3,919	$—

Troubled Debt Restructurings:

The following table provides a summary of troubled debt restructurings (“TDRs”) based upon delinquency status, all of which are considered impaired:

	March 31, 2019		December 31, 2018
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial loans	3	$68	3	$69
Real estate:
1-4 single family residential loans	2	136	2	141
Construction, land and development	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—
Consumer loans and leases	—	—	—	—
Municipal and other loans	—	—	—	—
Total performing TDRs	5	204	5	210
Nonperforming TDRs	7	421	7	448
Total TDRs	12	$625	12	$658
Allowance attributable to TDRs		$128		$149

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

Three Months Ended March 31,
	2019				2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in thousands)
Commercial and industrial loans	—	$—	$—	$—	5	$369	$369	$30
Real estate:
1-4 single family residential loans	—	—	—	—	—	—	—	—
Construction, land and development	—	—	—	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—
Municipal and other loans	—	—	—	—	—	—	—	—

There have been no defaults of troubled debt restructurings that took place within the three months ended March 31, 2019 and 2018.

NOTE 7. GOODWILL AND INTANGIBLES

Goodwill and other intangible assets, which consist of core deposit intangibles, are summarized as follows:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
	(Dollars in thousands)
Beginning goodwill	$18,253	$4,485
Arising from business combination	—	13,768
Ending goodwill	$18,253	$18,253

Core deposit intangible	13,166	13,166
Less: Accumulated amortization	(5,212)	(4,608)
Core deposit intangible, net	$7,954	$8,558

Amortization expense for core deposit intangibles for the three months ended March 31, 2019 and 2018 totaled $603 thousand and $176 thousand, respectively.

The estimated amount of amortization expense for core deposit intangible assets to be recognized over the next five fiscal years is as follows:

Type of intangibles	Remainder of 2019	2020	2021	2022	2023	2024
	(Dollars in thousands)
Core deposit intangible	$1,775	$2,094	$1,712	$1,191	$774	$314

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

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of loans serviced for others were $216.3 million and $225.0 million at March 31, 2019 and December 31, 2018, respectively. SBA loan servicing fees were $264 thousand and $624 thousand for the three months ended March 31, 2019 and 2018, respectively.

The risks inherent in the SBA servicing asset relate primarily to changes in prepayments that result from shifts in interest rates.  The following summarizes the activity pertaining to SBA servicing rights, which are in the consolidated balance sheets, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Beginning balance	$3,965	$3,411
Origination of servicing assets	198	332
Change in fair value:
Due to run-off	(165)	(208)
Due to market changes	(251)	(23)
Ending balance	$3,747	$3,512

NOTE 9. DEPOSITS

The following table sets forth the Company’s deposits by category:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Noninterest-bearing demand deposits	$258,440	$256,784
Interest-bearing demand deposits	127,182	124,933
Interest-bearing NOW accounts	7,509	7,961
Savings and money market accounts	228,635	245,928
Time deposits	581,486	547,042
Total deposits	$1,203,252	$1,182,648
Time deposits $100,000 and greater	$459,748	$422,447
Time deposits $250,000 and greater	153,358	129,424
Related party deposits (executive officers and directors)	6,565	7,847

The aggregate amount of overdraft demand deposits reclassified to loans was $45 thousand and $93 thousand at March 31, 2019 and December 31, 2018, respectively. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totaled $435.4 million, $113.0 million, $14.5 million, $10.6 million and $8.0 million, respectively.

NOTE 10. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Spirit of Texas Bancshares, Inc. 2008 Stock Plan (the “2008 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2008 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2019	1,116,672	$13.04
Granted	—
Exercised	(86,300)	$11.81	$810
Forfeited	(3,000)	$16.00
Expired	—
Outstanding at March 31, 2019	1,027,372	$13.14	$8,281	4.81
Vested and exercisable at March 31, 2019	869,892	$12.94	$7,185	4.47

The total unrecognized compensation cost of $516 thousand related to the 2008 Stock Plan for the share awards outstanding at March 31, 2019 will be recognized over a weighted average remaining period of 1.68 years.

Spirit of Texas Bancshares, Inc. 2017 Stock Plan (the “2017 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2017 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2019	205,725	$17.45
Granted	850	$23.18	$2
Exercised	(5,000)	$15.00	$31
Forfeited	—
Expired	—
Outstanding at March 31, 2019	201,575	$17.53	$740	8.46
Vested and exercisable at March 31, 2019	74,156	$15.00	$460	7.92

The fair values of the stock options granted for the three months ended March 31, 2019 were determined utilizing the Black-Scholes pricing model methodology. A summary of assumptions used to calculate the fair values of the 2017 Stock Plan awards is presented below:

2017 Stock Plan
Three Months Ended
March 31, 2019
Expected volatility	23.3%
Expected dividend yield	0.0%
Expected term (years)	7.5
Risk-free interest rate	2.58%
Weighted average grant date fair value	$7.57

The expected volatility is based on the combination of the Company’s historical volatility and the volatility of comparable peer banks. The expected term represents the period of time that the 2017 Stock Plan awards are expected to be outstanding from the date of grant. The risk-free interest rate is based on the U.S. Treasury yields for the expected term of the instrument.

The total unrecognized compensation cost of $614 thousand related to the 2017 Stock Plan for the share awards outstanding at March 31, 2019 will be recognized over a weighted average remaining period of 3.82 years.

Warrants

Activity for the Bank4Texas Warrants for the period indicated is summarized as follows:

	Bank4Texas Warrants
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2019	10,710	$10.50
Granted	—
Exercised	(838)	$10.50	$9
Forfeited (1)	—
Expired	—
Outstanding at March 31, 2019	9,872	$10.50	$106	1.40
Vested and exercisable at March 31, 2019	9,872	$10.50	$106	1.40

There was no activity during the three months ended March 31, 2019 on the Oasis Warrants.

NOTE 11. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
Net income available to common stockholders	$3,810	$2,013
Weighted average number of common shares - basic	12,152,558	7,348,992
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	454,887	194,614
Weighted average number of common shares - diluted	12,607,445	7,543,606
Basic earnings per common share	$0.31	$0.27
Diluted earnings per common share	$0.30	$0.27
Anti-dilutive warrants and stock options	4,203	391,877

NOTE 12. INCOME TAXES

The Company estimates both permanent and temporary differences in computing its interim tax provision. The effective tax rate is based on actual pre-tax income which approximates the effective tax rate based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rates for the three months ended March 31, 2019 and 2018 were 17.9% and 19.6%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2019 was primarily due to a return to provision adjustment recorded during the first quarter of 2019 and non-taxable interest on securities related to the Comanche acquisition.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of March 31, 2019 and December 31, 2018, the Company’s reserve for unfunded commitments totaled $20 thousand and $48 thousand, respectively.

Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.

Financial Instruments Commitments

Unfunded commitments are as follows:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Unfunded loan commitments	$187,227	$176,156
Commercial and standby letters of credit	596	547
Total	$187,823	$176,703

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

NOTE 14. FAIR VALUE MEASUREMENTS

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

The following table presents the assets and liabilities measured at fair value on a recurring basis:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies	$—	$1,984	$—	$1,984
State and municipal obligations	—	9,865	—	9,865
Residential mortgage-backed securities	—	113,616	—	113,616
Corporate bonds and other debt securities	—	5,603	—	5,603
SBA servicing rights	—	—	3,747	3,747
Total	$—	$131,068	$3,747	$134,815

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies	$—	$1,934	$—	$1,934
State and municipal obligations	—	18,048	—	18,048
Residential mortgage-backed securities	—	153,974	—	153,974
Corporate bonds and other debt securities	—	5,505	—	5,505
SBA servicing rights	—	—	3,965	3,965
Total	$—	$179,461	$3,965	$183,426

There were no transfers of financial assets between levels of the fair value hierarchy during the three months ended March 31, 2019.

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

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	Estimated Fair Value
	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Assets (classified in Level 3):
Impaired loans	$2,992	$2,696
Other real estate and repossessed assets	518	782

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

The following tables show significant unobservable inputs used in the recurring and non-recurring fair value measurements of Level 3 assets:

Level 3 Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range/Weighted Average
March 31, 2019
Non-recurring:
Impaired loans	$2,992	Third party appraisals	Collateral discounts	0.0% - 100.0% (24.8%)
Other real estate owned	518	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	3,747	Discounted cash flows	Conditional prepayment rate	12.3%
			Discount rate	11.5%
December 31, 2018
Non-recurring:
Impaired loans	$2,696	Third party appraisals	Collateral discounts	0.0% - 100.0% (19.2%)
Other real estate owned	782	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	3,965	Discounted cash flows	Conditional prepayment rate	11.8%
			Discount rate	11.5%

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

March 31, 2019	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$122,662	$122,662	$122,662	$—	$—
Available for sale securities	131,068	131,068	—	131,068	—
FHLB and other bank stock	5,264	5,264	—	5,264	—
Loans, net	1,109,426	1,105,358	—	—	1,105,358
Loans held for sale	6,300	6,764	—	6,764	—
Accrued interest receivable	4,849	4,849	—	4,849	—
Bank-owned life insurance	7,442	7,442	—	7,442	—
SBA servicing rights	3,747	3,747	—	—	3,747

Financial Liabilities:
Deposits	$1,203,252	$1,173,897	$—	$1,173,897	$—
Accrued interest payable	737	737	—	737	—
Long-term borrowings	65,676	63,183	—	63,183	—

December 31, 2018	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$89,015	$89,015	$89,015	$—	$—
Available for sale securities	179,461	179,461	—	179,461	—
FHLB and other bank stock	5,304	5,304	—	5,304	—
Loans, net	1,086,654	1,075,252	—	—	1,075,252
Loans held for sale	3,945	4,200	—	4,200	—
Accrued interest receivable	4,934	4,934	—	4,934	—
Bank-owned life insurance	7,401	7,401	—	7,401	—
SBA servicing rights	3,965	3,965	—	—	3,965

Financial Liabilities:
Deposits	$1,182,648	$1,181,606	$—	$1,181,606	$—
Accrued interest payable	702	702	—	702	—
Short-term borrowings	12,500	12,500	—	12,500	—
Long-term borrowings	67,916	66,735	—	66,735	—

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at March 31, 2019 and December 31, 2018, include cash and cash equivalents, time deposits in other banks and accrued interest receivable and payable.

NOTE 15. SUBSEQUENT EVENT

On April 2, 2019, the Company completed its acquisition of First Beeville Financial Corporation and its subsidiary, The First National Bank of Beeville (together “Beeville”). This transaction resulted in three additional branches and three loan production offices in the South Texas market. The Company issued 1,579,268 shares of its common stock as well as a net cash payment to Beeville shareholders of $32.4 million, a total consideration of $65.9 million, for all outstanding stock of Beeville and resulted in 100% ownership interest.

The Company is still evaluating the fair values of the assets acquired and liabilities assumed in the Beeville acquisition.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the three months ended March 31, 2019 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2018. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us” and “our company” refer to Spirit of Texas Bancshares, Inc., a Texas corporation, and our wholly-owned banking subsidiary, Spirit of Texas Bank SSB, a Texas state savings bank. References in this Form 10-Q to “Bank” refer to Spirit of Texas Bank SSB. References in this Form 10-Q to “Houston metropolitan area,” “Dallas/Fort Worth metropolitan area” and “Bryan/College Station metropolitan area” refer to the Houston-The Woodlands-Sugar Land Metropolitan Statistical Area, the Dallas-Fort Worth- Arlington Metropolitan Statistical Area and the College Station-Bryan Metropolitan Statistical Area, respectively.

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
30.	the cost savings from our recent acquisitions may not be fully realized or may take longer to realize than expected; and
31.	operating costs, customer loss and business disruption following the acquisitions, including adverse effects on relationships with employees, may be greater than expected; and
32.	competition from other financial services companies in Spirit’s, Comanche’s and Beeville’s respective markets.

Other factors not identified above, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, may also cause our results to differ materially from the anticipated or estimated results described in our forward-looking statements. The foregoing factors should not be construed as exhaustive, and you should consider these factors in connection with considering any forward-looking statements that may be made by us. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statements speaks only as of the date on which it is made, and we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

Overview

We are a Texas corporation and a registered bank holding company located in the Houston metropolitan area with headquarters in Conroe, Texas. We offer a broad range of commercial and retail banking services through our wholly-owned bank subsidiary, Spirit of Texas Bank SSB. We operate through 23 full-service branches located primarily in the Houston and Dallas/Fort Worth metropolitan areas. As of March 31, 2019, we had total assets of $1.48 billion, loans held for investment of $1.12 billion, total deposits of $1.20 billion and total stockholders’ equity of $204.0 million.

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

Recent Developments

On April 2, 2019, the Company closed its previously announced acquisition of First Beeville Financial Corporation and its bank subsidiary, The First National Bank of Beeville (together “Beeville”). This transaction resulted in three additional branches and three loan production offices in the South Texas market. The Company issued 1,579,268 shares of its common stock as well as a net cash payment to Beeville shareholders of $32.4 million for all outstanding stock of Beeville and resulted in 100% ownership interest.

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

Noninterest Expense

Our noninterest expense includes the following: (1) salaries and employee benefits; (2) occupancy and equipment expenses; (3) professional services; (4) data processing and network; (5) regulatory assessments and insurance; (6) amortization of core deposit intangibles; (7) advertising; (8) marketing; (9) telephone expenses; (10) conversion expenses; and (11) other.

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

Performance Highlights

Operating and financial highlights for the three months ended March 31, 2019 include the following:

•

Net Income for the first quarter of 2019 increased to $3.8 million. Adjusted net income for the first quarter of 2019 was $4.1 million, which excluded $1.4 million of after-tax, merger related expenses and $1.1 million of gain on sale of investment securities.

•

Diluted earnings per share were $0.30 for the first quarter of 2019. Adjusted diluted earnings per share were $0.33 for the first quarter of 2019, which excluded $1.4 million of after-tax merger related expenses and $1.1 million of gain on sale of investment securities.

•	Net Interest Margin and Tax Equivalent Net Interest Margin were 4.65% and 4.69%, respectively.
•	Deposit growth of $20.6 million, or 7.07% annualized.
•	Loan growth of $23.1 million, or 8.55% annualized.

•	Return on Average Assets was 1.06%, annualized including merger related expenses and the gain on sale of investment securities.
•	Book value per share was $16.72 and tangible book value per share was $14.58.

Tax equivalent net interest margin, adjusted net income, adjusted basic and diluted earnings per share and tangible book value per share are non-GAAP financial measures. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Analysis of Results of Operations

Net income for the three months ended March 31, 2019 totaled $3.8 million, which generated diluted earnings per common share of $0.30 for the three months ended March 31, 2019. Adjusted net income for the three months ended March 31, 2019 totaled $4.1 million which excluded $1.4 million of after-tax merger related expenses and $1.1 million of gain on sale of investment securities, which generated adjusted diluted earnings per common share of $0.33. Net income for the three months ended March 31, 2018 totaled $2.0 million, which generated diluted earnings per common share of $0.27 for the three months ended March 31, 2018. The increase in net income was driven by an increase in interest income of $6.2 million that was primarily attributable to increasing loan yields and the growth in the average balance of loans, partially offset by an increase in noninterest expense of $2.9 million, which was mainly the result of an increase of merger related expenses of $1.8 million. Our results of operations for the three months ended March 31, 2019 produced an annualized return on average assets of 1.06% compared to an annualized return on average assets of 0.79% for the three months ended March 31, 2018. We had an annualized return on average stockholders’ equity of 7.65% for the three months ended March 31, 2019, compared to an annualized return on average stockholders’ equity of 8.09% for the three months ended March 31, 2018.

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

	Three Months Ended March 31,
	2019			2018
	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$92,892	$546	2.38%	$27,843	$124	1.80%
Loans, including loans held for sale (2)	1,105,177	17,118	6.28%	884,521	12,291	5.64%
Investment securities and other	148,035	1,220	3.34%	41,385	238	2.33%
Total interest-earning assets	1,346,104	18,884	5.69%	953,749	12,653	5.38%
Noninterest-earning assets	110,334			75,945
Total assets	$1,456,438			$1,029,694
Interest-bearing liabilities:
Interest-bearing demand deposits	$128,059	$167	0.53%	$—	$—	0.00%
Interest-bearing NOW accounts	7,354	3	0.15%	7,749	3	0.15%
Savings and money market accounts	235,148	442	0.76%	235,424	342	0.59%
Time deposits	561,435	2,459	1.78%	417,016	1,386	1.35%
FHLB advances and other borrowings	67,149	378	2.29%	93,509	541	2.35%
Total interest-bearing liabilities	999,145	3,449	1.40%	753,698	2,272	1.22%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	250,204			169,688
Other liabilities	5,232			5,392
Stockholders' equity	201,857			100,916
Total liabilities and stockholders' equity	$1,456,438			$1,029,694
Net interest rate spread			4.29%			4.16%
Net interest income and margin		$15,435	4.65%		$10,381	4.41%
Net interest income and margin (tax equivalent)(3)		$15,573	4.69%		$10,497	4.46%

(1)	Average balances presented are derived from daily average balances.
(2)	Includes loans on nonaccrual status.
(3)

In order to make pretax income and resultant yields on tax-exempt loans comparable to those on taxable loans, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the three months ended March 31, 2019 and 2018, which is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates follows:

	Three Months Ended March 31, 2019 compared to 2018
	Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$371	$51	$422
Loans, including loans held for sale (2)	3,318	1,509	4,827
Investment securities and other	828	154	982
Total change in interest income	$4,517	$1,714	$6,231
Interest-bearing liabilities:
Interest-bearing demand deposits	$167	$—	$167
Interest-bearing NOW accounts	—	—	—
Savings and money market accounts	(3)	103	100
Time deposits	559	514	1,073
FHLB advances and other borrowings	(149)	(14)	(163)
Total change in interest expenses	574	603	1,177
Total change in net interest income	$3,943	$1,111	$5,054

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.
(2)	Includes loans on nonaccrual status.

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Net interest income was $15.4 million for the three months ended March 31, 2019 compared to $10.4 million for the three months ended March 31, 2018, representing an increase of $5.1 million, or 48.7%. The increase in net interest income was primarily due to an increase in interest income of $6.2 million partially offset by an increase in interest expense of $1.2 million. Interest income on loans increased by $4.8 million for the three months ended March 31, 2019. The growth in average loans of $220.7 million, including loans held for sale, for the three months ended March 31, 2019 was the primary driver of the increase in interest income on loans, as well as an increase in the average rate on loans of 64 basis points over the same period.

Interest expense was $3.4 million for the three months ended March 31, 2019 compared to $2.3 million for the three months ended March 31, 2018, representing an increase of $1.2 million. This increase was mainly due to an increase in interest expense on deposits. Interest expense on deposits totaled $3.1 million for the three months ended March 31, 2019 compared to $1.7 million for the three months ended March 31, 2018, representing an increase of $1.3 million, resulting primarily from an increase in the average rate paid on time deposits of 43 basis points for the three months ended March 31, 2019 over the three months ended March 31, 2018. The average cost of deposits for the three months ended March 31, 2019 was 1.05%. This represents an increase of 20 basis points compared to the average cost of deposits of 0.85% for the three months ended March 31, 2018. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2018. For the three months ended March 31, 2019, the average rate paid on time deposits was 1.78% compared to 1.35% for the three months ended March 31, 2018.

The net interest margin was 4.65% for the three months ended March 31, 2019 compared to 4.41% for the three months ended March 31, 2018, representing an increase of 24 basis points. The tax equivalent net interest margin was 4.69% for the three months ended March 31, 2019 compared to 4.46% for the three months ended March 31, 2018, representing an increase of 23 basis points. The average yield on interest-earning assets increased by 31 basis points for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 while the average rate paid on interest-bearing liabilities increased by 18 basis points, resulting in a 13 basis point increase in the interest rate spread. The increase in both net interest margin and interest rate spread primarily resulted from the increase in the average loan balance of $220.7 million as well as the increase in loan yields of 64 basis points for the three months ended March 31, 2019.

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

Three months ended March 31, 2019 compared to three months ended March 31, 2018

The provision for loan losses was $849 thousand for the three months ended March 31, 2019 and $339 thousand for the three months ended March 31, 2018. The ratio of net charged-off loans to average loans (annualized) was 0.21% for the three months ended March 31, 2019 and 0.12% for the three months ended March 31, 2018. Charge-offs taken in the first quarter of 2019 were primarily on impaired loans which had been provided for in a previous period.

Our management maintains a proactive approach in managing nonperforming loans, which were $5.8 million, or 0.52% of loans held for investment, at March 31, 2019, and $5.3 million, or 0.49% of loans held for investment, at December 31, 2018. The allowance for loan and lease losses totaled $6.6 million, or 0.59% of loans held for investment, at March 31, 2019 compared to $6.3 million, or 0.58% of loans held for investment, at December 31, 2018. The ratio of allowance for loan and lease losses to nonperforming loans was 113.40% at March 31, 2019, compared to 118.18% at December 31, 2018.

Noninterest Income

Our noninterest income includes the following: (1) service charges and fees; (2) SBA loan servicing fees; (3) mortgage referral fees; (4) gain on the sales of loans, net; (5) gain (loss) on sales of investment securities; and (6) other.

The following table presents a summary of noninterest income by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended March 31,
	2019	2018	Change from the Prior Period
Noninterest income:
Service charges and fees	729	357	104.2%
SBA loan servicing fees	264	624	-57.7%
Mortgage referral fees	110	156	-29.5%
Gain on sales of loans, net	804	1,474	-45.5%
Gain on sales of investment securities	1,081	—	100.0%
Other noninterest income	69	(23)	-400.0%
Total noninterest income	$3,057	$2,588	18.1%

Three months ended March 31, 2019 compared to three months ended March 31, 2018

For the three months ended March 31, 2019, noninterest income totaled $3.1 million, a $469 thousand, or 18.1%, increase from $2.6 million for the prior period. This increase was primarily due to an increase in the gain on sales of investment securities of $1.1 million, partially offset by a decrease in the gain on sales of loans, net of $670 thousand.

Gain on sales of investment securities were $1.1 million for the three months ended March 31, 2019.  There was no gain on sales of investment securities for the three months ended March 31, 2018.  During January 2019, the Company sold $45.2 million of investment securities in order to fund future loan growth.

Gain on sales of loans, net was $804 thousand for the three months ended March 31, 2019, compared to $1.5 million for the three months ended March 31, 2018.  The closure of the U.S. government during the first quarter of 2019 affected the Company’s ability to sell loans into the secondary market, as the Company was unable to secure new SBA guarantees.

Noninterest Expense

Our noninterest expense includes the following: (1) salaries and employee benefits; (2) occupancy and equipment expenses; (3) professional services; (4) data processing and network; (5) regulatory assessments and insurance; (6) amortization of core deposit intangibles; (7) advertising; (8) marketing; (9) telephone expense; (10) conversion expense; and (11) other.

The following table presents a summary of noninterest expenses by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended March 31,
	2019	2018	Change from the Prior Period
Noninterest expense:
Salaries and employee benefits	7,124	6,858	3.9%
Occupancy and equipment expenses	1,262	1,236	2.1%
Professional services	1,041	311	234.7%
Data processing and network	485	313	55.0%
Regulatory assessments and insurance	98	255	-61.6%
Amortization of intangibles	603	176	242.6%
Advertising	97	115	-15.7%
Marketing	139	118	17.8%
Telephone expense	140	98	42.9%
Conversion expense	1,151	—	100.0%
Other operating expenses	864	646	33.7%
Total noninterest expense	$13,004	$10,126	28.4%

Three months ended March 31, 2019 compared to three months ended March 31, 2018

For the three months ended March 31, 2019, noninterest expenses totaled $13.0 million, a $2.9 million, or 28.4%, increase from $10.1 million for the prior period. This increase was primarily due to an increase in conversion expense of $1.2 million, an increase in professional services of $730 thousand and an increase in the amortization of core deposit intangibles of $427 thousand.

Conversion expense totaled $1.2 million for the three months ended March 31, 2019.  Conversion expenses related to the data conversion expense and early termination fees of the Comanche acquisition.

Professional services totaled $1.0 million for the three months ended March 31, 2019 compared to $311 thousand for the three months ended March 31, 2018. This increase is primarily the result of the merger related expenses for the Comanche acquisition.

Amortization of core deposit intangibles increased $427 thousand for the three months ended March 31, 2019 compared to March 31, 2018. This is driven by the increase in the core deposit intangible booked for the Comanche acquisition.

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

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Income tax expense was $829 thousand for the three months ended March 31, 2019, an increase of $338 thousand compared to income tax expense of $491 thousand for the three months ended March 31, 2018. Our effective tax rates for the three months ended March 31, 2019 and 2018 were 17.9% and 19.6%, respectively, primarily due to a return to provision adjustment recorded during the first quarter of 2019 and non-taxable interest on securities related to the Comanche acquisition.

Financial Condition

Our total assets increased $10.4 million, or 0.71%, from $1.47 billion as of December 31, 2018 to $1.48 billion as of March 31, 2019.

Investment Securities

We use our investment securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, and meet collateral requirements and meet regulatory capital requirements. The average balance of the securities portfolio including FHLB, FRB and The Independent Bankers Bank, or TIB, bank stock for the three months ended March 31, 2019 and 2018 was $148.0 million and $41.4 million, respectively, with a pre-tax yield of 3.34% and 2.33%, respectively. We held 189 securities classified as available for sale with an amortized cost of $128.5 million as of March 31, 2019.

Management evaluates securities for other-than-temporary impairment, or OTTI, at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. No securities were determined to be OTTI as of March 31, 2019 or December 31, 2018.

The following tables show contractual maturities and the weighted average yields on our investment securities as of the dates presented. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are not presented on a taxable equivalent basis:

	Maturity as of March 31, 2019
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
U.S. Government agencies	$—	0.00%	$1,538	2.17%	$478	2.92%	$—	0.00%
State and municipal obligations	127	5.16%	488	4.89%	757	3.92%	8,048	4.38%
Residential mortgage- backed securities	—	0.00%	73,891	3.52%	35,372	3.31%	2,192	3.27%
Corporate bonds and other debt securities	—	0.00%	5,144	2.53%	512	2.86%	—	0.00%
Total available for sale	$127	5.16%	$81,061	3.44%	$37,119	3.31%	$10,240	4.14%

As a member institution of the FHLB, FRB and TIB, the Bank is required to own capital stock in the FHLB, FRB and TIB. As of March 31, 2019 and December 31, 2018, the Bank held approximately $5.3 million in FHLB, FRB and TIB bank stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB, FRB or TIB. Such repurchases have historically been at par value. We monitor our investment in FHLB, FRB and TIB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of March 31, 2019 and December 31, 2018, management did not identify any indicators of impairment of FHLB, FRB and TIB stock.

Except for securities issued by U.S. government agencies, we did not have any concentrations where the total outstanding balances issued by a single issuer exceed 10% of our stockholders’ equity as of March 31, 2019 and December 31, 2018.

Our securities portfolio had a weighted average life of 4.97 years and an effective duration of 3.79 years as of March 31, 2019 and a weighted average life of 7.65 years and an effective duration of 5.14 years as of December 31, 2018.

Loans Held for Sale

Loans held for sale consist of the guaranteed portion of SBA loans that we intend to sell after origination. Our loans held for sale were $6.3 million as of March 31, 2019 and $3.9 million as of December 31, 2018.

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

Our total loans held for investment of $1.12 billion as of March 31, 2019 represented an increase of $23.1 million, or 2.1%, compared to $1.09 billion as of December 31, 2018. Our loans as a percentage of assets were 75.5% and 74.5% as of March 31, 2019 and December 31, 2018, respectively.

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table summarizes the allocation of loans by type as of the dates presented.

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial and industrial loans (1)	$162,934	14.6%	$173,892	15.9%
Real estate:
1-4 single family residential loans	280,788	25.2%	275,644	25.2%
Construction, land and development loans	169,919	15.2%	159,734	14.6%
Commercial real estate loans (including multifamily)	418,032	37.5%	397,953	36.4%
Consumer loans and leases	21,631	1.9%	24,378	2.3%
Municipal and other loans	62,691	5.6%	61,339	5.6%
Total loans held in portfolio	$1,115,995	100.0%	$1,092,940	100.0%

(1)	Balance includes $73.5 million and $76.9 million of the unguaranteed portion of SBA loans as of March 31, 2019 and December 31, 2018, respectively.

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

Commercial and industrial loans, including SBA loans, totaled $162.9 million as of March 31, 2019 and represented a decrease of $11.0 million, or 6.3%, from $173.9 million as of December 31, 2018. The decrease in commercial and industrial loans during the three months ended March 31, 2019 were due to payoffs primarily in the SBA portfolio. We believe we are well-positioned for continued loan growth in our commercial and industrial loan portfolio based on our strategic presence in the Houston and Dallas/Fort Worth metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

SBA loans held in our loan portfolio totaled $73.5 million and $76.9 million at March 31, 2019 and December 31, 2018, respectively. We intend to continue to expand our SBA lending program in the future.

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

1-4 single family residential real estate loans (including loans to foreign nationals) totaled $280.8 million as of March 31, 2019 and represented an increase of $5.1 million, or 1.9%, from $275.6 million as of December 31, 2018. We believe we are well-positioned for continued loan growth in our 1-4 single family residential real estate loan portfolio based on our strategic presence in the Houston and Dallas/Fort Worth metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

Construction loans totaled $169.9 million as of March 31, 2019 and represented an increase of $10.2 million, or 6.4%, from $159.7 million as of December 31, 2018. We believe we are well-positioned for continued loan growth in our construction, land and development loan portfolio based on our strategic presence in the Houston and Dallas/Fort Worth metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

Commercial real estate loans consist of owner and nonowner-occupied commercial real estate loans, multifamily loans and farmland. Total commercial real estate loans of $418.0 million as of March 31, 2019 represented an increase of $20.1 million, or 5.0%, from $398.0 million as of December 31, 2018. We believe we are well-positioned for continued loan growth in our commercial real estate loan portfolio based on our strategic presence in the Houston and Dallas/Fort Worth metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

Consumer loans and leases totaled $21.6 million as of March 31, 2019 and represented a decrease of $2.7 million, or 11.3%, from $24.4 million as of December 31, 2018. We have not actively grown our consumer portfolio because we believe current pricing on these loans does not adequately cover the inherent risk.

Municipal and other loans

Municipal and other loans consist primarily of loans made to municipalities and emergency service, hospital and school districts as well as agricultural loans.

We make loans to municipalities and emergency service, hospital and school districts primarily throughout Texas. The majority of these loans have tax or revenue pledges and in some cases are additionally supported by collateral. Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service. Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities. Total loans to municipalities and emergency service, hospital and school districts and others were $62.7 million as of March 31, 2019 and represented an increase of $1.4 million, or 2.2%, from $61.3 million as of December 31, 2018. The growth in municipal and other loans was primarily driven by an increase in agricultural loans in the North Texas region.

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due, other real estate owned and repossessed assets and restructured loans as of the dates indicated:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial and industrial loans	$4,272	$3,570
Real estate:
1-4 single family residential loans	885	1,090
Construction, land and development loans	223	—
Commercial real estate loans (including multifamily)	351	354
Consumer loans and leases	19	17
Municipal and other loans	—	—
Total nonaccrual loans	5,750	5,031
Accruing loans 90 days or more past due	43	288
Total nonperforming loans	5,793	5,319
Other real estate owned and repossessed assets	518	782
Total nonperforming assets	$6,311	$6,101
Restructured loans (1)	$204	$210

(1)

Restructured loans represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Nonperforming loans totaled $5.8 million at March 31, 2019, an increase of $474 thousand, or 8.9%, from $5.3 million at December 31, 2018. Nonperforming assets totaled $6.3 million at March 31, 2019, an increase of $210 thousand, or 3.4%, from $6.1 million at December 31, 2018.

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

The following table sets forth our asset and credit quality ratios for the periods presented:

	March 31, 2019	December 31, 2018
Asset and Credit Quality Ratios
Nonperforming loans to loans held for investment (1)	0.52%	0.49%
Nonperforming assets to loans plus OREO	0.57%	0.56%
Nonperforming assets to total assets (2)	0.43%	0.42%
Net charge-offs to average loans (annualized)(3)	0.21%	0.16%
Allowance for loan losses to nonperforming loans	113.40%	118.18%
Allowance for loan losses to loans held for investment	0.59%	0.58%
Allowance for loan losses to organic loans(4)	0.65%	0.64%

(1)	Nonperforming loans include loans in nonaccrual status.
(2)	Nonperforming assets include loans in nonaccrual status and other real estate owned.
(3)	December 31, 2018 ratio uses year to date net charge-offs.
(4)	Organic loans exclude loans acquired through a business combination.

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

The following tables summarize the allocation of allowance for loan and lease losses related to our loans as of the dates and for the periods presented. This allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans:

	Allowance Rollforward
Three Months Ended March 31, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,453	$(578)	$28	$758	$4,661
Real estate:
1-4 single family residential loans	59	—	—	(25)	34
Construction, land and development loans	731	—	—	18	749
Commercial real estate loans (including multifamily)	960	—	—	97	1,057
Consumer loans and leases	80	(18)	2	(7)	57
Municipal and other loans	3	—	—	8	11
Ending allowance balance	$6,286	$(596)	$30	$849	$6,569

	Allowance Rollforward
Three Months Ended March 31, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,046	$(324)	$66	$118	$2,906
Real estate:
1-4 single family residential loans	902	—	—	(15)	887
Construction, land and development loans	441	—	—	99	540
Commercial real estate loans (including multifamily)	898	—	—	134	1,032
Consumer loans and leases	198	(6)	—	(17)	175
Municipal and other loans	167	—	—	20	187
Ending allowance balance	$5,652	$(330)	$66	$339	$5,727

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

Prior to the second quarter of 2018, we were utilizing a peer bank allowance coverage ratio in the qualitative reserve calculation, as we did not have enough historical defaults to rely on our own loss factors. Beginning the second quarter of 2018, we had a sufficient amount of defaults over the five year lookback period to transition over to relying more on our own historical loss data versus peer data. While this did not result in a significant change to the allowance for loan and lease losses as a whole, it continues to impact the provision for certain loan categories that we had experienced more historical defaults.

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

As of March 31, 2019, all purchased loans were excluded from the allowance for loan and lease losses calculation given there was no deterioration between the acquisition date and the end of the first quarter of 2019. Purchased credit impaired loans were insignificant. Going forward, management will evaluate the remaining credit quality, credit discount and charge-offs associated with these purchased loans to determine if an additional allowance is deemed necessary.

The allowance for loan and lease losses increased to $6.6 million at March 31, 2019 as compared to $6.3 million at December 31, 2018. The allowance for loan and lease losses as a percentage of nonperforming loans and allowance for loan and lease losses as a percentage of loans held for investment was 113.40% and 0.59%, respectively, as of March 31, 2019, compared to 118.18% and 0.58%, respectively, as of December 31, 2018.

Net loan charge-offs for the three months ended March 31, 2019 totaled $566 thousand, an increase from $264 thousand of net loan charge-offs for the same period of 2018.

The following table provides the allocation of the allowance for loan and lease losses as of the dates presented:

	March 31, 2019		December 31, 2018
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
Commercial and industrial loans	$4,661	14.6%	$4,453	15.9%
Real estate:
1-4 single family residential loans	34	25.2%	59	25.2%
Construction, land and development loans	749	15.2%	731	14.6%
Commercial real estate loans (including multifamily)	1,057	37.5%	960	36.4%
Consumer loans and leases	57	1.9%	80	2.3%
Municipal and other loans	11	5.6%	3	5.6%
Total	$6,569	100.0%	$6,286	100.0%

Deposits

We expect deposits to be our primary funding source in the future as we optimize our deposit mix by continuing to shift our deposit composition from higher cost time deposits to lower cost demand deposits. Non-time deposits include noninterest-bearing and interest-bearing demand deposits, NOW accounts, and savings and money market accounts.

The following table shows the deposit mix as of the dates presented:

	March 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$258,440	21.5%	$256,784	21.7%
Interest-bearing demand deposits	127,182	10.6%	124,933	10.6%
Interest-bearing NOW accounts	7,509	0.6%	7,961	0.7%
Savings and money market accounts	228,635	19.0%	245,928	20.8%
Time deposits	581,486	48.3%	547,042	46.2%
Total deposits	$1,203,252	100.0%	$1,182,648	100.0%

Total deposits at March 31, 2019 were $1.20 billion, an increase of $20.6 million, or 1.7%, from total deposits at December 31, 2018 of $1.18 billion.

The average cost of deposits for the three months ended March 31, 2019 was 1.05%. This represents an increase of 20 basis points compared to the average cost of deposits of 0.85% for the three months ended March 31, 2018. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2018. For the three months ended March 31, 2019, the average rate paid on time deposits was 1.78% compared to 1.35% for the three months ended March 31, 2018.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

March 31, 2019
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$76,168
After three months through six months	94,427
After six months through twelve months	176,850
After twelve months	112,303
Total	$459,748

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB borrowings: The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2019 and December 31, 2018, total remaining borrowing capacity of $431.7 million and $292.3 million, respectively, was available under this arrangement.

Line of credit: We entered into a line of credit with a third party lender in May 2017 that allows us to borrow up to $20 million. In January 2019, we increased this line of credit to allow us to borrow up to $40 million. The interest rate on this line of credit is based upon 90-day LIBOR plus 4.0%, and unpaid principal and interest is due at the stated maturity of May 12, 2022. This line of credit is secured by a pledge of all of the common stock of the Bank. This line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender. At March 31, 2019, total borrowing capacity of $40.0 million was available under this line of credit.

Total borrowings consisted of the following as of the dates presented:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Short-term FHLB borrowings	$—	$12,500
Long-term FHLB borrowings	65,676	65,105
Trust preferred securities	—	2,811
Total borrowings	$65,676	$80,416

At March 31, 2019, total borrowings were $65.7 million, a decrease of $14.7 million, or 18.3%, from $80.4 million at December 31, 2018.

Short-term borrowings consist of debt with maturities of one year or less. Our short-term borrowings consist of FHLB borrowings and a third party line of credit. The following table is a summary of short-term borrowings as of and for the periods presented:

	As of/For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Short-term borrowings:
Maximum outstanding at any month-end during the period	$—	$15,000
Balance outstanding at end of period	—	15,000
Average outstanding during the period	1,111	6,247
Average interest rate during the period	2.42%	2.17%
Average interest rate at the end of the period	0.00%	1.69%

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$198,796	$99,139
Net income	3,810	2,013
Exercise of stock options and warrants	1,103	2,185
Stock-based compensation	117	152
Other comprehensive income (loss)	150	(510)
Balance at end of period	$203,976	$102,979

Net income totaled $3.8 million for the three months ended March 31, 2019, an increase of $1.8 million, compared to $2.0 million for the three months ended March 31, 2018. Our results of operations for the three months ended March 31, 2019 produced an annualized return on average assets of 1.06% compared to 0.79% for the three months ended March 31, 2018. Our results of operations for the three months ended March 31, 2019 produced an annualized return on average stockholders’ equity of 7.65% compared to 8.09% for the three months ended March 31, 2018.

Stockholders’ equity was $204.0 million as of March 31, 2019, an increase of $5.2 million from $198.8 million as of December 31, 2018. The increase was primarily driven by net income of $3.8 million and the exercise of stock options and warrants of $1.1 million during the period.

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

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We seek to minimize our exposure to loss under these commitments by subjecting them to prior credit approval and ongoing monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. As of March 31, 2019 and December 31, 2018, our reserve for unfunded commitments totaled $20 thousand and $48 thousand, respectively.

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

The following table summarizes our commitments as of the dates presented:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Unfunded loan commitments	$187,227	$176,156
Commercial and standby letters of credit	596	547
Total	$187,823	$176,703

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

Under the Basel III rules, we are required to maintain a leverage ratio of 4.0% (5.0% to be considered “well capitalized”), common equity tier 1 capital to risk-weighted assets ratio of 4.5% (6.5% to be considered “well capitalized”), a tier 1 capital to risk-weighted assets ratio of 6.0% (8.0% to be considered “well capitalized”), and a total capital to risk-weighted assets ratio of 8.0% (10.0% to be considered “well capitalized”). In addition, the risk-weighted capital ratios include a capital conservation buffer of 2.5%, which is in addition to the minimum risk-based capital standards. Institutions that do not maintain this required capital conservation buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conservation buffer was phased in over four years beginning in 2016, such that the buffer was fully phased-in as of January 1, 2019. We have included the 1.875% and 2.5% increases for 2018 and 2019, respectively, in our minimum capital adequacy ratios in the table below. The capital conservation buffer effectively raised the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019.

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

The following table sets forth the regulatory capital ratios, excluding the impact of the capital conservation buffer, as of the dates indicated:

	Minimum Capital	Minimum Capital Requirement with Capital	Minimum To Be Well	March 31, 2019	December 31, 2018
	Requirement	Buffer	Capitalized	Actual	Actual
Capital ratios (Company):
Tier 1 leverage ratio	4.0%	4.0%	N/A	12.06%	12.11%
Common equity tier 1 capital ratio	4.5%	7.0%	N/A	14.89%	14.56%
Tier 1 risk-based capital ratio	6.0%	8.5%	N/A	14.89%	14.81%
Total risk-based capital ratio	8.0%	10.5%	N/A	15.46%	15.37%

Capital ratios (Bank):
Tier 1 leverage ratio	4.0%	4.0%	5.0%	10.27%	11.04%
Common equity tier 1 capital ratio	4.5%	7.0%	6.5%	12.68%	12.38%
Tier 1 risk-based capital ratio	6.0%	8.5%	8.0%	12.68%	12.38%
Total risk-based capital ratio	8.0%	10.5%	10.0%	13.25%	12.94%

At March 31, 2019, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At March 31, 2019, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2019 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain the Bank’s “well capitalized” status.

As of March 31, 2019, we had a tier 1 leverage ratio of 12.06%. As of March 31, 2019, the Bank had a tier 1 leverage ratio of 10.27%, which provided $75.3 million of excess capital relative to the minimum requirements to be considered “well capitalized.”

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. At March 31, 2019 and December 31, 2018, our liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. The Bank maintained four Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $35.0 million as of March 31, 2019 and December 31, 2018. There were no advances under these lines of credit outstanding as of March 31, 2019 or December 31, 2018.

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.97 years and an effective duration of 3.79 years as of March 31, 2019.

As of March 31, 2019, we had outstanding $187.2 million in commitments to extend credit and $569 thousand in commitments associated with outstanding commercial and standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2019, we believe we had no exposure to future cash requirements associated with known uncertainties. Capital expenditures, including buildings and construction in process, for the three months ended March 31, 2019 and 2018 were $1.1 million and $1.2 million, respectively.

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

The following table reconciles, as of the dates set forth below, net interest margin on a fully taxable equivalent basis:

	As of or for the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
Net interest margin - GAAP basis:
Net interest income	$15,435	$10,381
Average interest-earning assets	1,346,104	953,749
Net interest margin	4.65%	4.41%
Net interest margin - Non-GAAP basis:
Net interest income	$15,435	$10,381
Plus:
Impact of fully taxable equivalent adjustment	138	116
Net interest income on a fully taxable equivalent basis	$15,573	$10,497
Average interest-earning assets	1,346,104	953,749
Net interest margin on a fully taxable equivalent basis - Non-GAAP basis	4.69%	4.46%

Adjusted Earnings per Common Share – Basic and Diluted

Adjusted earnings per common share – basic and diluted is a non-GAAP financial measure that excludes merger related expenses. In our judgment, the adjustments made to net income allow investors and analysts to better assess our basic and diluted earnings per common share by removing the volatility that is associated with merger related expenses and gain/loss on the sale of investment securities that are unrelated to our core business.

Merger related expenses for the three months ended March 31, 2019 consisted of $1.4 million of after-tax merger related expenses and a $1.1 million gain on sales of investment securities. There were no merger related expenses or gain on sales of investment securities for the three months ended March 31, 2018.

The following table reconciles, as of the date set forth below, basic and diluted earnings per common share and presents our basic and diluted earnings per common share exclusive of the impact of our merger related adjustments:

	As of or for the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
Basic and diluted earnings per share - GAAP basis:
Net income available to common stockholders	$3,810	$2,013
Weighted average number of common shares - basic	12,152,558	7,348,992
Weighted average number of common shares - diluted	12,607,445	7,543,606
Basic earnings per common share	$0.31	$0.27
Diluted earnings per common share	$0.30	$0.27
Basic and diluted earnings per share - Non-GAAP basis:
Net income available to common stockholders	$3,810	$2,013
Pre-tax adjustments:
Noninterest income
Gain on the sales of investment securities	$(1,081)	—
Noninterest expense
Merger related expenses	1,778	—
Taxes:
Tax effect of adjustments	(373)	—
Adjusted net income	$4,134	$2,013
Weighted average number of common shares - basic	12,152,558	7,348,992
Weighted average number of common shares - diluted	12,607,445	7,543,606
Basic earnings per common share - Non-GAAP basis	$0.34	$0.27
Diluted earnings per common share - Non-GAAP basis	$0.33	$0.27

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible equity and presents our tangible book value per share compared to our book value per share:

	March 31, 2019	December 31, 2018
	(Dollars in thousands, except per share data)
Total stockholders' equity	$203,976	$198,796
Less:
Goodwill and other intangible assets	26,207	26,811
Tangible stockholders' equity	$177,769	$171,985
Shares outstanding	12,195,891	12,103,753
Book value per share	$16.72	$16.42
Less:
Goodwill and other intangible assets per share	2.14	2.21
Tangible book value per share	$14.58	$14.21

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

Prior to the second quarter of 2018, we were utilizing a peer bank allowance coverage ratio in the qualitative reserve calculation, as we did not have enough historical defaults to rely on our own loss factors. Beginning the second quarter of 2018, we had a sufficient amount of defaults over the five year lookback period to transition over to relying more on our own historical loss data versus peer data. While this did not result in a significant change to the allowance for loan and lease losses as a whole, it continues to impact the provision for certain loan categories that the Company had experienced more historical defaults.

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

Item 3.        Quantitative and Qualitative Disclosure about Market Risk

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2018, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2018 to March 31, 2019. For additional disclosure of our market risks, see our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act) were effective as of the end of the period covered by this Form 10-Q.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

The Company, from time to time, is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based upon advice of legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s consolidated balance sheet, results of operations or cash flows. See Note 13 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements.”

Item 1A.        Risk Factors

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q, the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and such other risk factors as we may disclose in other reports and statements filed with the SEC. There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

101*

The following material from Spirit of Texas Bancshares, Inc.’s Form 10-Q for the quarter ended March 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spirit of Texas Bancshares, Inc.

Date: May 10, 2019	By:	/s/ Dean O. Bass
Dean O. Bass
Chairman and Chief Executive Officer

Date: May 10, 2019	By:	/s/ Jeffrey A. Powell
Jeffrey A. Powell
EVP and Chief Financial Officer