Form 10-K/A
period 2018-12-31
Spirit of Texas Bancshares, Inc.
filed 2019-07-24
CIK 1499453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

Commission File Number 001-38484

Spirit of Texas Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas	90-0499552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1836 Spirit of Texas Way Conroe, TX	77301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (936) 521-1836

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value per share	STXB	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s Common Stock outstanding as of July 23, 2019 was 13,793,232.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 23, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Spirit of Texas Bancshares, Inc. (the “Company”) is filing this amendment no. 1 on Form 10-K/A (the “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was initially filed with the Securities and Exchange Commission (“SEC”) on March 15, 2019 (the “Original 2018 Form 10-K”). The purpose of this Amendment No. 1 is to provide a list of the subsidiaries of the Company under Exhibit 21.1, which was inadvertently omitted from the Original 2018 Form 10-K. Certain changes have been made to the Exhibit Index included in Part IV, Item 15 “Exhibits and Financial Statement Schedules” to reflect the inclusion of the list of the subsidiaries of the Company under Exhibit 21.1.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. These certifications are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment No. 1.

This Amendment No. 1 is an exhibit-only filing. Except as described above, this Amendment No. 1 does not modify or update in any way the financial statements or disclosures made, or any exhibits included or incorporated by reference, in the Original 2018 Form 10-K and does not reflect events occurring after the filing of the Original 2018 Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 2018 Form 10-K and the Company’s other filings with the SEC.

Page No.
PART IV
Item 15. Exhibits, Financial Statement Schedules	4

SIGNATURES	7

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	The consolidated financial statements, notes thereto and independent auditors’ report thereon, filed as part hereof, were filed as Part II, Item 8 of the Original 2018 Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of July 19, 2018, by and among Spirit of Texas Bancshares, Inc. and Comanche National Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on July 19, 2018 (File No. 001-38484)) (schedules to which have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request).

2.2	Agreement and Plan of Reorganization, dated as of November 27, 2018, by and among Spirit of Texas Bancshares, Inc. and First Beeville Financial Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on November 28, 2018) (schedules to which have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request).

3.1	Second Amended and Restated Certificate of Formation of Spirit of Texas Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

3.2	Amended and Restated Bylaws of Spirit of Texas Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 26, 2018).

4.2	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.1†	Executive Employment Agreement, dated March 1, 2017, by and between Spirit of Texas Bancshares, Inc. and Dean O. Bass (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.2†	Executive Employment Agreement, dated March 1, 2017, by and between Spirit of Texas Bancshares, Inc. and David M. McGuire (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.3†	Executive Employment Agreement, dated March 1, 2017, by and between Spirit of Texas Bancshares, Inc. and Jerry Golemon (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.4†	Executive Employment Agreement, dated July 10, 2017, by and between Spirit of Texas Bancshares, Inc. and Jeffrey A. Powell (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.5†	Spirit of Texas Bancshares, Inc. 2008 Stock Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.6†	Amendment to the Spirit of Texas Bancshares, Inc. 2008 Stock Plan (dated May 17, 2012) (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.7†	Amendment to the Spirit of Texas Bancshares, Inc. 2008 Stock Plan (dated May 23, 2013) (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.8†	Amendment to the Spirit of Texas Bancshares, Inc. 2008 Stock Plan (dated May 21, 2015) (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.9†	Second Amendment to the Spirit of Texas Bancshares, Inc. 2008 Stock Plan (dated January 19, 2017) (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.10†	Form of Stock Option Agreement under the Spirit of Texas Bancshares, Inc. 2008 Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.11†	Spirit of Texas Bancshares, Inc. 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.12†	Form of Non-Qualified Stock Option Agreement under the Spirit of Texas Bancshares, Inc. 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.13†	Form of Incentive Stock Option Agreement under the Spirit of Texas Bancshares, Inc. 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.14†	Form of Restricted Stock Agreement under the Spirit of Texas Bancshares, Inc. 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.15†	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.16†	Spirit of Texas Bank Non-Qualified Supplemental Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

10.17	Form of Voting Agreement, dated as of November 27, 2018, by and among Spirit of Texas Bancshares, Inc., First Beeville Financial Corporation and the shareholders of First Beeville Financial Corporation party thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on November 28, 2018 (File No. 001-38484)).

10.18	Form of Director Support Agreement, dated as of November 27, 2018, by and among Spirit of Texas Bancshares, Inc., First Beeville Financial Corporation and each non-employee director of First Beeville Financial Corporation and The First National Bank of Beeville (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on November 28, 2018 (File No. 001-38484)).

21.1+	List of Subsidiaries of Spirit of Texas Bancshares, Inc.

23.1*	Consent of BDO USA, LLP.

31.1+	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2+	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

+	Filed herewith.

*	Filed as an exhibit to the Original 2018 Form 10-K.

**	Furnished as an exhibit to the Original 2018 Form 10-K.

†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Spirit of Texas Bancshares, Inc.

Date: July 24, 2019	By:	/s/ Dean O. Bass
Dean O. Bass
Chairman and Chief Executive Officer
(Principal Executive Officer)

7