Form 10-Q
period 2019-06-30
Spirit of Texas Bancshares, Inc.
filed 2019-08-09
CIK 1499453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Former name, former address and former fiscal year, if changed since last report:

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 2, 2019, the registrant had 15,794,282 shares of common stock, no par value, outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2019	December 31, 2018
Assets:
Cash and due from banks	$26,150	$22,664
Interest-bearing deposits in other banks	137,008	66,351
Total cash and cash equivalents	163,158	89,015
Time deposits in other banks	1,225	-
Investment securities:
Available for sale securities, at fair value	171,058	179,461
Total investment securities	171,058	179,461
Loans held for sale	2,583	3,945
Loans:
Loans held for investment	1,409,338	1,092,940
Less: allowance for loan and lease losses	(6,277)	(6,286)
Loans, net	1,403,061	1,086,654
Premises and equipment, net	62,815	53,877
Accrued interest receivable	7,039	4,934
Other real estate owned and repossessed assets	1,324	782
Goodwill	43,889	18,253
Core deposit intangible	12,583	8,558
SBA servicing asset	3,570	3,965
Deferred tax asset, net	48	328
Bank-owned life insurance	15,432	7,401
Federal Home Loan Bank and other bank stock, at cost	6,190	5,304
Other assets	4,485	4,276
Total assets	$1,898,460	$1,466,753
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$367,892	$256,784
Interest-bearing	569,839	378,822
Total transaction accounts	937,731	635,606
Time deposits	632,873	547,042
Total deposits	1,570,604	1,182,648
Accrued interest payable	1,134	702
Short-term borrowings	—	12,500
Long-term borrowings	80,525	67,916
Other liabilities	2,087	4,191
Total liabilities	1,654,350	1,267,957
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $1 par value; 5 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, no par value; 50 million shares authorized; 13,790,332 and 12,103,753 shares issued and outstanding	204,974	169,939
Retained earnings	36,640	27,003
Accumulated other comprehensive income (loss)	2,496	1,854
Total stockholders' equity	244,110	198,796
Total liabilities and stockholders' equity	$1,898,460	$1,466,753

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$22,204	$13,078	$39,322	$25,369
Interest and dividends on investment securities	1,302	195	2,484	409
Other interest income	794	215	1,378	363
Total interest income	24,300	13,488	43,184	26,141
Interest expense:
Interest on deposits	3,938	1,941	7,009	3,672
Interest on FHLB advances and other borrowings	611	465	989	1,006
Total interest expense	4,549	2,406	7,998	4,678
Net interest income	19,751	11,082	35,186	21,463
Provision for loan losses	332	635	1,181	974
Net interest income after provision for loan losses	19,419	10,447	34,005	20,489
Noninterest income:
Service charges and fees	969	419	1,698	776
SBA loan servicing fees	40	548	304	1,172
Mortgage referral fees	198	208	308	364
Gain on sales of loans, net	1,384	1,041	2,188	2,515
Gain on sales of investment securities	1,053	-	2,134	-
Other noninterest income	131	87	200	64
Total noninterest income	3,775	2,303	6,832	4,891
Noninterest expense:
Salaries and employee benefits	8,765	6,043	15,889	12,901
Occupancy and equipment expenses	1,690	1,221	2,952	2,457
Professional services	1,022	314	2,063	625
Data processing and network	731	321	1,216	634
Regulatory assessments and insurance	315	266	413	521
Amortization of intangibles	1,006	175	1,609	351
Advertising	167	102	264	217
Marketing	132	121	271	239
Telephone expense	338	114	478	212
Conversion expense	453	-	1,604	-
Other operating expenses	1,206	704	2,070	1,350
Total noninterest expense	15,825	9,381	28,829	19,507
Income before income tax expense	7,369	3,369	12,008	5,873
Income tax expense	1,542	688	2,371	1,179
Net income	$5,827	$2,681	$9,637	$4,694
Earnings per common share:
Basic	$0.42	$0.30	$0.74	$0.58
Diluted	$0.41	$0.29	$0.72	$0.56
Weighted average common shares outstanding:
Basic	13,765,929	8,851,446	12,963,700	8,104,370
Diluted	14,236,244	9,306,029	13,432,760	8,445,960

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$5,827	$2,681	$9,637	$4,694
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of (tax) and benefit of $(390), $17, $(699) and $153, respectively	1,468	(66)	2,630	(576)
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $260, $0, $529 and $0, respectively	(976)	—	(1,988)	—
Total other comprehensive income (loss)	492	(66)	642	(576)
Total comprehensive income	$6,319	$2,615	$10,279	$4,118

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(Dollars in thousands)

	Shares of Common	Shares of Preferred	Common	Preferred	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Three Months Ended June 30,
Balance as of April 1, 2018	7,486,611	—	$84,952	$—	$19,038	$(1,011)	$102,979
Net income	—	—	—	—	2,681	—	2,681
Shares issued in offering, net	2,300,000	—	42,219				42,219
Stock-based compensation	—	—	173	—	—	—	173
Other comprehensive income (loss)	—	—	—	—	—	(66)	(66)
Balance as of June 30, 2018	9,786,611	—	$127,344	$—	$21,719	$(1,077)	$147,986
Balance as of April 1, 2019	12,195,891	—	$171,159	$—	$30,813	$2,004	$203,976
Net income	—	—	—	—	5,827	—	5,827
Shares issued in business combination	1,579,191	—	33,479	—	—	—	33,479
Exercise of stock options and warrants	15,250	—	185	—	—	—	185
Stock-based compensation	—	—	151	—	—	—	151
Other comprehensive income (loss)	—	—	—	—	—	492	492
Balance as of June 30, 2019	13,790,332	—	$204,974	$—	$36,640	$2,496	$244,110

Six Months Ended June 30,
Balance as of January 1, 2018	7,280,183	—	$82,615	$—	$17,025	$(501)	$99,139
Net income	—	—	—	—	4,694	—	4,694
Shares issued in offering, net	2,300,000	—	42,219				42,219
Exercise of stock options and warrants	206,428	—	2,185	—	—	—	2,185
Stock-based compensation	—	—	325	—	—	—	325
Other comprehensive income (loss)	—	—	—	—	—	(576)	(576)
Balance as of June 30, 2018	9,786,611	—	$127,344	$—	$21,719	$(1,077)	$147,986
Balance as of January 1, 2019	12,103,753	—	$169,939	$—	$27,003	$1,854	$198,796
Net income	—	—	—	—	9,637	—	9,637
Shares issued in business combination	1,579,191	—	33,479	—	—	—	33,479
Exercise of stock options and warrants	107,388	—	1,288	—	—	—	1,288
Stock-based compensation	—	—	268	—	—	—	268
Other comprehensive income (loss)	—	—	—	—	—	642	642
Balance as of June 30, 2019	13,790,332	—	$204,974	$—	$36,640	$2,496	$244,110

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$9,637	$4,694
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,181	974
Depreciation and amortization	1,353	945
Net amortization (accretion) of premium (discount) on investment securities	180	162
Amortization of core deposit intangible	1,609	351
Accretion of discount on retained SBA loans	(831)	(560)
Deferred tax expense (benefit)	269	17
Originations of loans held for sale	(24,774)	(34,082)
Proceeds from loans held for sale	28,422	32,740
Net gains on sale of loans held for sale	(2,188)	(2,515)
(Gain) loss on sale of investment securities	(2,134)	—
(Gain) loss on sale of other real estate owned	(53)	3
Fair value adjustment on SBA servicing asset	915	469
Stock-based compensation	268	325
Increase in cash surrender value of BOLI	(128)	(3)
Net change in operating assets and liabilities:
Net change in accrued interest receivable	(955)	271
Net change in accrued interest payable	92	24
Net change in other assets	811	544
Net change in other liabilities	(2,306)	(1,588)
Net cash provided by (used in) operating activities	11,368	2,771
Cash Flows From Investing Activities:
Purchases of investment securities available for sale	(32,536)	—
Sales of investment securities available for sale	79,920	—
Paydown and maturities of investment securities available for sale	21,135	1,833
Net purchase of FHLB and other bank stock	297	(18)
Proceeds from the sale of loans held for investment	—	1,451
Net change in loans	(21,042)	(50,816)
Proceeds from the sale of other real estate owned	884	18
Purchase of premises and equipment	(4,224)	(3,701)
Net cash received in business combination	28,565	-
Net cash provided by (used in) investing activities	72,999	(51,233)
Cash Flows From Financing Activities:
Net change in deposits	(11,698)	9,315
Redemption of trust preferred securities	77	—
Proceeds from long-term borrowings	23,174	—
Repayment of long-term borrowings	(10,565)	(10,220)
Proceeds from short-term borrowings	—	10,000
Repayment of short-term borrowings	(12,500)	(10,000)
Shares issued in offering, net	—	42,219
Exercise of stock options and warrants	1,288	2,185
Net cash provided by (used in) financing activities	(10,224)	43,499
Net Change in Cash and Cash Equivalents	74,143	(4,963)
Cash and Cash Equivalents at Beginning of Period	89,015	57,949
Cash and Cash Equivalents at End of Period	$163,158	$52,986
Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,264	$3,648
Income taxes paid	1,000	2,050
Supplemental disclosure of noncash investing and financing activities:

Transfer of loans to other real estate owned and repossessed assets	$15	$289
Fair value of assets acquired in business combination, excluding cash	405,561	—
Goodwill recorded	25,636	—
Liabilities assumed in business combination	400,197	—
Stock issued in business combination	33,480	—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 previously filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Non-Interest Income
In-scope of Topic 606
Deposit accounts core service charges	$149	$78	$261	$145
Deposit account transaction based fee income	829	344	1,460	639
Mortgage referral fees	198	208	308	364
Non-Interest Income (in-scope of Topic 606)	1,176	630	2,029	1,148
Non-Interest Income (out-of-scope of Topic 606)	2,599	1,673	4,803	3,743
Total Non-Interest Income	$3,775	$2,303	$6,832	$4,891

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. The Company did not have any significant contract balances at June 30, 2019 or December 31, 2018.

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

NOTE 3. BUSINESS COMBINATIONS

Comanche National Corporation

On November 14, 2018, Spirit of Texas Bancshares, Inc. (the “Company” or “Spirit”) completed its acquisition of Comanche National Corporation and its subsidiary, The Comanche National Bank (together, “Comanche”). This transaction resulted in 8 additional branches in the North Texas region. The Company issued 2,142,811 shares of its common stock as well as a net cash payment to Comanche shareholders of $12.2 million, for a total consideration of $52.9 million, for all outstanding stock of Comanche and resulted in 100% ownership interest.

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

The Company did not incur any expenses related to the acquisition for the three months ended June, 30 2019 and incurred approximately  $1.2 million for the six months ended June 30, 2019, which are included in noninterest expense in consolidated statements of income. The Company did not incur any expenses related to the acquisition during the three or six months ended June 30, 2018.

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

As of June 30, 2019, management has completed its evaluation of the fair values of other assets and other liabilities. Amounts shown above are considered finalized.

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as Comanche was merged into the Company and separate financial information is not readily available.

First Beeville Financial Corporation

On April 2, 2019 Spirit completed its acquisition of First Beeville Financial Corporation and its subsidiary, The First National Bank of Beeville (together, “Beeville”). This transaction resulted in three additional branches and two loan production offices in the South Texas region. The Company issued 1,579,191 shares of its common stock as well as a net cash payment to Beeville shareholders of $32.4 million, for a total consideration of $65.9 million, for all outstanding stock of Beeville and resulted in 100% ownership interest.

The Company has recognized total goodwill of $25.6 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The fair value of the consideration exchanged related to the Company’s common stock was calculated based upon the closing market price of the Company’s common stock as of April 2, 2019. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company incurred expenses related to the acquisition of approximately $1.2 million and $1.7 million for the three and six months ended June 30, 2019, respectively, which are included in noninterest expense in consolidated statements of income. The Company did not incur any expenses related to the acquisition during the three or six months ended June 30, 2018.

Non-credit impaired loans had a fair value of $296.3 million at the acquisition date and contractual balance of $298.9 million. As of the acquisition date, the Company expects that an insignificant amount of the contractual balance of these loans will be uncollectible. The difference of $2.6 million will be recognized into interest income as an adjustment to yield over the life of the loans.

Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets of acquired bank (Dollars in thousands):
Cash and cash equivalents	$60,941
Securities available for sale	57,206
Loans held for investment	296,348
Premises and equipment, net	6,067
Other real estate owned	1,359
Goodwill	25,636
Core deposit intangible	5,635
Other assets	12,860
Total assets acquired	$466,052
Liabilities of acquired bank:
Deposits	$399,654
Other liabilities	543
Total liabilities assumed	$400,197
Common stock issued at $21.20 per share	$33,480
Cash paid	$32,375

As of June 30, 2019, the purchase accounting adjustments associated with loans, time deposits, core deposit intangible, and deferred taxes were preliminary.  Management is still evaluating the assumptions used in the fair value calculations and expects to finalize these values by the fourth quarter of 2019.

For the three months ending June 30, 2019, revenues and earnings of the acquired company since the acquisition date were $5.2 million and $2.6 million respectively.

NOTE 4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized	Unrealized		Fair
June 30, 2019	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$32,537	$3	$4	$32,536
U.S. Government agencies	4,084	37	-	4,121
State and municipal obligations	24,988	459	29	25,418
Residential mortgage-backed securities	102,151	2,306	1,154	103,303
Corporate bonds and other debt securities	5,645	38	3	5,680
Total available for sale	$169,405	$2,843	$1,190	$171,058

	Amortized	Unrealized		Fair
December 31, 2018	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$2,015	$—	$81	$1,934
State and municipal obligations	17,201	847	—	18,048
Residential mortgage-backed securities	152,232	2,614	872	153,974
Corporate bonds and other debt securities	5,667	—	162	5,505
Total available for sale	$177,115	$3,461	$1,115	$179,461

Taxable interest and dividends on investment securities were $1.1 million and $195 thousand for the three months ended June 30, 2019 and 2018, respectively. Tax-exempt interest and dividends on investment securities were $163 thousand for the three months ended June 30, 2019. There were no tax-exempt interest or dividends on investment securities for the three months ended June 30, 2018.

Taxable interest and dividends on investment securities were $2.2 million and $409 thousand for the six months ended June 30, 2019 and 2018, respectively. Tax-exempt interest and dividends on investment securities were $271 thousand for the six months ended June 30, 2019. There were no tax-exempt interest or dividends on investment securities for the six months ended June 30, 2018.

There were $145.1 million and $106.6 million securities pledged to collateralize public funds at June 30, 2019 and December 31, 2018, respectively.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

	Amortized	Fair
June 30, 2019	Cost	Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$9,695	$9,690
Due after one year through five years	43,470	43,535
Due after five years through ten years	8,417	8,459
Due after ten years	5,672	6,071
Residential mortgage-backed securities	102,151	103,303
Total available for sale	$169,405	$171,058

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
June 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$14,447	$4	$-	$-	$14,447	$4
U.S. Government agencies	—	—	-	-	-	-
State and municipal obligations	—	—	11,014	29	11,014	29
Residential mortgage-backed securities	—	—	26,009	1,154	26,009	1,154
Corporate bonds and other debt securities	—	—	1,996	3	1,996	3
Total available for sale	$14,447	$4	$39,019	$1,186	$53,466	$1,190

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$—	$—	$1,934	$81	$1,934	$81
State and municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	1	—	25,479	872	25,480	872
Corporate bonds and other debt securities	—	—	5,505	162	5,505	162
Total available for sale	$1	$—	$32,918	$1,115	$32,919	$1,115

At June 30, 2019, the Company’s securities portfolio consisted of 229 securities, 69 of which were in an unrealized loss position. Sixty-four of the sixty-nine securities in an unrealized loss position at June 30, 2019 were in an unrealized loss position for more than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.

The Company monitors its investment securities for other-than-temporary-impairment (“OTTI”). Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at June 30, 2019. The following describes the basis under which the Company has evaluated OTTI:

U.S. Treasury Securities, U.S. Government Agencies and Residential Mortgage-Backed Securities (“MBS”):

The unrealized losses associated with U.S. Treasury securities, U.S. Government agencies and residential MBS are primarily driven by changes in interest rates. These securities have either an explicit or implicit U.S. government guarantee.

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

Sale proceeds from the sale of available for sale securities for the three and six months ended June 30, 2019 were $34.7 million and $79.9 million which resulted in gross realized gains of $1.1 million and $2.1 million, respectively. There were no securities sold for the three or six months ended June 30, 2018.

NOTE 5. LOANS, NET

Loans consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Commercial and industrial loans (1)	$197,774	$173,892
Real estate:
1-4 single family residential loans	277,560	275,644
Construction, land and development	176,567	159,734
Commercial real estate loans (including multifamily)	666,981	397,953
Consumer loans and leases	20,745	24,378
Municipal and other loans	69,711	61,339
Total loans held in portfolio (2)	$1,409,338	$1,092,940
Allowance for loan losses	(6,277)	(6,286)
Loans held in portfolio, net	$1,403,061	$1,086,654

(1) Balance includes $71.3 million and $76.9 million of the unguaranteed portion of SBA loans as of June 30, 2019 and December 31, 2018, respectively.

(2) Balance includes $(8.1) million and $(4.9) million of deferred fees, cost, premium and discount as of June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019 and December 31, 2018, the Company had pledged loans as collateral for FHLB advances of $516.4 million and $385.5 million, respectively. There were no recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of June 30, 2019 and December 31, 2018.

The Company originates and sells loans secured by the SBA. The Company retains the unguaranteed portion of the loan and servicing on the loans sold and receives a fee based upon the principal balance outstanding. During the three months ended June 30, 2019 and 2018, the Company sold approximately $16.4 million and $12.9 million, respectively, in loans to third parties. The loan sales resulted in realized gains of $1.4 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019 and 2018, the Company sold approximately $26.5 and $30.0 million, respectively, in loans to third parties. The loan sales resulted in realized gains of $2.2 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively.

In the ordinary course of business, the Company makes loans to executive officers and directors. Loans to these related parties, including companies in which they are principal owners, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Principal outstanding, beginning of year	$93	$442	$107	$463
Additions (reductions) of affiliations	2,352	—	2,352	—
New loans made in current year	—	—	—	—
Repayments	(12)	(21)	(26)	(42)
Principal outstanding, end of year	$2,433	$421	$2,433	$421

There were no unfunded commitments to related parties at June 30, 2019 or December 31, 2018.

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

On April 2, 2019, the Company closed its acquisition of Beeville. At the date of acquisition, Beeville had $298.9 million in loans. In accordance with ASC 805 Business Combinations, the Company utilized a third party to value the loan portfolio as of the acquisition date. Based upon the third party valuation, the fair value of the loans was approximately $296.3 million at the acquisition date. The overall discount calculated was $2.6 million and will be accreted into interest income over the life of the loans.

As of June 30, 2019, all purchased loans were excluded from the allowance for loan and lease losses calculation given there was no deterioration between the acquisition date and the end of the second quarter of 2019. Purchased credit impaired loans were insignificant. Going forward, management will evaluate the remaining credit quality, credit discount and charge-offs associated with these purchased loans to determine if an additional allowance is deemed necessary.

The following tables present information related to allowance for loan and lease losses for the periods presented:

	Allowance Rollforward
Three Months Ended June 30, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,661	$(643)	$31	$168	$4,217
Real estate:
1-4 single family residential loans	34	—	—	(2)	32
Construction, land and development loans	749	—	—	45	794
Commercial real estate loans (including multifamily)	1,057	—	—	134	1,191
Consumer loans and leases	57	(16)	3	(9)	35
Municipal and other loans	11	—	1	(4)	8
Ending allowance balance	$6,569	$(659)	$35	$332	$6,277

	Allowance Rollforward
Three Months Ended June 30, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,906	$(321)	$3	$2,298	$4,886
Real estate:
1-4 single family residential loans	887	(5)	—	(564)	318
Construction, land and development loans	540	—	—	(345)	195
Commercial real estate loans (including multifamily)	1,032	—	—	(799)	233
Consumer loans and leases	175	(24)	—	195	346
Municipal and other loans	187	—	—	(150)	37
Ending allowance balance	$5,727	$(350)	$3	$635	$6,015

	Allowance Rollforward
Six Months Ended June 30, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,453	$(1,221)	$59	$926	$4,217
Real estate:
1-4 single family residential loans	59	—	—	(27)	32
Construction, land and development loans	731	—	—	63	794
Commercial real estate loans (including multifamily)	960	—	—	231	1,191
Consumer loans and leases	80	(34)	5	(16)	35
Municipal and other loans	3	—	1	4	8
Ending allowance balance	$6,286	$(1,255)	$65	$1,181	$6,277

	Allowance Rollforward
Six Months Ended June 30, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,046	$(645)	$69	$2,416	$4,886
Real estate:
1-4 single family residential loans	902	(5)	—	(579)	318
Construction, land and development loans	441	—	—	(246)	195
Commercial real estate loans (including multifamily)	898	—	—	(665)	233
Consumer loans and leases	198	(30)	—	178	346
Municipal and other loans	167	—	—	(130)	37
Ending allowance balance	$5,652	$(680)	$69	$974	$6,015

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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment:

	Accruing
June 30, 2019	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$192,098	$332	$62	$—	$5,282	$197,774
Real estate:
1-4 single family residential loans	277,004	303	45	—	208	277,560
Construction, land and development	174,373	2,194	—	—	—	176,567
Commercial real estate loans (including multifamily)	665,764	13	1,068	—	136	666,981
Consumer loans and leases	20,495	157	47	—	46	20,745
Municipal and other loans	69,576	—	82	—	53	69,711
Total loans	$1,399,310	$2,999	$1,304	$—	$5,725	$1,409,338

	Accruing
December 31, 2018	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$169,206	$605	$223	$288	$3,570	$173,892
Real estate:
1-4 single family residential loans	273,909	581	64	—	1,090	275,644
Construction, land and development	159,723	11	—	—	—	159,734
Commercial real estate loans (including multifamily)	396,559	451	589	—	354	397,953
Consumer loans and leases	24,109	208	44	—	17	24,378
Municipal and other loans	61,289	50	—	—	—	61,339
Total loans	$1,084,795	$1,906	$920	$288	$5,031	$1,092,940

There were no loans 90 days or more past due and still accruing at June 30, 2019. There were four loans 90 days or more past due and still accruing at December 31, 2018 with a recorded investment of $288 thousand.

At June 30, 2019, non-accrual loans that were 30 to 59 days past due were $38 thousand, non-accrual loans that were 60 to 89 days past due were $59 thousand, and non-accrual loans that were 90 days or more past due were $1.7 million. At December 31, 2018, non-accrual loans that were 30 to 59 days past due were $175 thousand, non-accrual loans that were 60 to 89 days past due were $143 thousand, and non-accrual loans that were 90 days or more past due were $2.0 million.

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

The following table summarizes the Company’s loans by key indicators of credit quality:

June 30, 2019	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$191,854	$2,812	$3,108	$—
Real estate:
1-4 single family residential loans	276,076	951	533	—
Construction, land and development	175,610	10	947	—
Commercial real estate loans (including multifamily)	660,606	3,214	3,161	—
Consumer loans and leases	20,734	—	11	—
Municipal and other loans	69,711	—	—	—
Total loans	$1,394,591	$6,987	$7,760	$—

December 31, 2018	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$163,908	$3,170	$6,601	$213
Real estate:
1-4 single family residential loans	270,839	1,714	2,547	544
Construction, land and development	157,688	24	2,022	—
Commercial real estate loans (including multifamily)	383,323	12,412	1,806	412
Consumer loans and leases	20,798	1,836	180	1,564
Municipal and other loans	60,837	484	—	18
Total loans	$1,057,393	$19,640	$13,156	$2,751

Internal risk ratings and other credit metrics are key factors in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan and lease losses.

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment		Allowance for Credit Loss
June 30, 2019	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$3,783	$193,991	$1,618	$2,599
Real estate:
1-4 single family residential loans	1,401	276,159	4	28
Construction, land and development	219	176,348	—	794
Commercial real estate loans (including multifamily)	241	666,740	—	1,191
Consumer loans and leases	16	20,729	4	31
Municipal and other loans	—	69,711	—	8
Total loans	$5,660	$1,403,678	$1,626	$4,651

	Loans - Recorded Investment		Allowance for Credit Loss
December 31, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$3,640	$170,252	$1,234	$3,219
Real estate:
1-4 single family residential loans	1,193	274,451	29	30
Construction, land and development	—	159,734	—	731
Commercial real estate loans (including multifamily)	—	397,953	—	960
Consumer loans and leases	17	24,361	4	76
Municipal and other loans	—	61,339	—	3
Total loans	$4,850	$1,088,090	$1,267	$5,019

The following tables set forth certain information regarding the Company’s impaired loans that were evaluated for specific reserves:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
June 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,124	$6,490	$1,618	$659	$3,170
Real estate:
1-4 single family residential loans	152	160	4	1,249	1,582
Construction, land and development	—	—	—	219	223
Commercial real estate loans (including multifamily)	—	—	—	241	246
Consumer loans and leases	16	16	4	—	—
Municipal and other loans	—	—	—	—	—
Total loans	$3,292	$6,666	$1,626	$2,368	$5,221

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$1,843	$5,392	$1,234	$1,797	$3,500
Real estate:
1-4 single family residential loans	116	124	29	1,077	1,086
Construction, land and development	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—	—
Consumer loans and leases	17	17	4	—	—
Municipal and other loans	—	—	—	—	—
Total loans	$1,976	$5,533	$1,267	$2,874	$4,586

	Three Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial loans	$3,691	$—	$2,435	$—
Real estate:
1-4 single family residential loans	1,282	—	1,511	—
Construction, land and development	220	—	24	—
Commercial real estate loans (including multifamily)	243	—	149	—
Consumer loans and leases	16	—	101	—
Municipal and other loans	—	—	—	—
Total loans	$5,452	$—	$4,220	$—

	Six Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial loans	$3,797	$—	$2,620	$—
Real estate:
1-4 single family residential loans	1,295	—	1,518	—
Construction, land and development	222	—	25	—
Commercial real estate loans (including multifamily)	245	—	151	—
Consumer loans and leases	17	—	103	—
Municipal and other loans	—	—	—	—
Total loans	$5,576	$—	$4,417	$—

Troubled Debt Restructurings:

The following table provides a summary of troubled debt restructurings (“TDRs”) based upon delinquency status, all of which are considered impaired:

	June 30, 2019		December 31, 2018
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial loans	3	$122	3	$69
Real estate:
1-4 single family residential loans	2	132	2	141
Construction, land and development	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—
Consumer loans and leases	—	—	—	—
Municipal and other loans	—	—	—	—
Total performing TDRs	5	254	5	210
Nonperforming TDRs	9	455	7	448
Total TDRs	14	$709	12	$658
Allowance attributable to TDRs		$224		$149

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

	Three Months Ended June 30,
	2019				2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
	(Dollars in thousands)
Commercial and industrial loans	3	$185	$185	$88	2	$73	$73	$53
Real estate:
1-4 single family residential loans	—	—	—	—	1	34	34	—
Construction, land and development	—	—	—	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—
Municipal and other loans	—	—	—	—	—	—	—	—

	Six Months Ended June 30,
	2019				2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
	(Dollars in thousands)
Commercial and industrial loans	3	$185	$185	$88	7	$442	$442	$192
Real estate:
1-4 single family residential loans	—	—	—	—	1	34	34	—
Construction, land and development	—	—	—	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—
Municipal and other loans	—	—	—	—	—	—	—	—

There have been no defaults of troubled debt restructurings that took place within the three or six months ended June 30, 2019 and 2018.

NOTE 7. GOODWILL AND INTANGIBLES

Goodwill and other intangible assets, which consist of core deposit intangibles, are summarized as follows:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
	(Dollars in thousands)
Beginning goodwill	$18,253	$4,485
Arising from business combination	25,636	13,768
Ending goodwill	$43,889	$18,253

Core deposit intangible	8,558	13,166
Arising from business combination	10,244	—
Less: Accumulated amortization	(6,219)	(4,608)
Core deposit intangible, net	$12,583	$8,558

Amortization expense for core deposit intangibles for the three months ended June 30, 2019 and 2018 totaled $1.0 million and $175 thousand, respectively. Amortization expense for the core deposit intangibles for the six months ended June 30, 2019 and 2018 totaled $1.6 million and $351 thousand, respectively.

The estimated amount of amortization expense for core deposit intangible assets to be recognized over the next five fiscal years is as follows:

Type of intangibles	Remainder of 2019	2020	2021	2022	2023	2024
	(Dollars in thousands)
Core deposit intangible	$1,977	$3,503	$2,852	$2,063	$1,378	$649

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

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of loans serviced for others were $213.5 million and $225.0 million at June 30, 2019 and December 31, 2018, respectively. SBA loan servicing fees were $40 thousand and $548 thousand for the three months ended June 30, 2019 and 2018, respectively. SBA loan servicing fees were $304 thousand and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.

The risks inherent in the SBA servicing asset relate primarily to changes in prepayments that result from shifts in interest rates.  The following summarizes the activity pertaining to SBA servicing rights, which are in the consolidated balance sheets, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Beginning balance	$3,747	$3,512	$3,965	$3,411
Origination of servicing assets	322	247	520	579
Change in fair value:
Due to run-off	(239)	(245)	(404)	(453)
Due to market changes	(260)	7	(511)	(16)
Ending balance	$3,570	$3,521	$3,570	$3,521

NOTE 9. DEPOSITS

The following table sets forth the Company’s deposits by category:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Noninterest-bearing demand deposits	$367,892	$256,784
Interest-bearing demand deposits	292,550	124,933
Interest-bearing NOW accounts	7,638	7,961
Savings and money market accounts	269,651	245,928
Time deposits	632,873	547,042
Total deposits	$1,570,604	$1,182,648
Time deposits $100,000 and greater	$500,044	$422,447
Time deposits $250,000 and greater	177,235	129,424
Related party deposits (executive officers and directors)	11,956	7,847

The aggregate amount of overdraft demand deposits reclassified to loans was $94 thousand and $93 thousand at June 30, 2019 and December 31, 2018, respectively. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totaled $505.9 million, $92.0 million, $15.8 million, $13.1 million and $6.1 million, respectively.

NOTE 10. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Spirit of Texas Bancshares, Inc. 2008 Stock Plan (the “2008 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2008 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2019	1,116,672	$13.04
Granted	—
Exercised	(91,550)	$12.01	$960
Forfeited	(3,000)	$16.00
Expired	—
Outstanding at June 30, 2019	1,022,122	$13.13	$9,577	4.55
Vested and exercisable at June 30, 2019	889,102	$12.94	$8,500	4.26

The total unrecognized compensation cost of $426 thousand related to the 2008 Stock Plan for the share awards outstanding at June 30, 2019 will be recognized over a weighted average remaining period of 1.50 years.

Spirit of Texas Bancshares, Inc. 2017 Stock Plan (the “2017 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2017 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2019	205,725	$17.45
Granted	850	$23.18	$1
Exercised	(5,000)	$15.00	$38
Forfeited	—
Expired	—
Outstanding at June 30, 2019	201,575	$17.53	$1,002	8.21
Vested and exercisable at June 30, 2019	89,379	$15.95	$585	7.86

The fair values of the stock options granted for the six months ended June 30, 2019 were determined utilizing the Black-Scholes pricing model methodology. A summary of assumptions used to calculate the fair values of the 2017 Stock Plan awards is presented below:

2017 Stock Plan
Six Months Ended
June 30, 2019
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

The total unrecognized compensation cost of $605 thousand related to the 2017 Stock Plan for the share awards outstanding at June 30, 2019 will be recognized over a weighted average remaining period of 3.62 years.

2017 Stock Plan – Restricted Stock Unit Awards

On three different dates during the period ended June 30, 2019, the Company granted a total of 19,500 restricted stock units to employees and directors that vest in full (i.e. cliff vesting) on the five year anniversary of the grant date. The fair value of the restricted stock units on the grant date was $424 thousand and will be recognized as compensation expense over the requisite vesting period ending on the respective five year anniversary of the restricted stock unit award’s grant date.

The following table presents the activity during the period related to restricted stock units from the 2017 Stock Plan:

	2017 Stock Plan
	Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	19,500	$21.75
Vested	—
Forfeited	—
Outstanding at June 30, 2019	19,500	$21.75

A summary of selected data related to stock-based compensation expense for the six months ended June 30, 2019 and 2018 are as follows:

	Restricted Stock Unit Awards
	June 30,
	2019	2018
	(Dollars in thousands)
Stock-based compensation expense	$15	$—
Unrecognized compensation expense related to stock-based compensation	$409	$—
Weighted-average life over which expense is expected to be recognized (years)	4.82	—

Warrants

Activity for the Bank4Texas Warrants for the period indicated is summarized as follows:

	Bank4Texas Warrants
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2019	10,710	$10.50
Granted	—
Exercised	(838)	$10.50	$10
Forfeited (1)	—
Expired	—
Outstanding at June 30, 2019	9,872	$10.50	$118	1.15
Vested and exercisable at June 30, 2019	9,872	$10.50	$118	1.15

There was no activity during the three or six months ended June 30, 2019 on the Oasis Warrants.
NOTE 11. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net income available to common stockholders	$5,827	$2,681	$9,637	$4,694
Weighted average number of common shares - basic	13,765,929	8,851,446	12,963,700	8,104,370
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	470,315	454,583	469,060	341,590
Weighted average number of common shares - diluted	14,236,244	9,306,029	13,432,760	8,445,960
Basic earnings per common share	$0.42	$0.30	$0.74	$0.58
Diluted earnings per common share	$0.41	$0.29	$0.72	$0.56
Anti-dilutive warrants and stock options	9,350	70,266	1,850	70,266

NOTE 12. INCOME TAXES

The effective tax rates for the three months ended June 30, 2019 and 2018 were 20.9% and 20.4%, respectively. The increase in the effective tax rate for the three months ended June 30, 2019 was primarily due to nondeductible merger related expenses related to the Beeville acquisition.

The effective tax rates for the six months ended June 30, 2019 and 2018 were 19.7% and 20.1%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2019 was primarily due to a return to provision adjustment recorded during the first quarter of 2019.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of June 30, 2019 and December 31, 2018, the Company’s reserve for unfunded commitments totaled $55 thousand and $48 thousand, respectively.

Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.

Financial Instruments Commitments

Unfunded commitments are as follows:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Unfunded loan commitments	$211,064	$176,156
Commercial and standby letters of credit	1,088	547
Total	$212,152	$176,703

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

The following table presents the assets and liabilities measured at fair value on a recurring basis:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Treasury securities	$32,536	$—	$—	$32,536
U.S. Government agencies	—	4,121	—	4,121
State and municipal obligations	—	25,418	—	25,418
Residential mortgage-backed securities	—	103,303	—	103,303
Corporate bonds and other debt securities	—	5,680	—	5,680
SBA servicing rights	—	—	3,570	3,570
Total	$32,536	$138,522	$3,570	$174,628

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies	$—	$1,934	$—	$1,934
State and municipal obligations	—	18,048	—	18,048
Residential mortgage-backed securities	—	153,974	—	153,974
Corporate bonds and other debt securities	—	5,505	—	5,505
SBA servicing rights	—	—	3,965	3,965
Total	$—	$179,461	$3,965	$183,426

There were no transfers of financial assets between levels of the fair value hierarchy during the three or six months ended June 30, 2019.

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

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	Estimated Fair Value
	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Assets (classified in Level 3):
Impaired loans	$3,117	$2,696
Other real estate and repossessed assets	1,324	782

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

The following tables show significant unobservable inputs used in the recurring and non-recurring fair value measurements of Level 3 assets:

Level 3 Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range/Weighted Average
June 30, 2019
Non-recurring:
Impaired loans	$3,117	Third party appraisals	Collateral discounts	0.0% - 100.0% (20.9%)
Other real estate owned	1,324	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	3,570	Discounted cash flows	Conditional prepayment rate	12.7%
			Discount rate	11.5%
December 31, 2018
Non-recurring:
Impaired loans	$2,696	Third party appraisals	Collateral discounts	0.0% - 100.0% (19.2%)
Other real estate owned	782	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	3,965	Discounted cash flows	Conditional prepayment rate	11.8%
			Discount rate	11.5%

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

June 30, 2019	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$163,158	$163,158	$163,158	$—	$—
Time deposits in other banks	1,225	1,225	1,225
Available for sale securities	171,058	171,058	32,536	138,522	—
FHLB and other bank stock	6,190	6,190	—	6,190	—
Loans, net	1,403,061	1,397,245	—	—	1,397,245
Loans held for sale	2,583	2,801	—	2,801	—
Accrued interest receivable	7,039	7,039	—	7,039	—
Bank-owned life insurance	15,432	15,432	—	15,432	—
SBA servicing rights	3,570	3,570	—	—	3,570

Financial Liabilities:
Deposits	$1,570,604	$1,532,821	$—	$1,532,821	$—
Accrued interest payable	1,134	1,134	—	1,134	—
Long-term borrowings	80,525	77,543	—	77,543	—

December 31, 2018	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$89,015	$89,015	$89,015	$—	$—
Available for sale securities	179,461	179,461	—	179,461	—
FHLB and other bank stock	5,304	5,304	—	5,304	—
Loans, net	1,086,654	1,075,252	—	—	1,075,252
Loans held for sale	3,945	4,200	—	4,200	—
Accrued interest receivable	4,934	4,934	—	4,934	—
Bank-owned life insurance	7,401	7,401	—	7,401	—
SBA servicing rights	3,965	3,965	—	—	3,965

Financial Liabilities:
Deposits	$1,182,648	$1,181,606	$—	$1,181,606	$—
Accrued interest payable	702	702	—	702	—
Short-term borrowings	12,500	12,500	—	12,500	—
Long-term borrowings	67,916	66,735	—	66,735	—

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at June 30, 2019 and December 31, 2018, include cash and cash equivalents, time deposits in other banks and accrued interest receivable and payable.

NOTE 15. SUBSEQUENT EVENTS

On July 24, 2019, the Company and Chandler Bancorp, Inc., a Texas corporation (“Chandler”), entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”), joined in by Kidd Partners, Ltd., a Texas limited partnership, as sole shareholder of Chandler (“Kidd Partners”), providing for the acquisition by the Company of Chandler through the merger of Chandler with and into the Company, with the Company surviving the merger.

Pursuant to the terms and subject to the conditions of the Reorganization Agreement, which has been approved by the Board of Directors of each of the Company and Chandler and by Kidd Partners, as the sole shareholder of Chandler, the transaction provides for the payment to the sole shareholder of Chandler of (i) $19.2 million in cash, subject to adjustment described in the Reorganization Agreement, and (ii) 2,100,000 shares of the Company’s common stock, subject to adjustment described in the Reorganization Agreement. Based on the closing price of $22.10 for the Company’s common stock on July 23, 2019, the transaction would have an aggregate value of $65.6 million.

On July 25, 2019, the Company and the Bank entered into an underwriting agreement (the “Underwriting Agreement”) with Stephens Inc. and Keefe, Bruyette & Woods, Inc., as representatives of the several underwriters named in Schedule A thereto (collectively, the “Underwriters”), to issue and sell 2,000,000 shares of the Company’s common stock, no par value per share (“Common Stock”), at a public offering price of $21.50 per share in an underwritten public offering (the “Offering”). As part of the Offering, the Company granted the Underwriters a 30-day option to purchase up to an additional 300,000 shares of its common stock at the public offering price, less the underwriting discount.

In connection with the Offering, the Company issued and sold 2,300,000 shares of its common stock, including 300,000 shares sold pursuant to the Underwriters’ full exercise of their option to purchase additional shares, for net proceeds of approximately $46.3 million after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use approximately $19.2 million of the net proceeds from the Offering to fund the cash portion of the merger consideration to be paid to the sole shareholder of Chandler in the Company’s acquisition of Chandler and its subsidiary, Citizens State Bank, and approximately $21.0 million of the net proceeds from this Offering to pay off a line of credit with a third-party lender. The remaining net proceeds will be used by the Company for other general corporate purposes in order to support its continued growth, including investments in its bank subsidiary and future strategic acquisitions.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the three and six months ended June 30, 2019 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our Annual Report on Form 10-K for the year ended December 31, 2018. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “Company,” “we,” “our,” and “us” refer to Spirit of Texas Bancshares, Inc., a Texas corporation, and our wholly-owned banking subsidiary, Spirit of Texas Bank SSB, a Texas state savings bank. References in this Form 10-Q to “Bank” refer to Spirit of Texas Bank, SSB. References in this Form 10-Q to “Houston metropolitan area,” “Dallas/Fort Worth metropolitan area” and “Bryan/College Station metropolitan area” refer to the Houston-The Woodlands-Sugar Land Metropolitan Statistical Area, the Dallas-Fort Worth- Arlington Metropolitan Statistical Area and the College Station-Bryan Metropolitan Statistical Area, respectively. Unless otherwise indicated, the reported results are for the three and six months ended June 30, 2019 with the “same period,” the “comparable period,” and “prior period” being the respective three and six months ended June 30, 2018.

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

4.

our ability to implement our growth strategy, including identifying and consummating suitable acquisitions, raising additional capital to finance such transactions, entering new markets, possible failures in realizing the anticipated benefits from such acquisitions and an inability of our personnel, systems and infrastructure to keep pace with such growth;

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

6.	changes in SBA loan products, including specifically the Section 7(a) program and Section 504 loans, or changes in SBA standard operating procedures;
7.	risks associated with our ability to diligence our loans to and deposit accounts from foreign nationals;

8.	risks associated with the relatively unseasoned nature of a significant portion of our loan portfolio;
9.	the accuracy and sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and other estimates;
10.	the risk of deteriorating asset quality and higher loan charge-offs;
11.	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
12.	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
13.	material decreases in the amount of deposits we hold, or a failure to grow our deposit base as necessary to help fund our growth and operations;
14.	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;
15.	potential fluctuations in the market value and liquidity of our investment securities;
16.	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
17.	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;
18.	risks associated with fraudulent, negligent, or other acts by our customers, employees or vendors;
19.	our ability to keep pace with technological change or difficulties when implementing new technologies;
20.	risks associated with system failures or failures to protect against cybersecurity threats, such as breaches of our network security;
21.	risks associated with data processing system failures and errors;
22.	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
23.	the initiation and outcome of litigation and other legal proceedings against us or to which we become subject;
24.	our ability to comply with various governmental and regulatory requirements applicable to financial institutions, including regulatory requirements to maintain minimum capital levels;
25.

the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the implementation of the Economic Growth, Regulatory Relief and Consumer Protection Act;

26.	changes in tariffs and trade barriers;
27.	governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”);
28.	our ability to comply with supervisory actions by federal and state banking agencies;
29.	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”), insurance and other coverage; and
30.	systemic risks associated with the soundness of other financial institutions.
31.	the cost savings from our recent acquisitions may not be fully realized or may take longer to realize than expected; and

32.	operating costs, customer loss and business disruption following the acquisitions, including adverse effects on relationships with employees, may be greater than expected; and
33.	competition from other financial services companies in the Company’s markets.

Other factors not identified above, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, may also cause our results to differ materially from the anticipated or estimated results described in our forward-looking statements. The foregoing factors should not be construed as exhaustive, and you should consider these factors in connection with considering any forward-looking statements that may be made by us. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statements speaks only as of the date on which it is made, and we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

Overview

We are a Texas corporation and a registered bank holding company located in the Houston metropolitan area with headquarters in Conroe, Texas. We offer a broad range of commercial and retail banking services through our wholly-owned bank subsidiary, Spirit of Texas Bank SSB. We operate through 26 full-service branches and two loan productions offices located primarily in the Houston, Dallas/Fort Worth, San Antonio-New Braunfels, and Corpus Christi metropolitan areas. As of June 30, 2019, we had total assets of $1.90 billion, loans held for investment of $1.41 billion, total deposits of $1.57 billion and total stockholders’ equity of $244.1 million.

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

Performance Highlights

Operating and financial highlights for the three months ended June 30, 2019 include the following:

•

Net income for the second quarter of 2019 increased to $5.8 million. Adjusted net income for the second quarter of 2019 was $5.8 million, which excluded $997 thousand of after-tax, merger-related expenses and $1.1 million of gain on sale of investment securities.

•

Diluted earnings per share were $0.41 for the second quarter of 2019. Adjusted diluted earnings per share were also $0.41 for the second quarter of 2019, which excluded $997 thousand of after-tax, merger-related expenses and $1.1 million of gain on sale of investment securities.

•	Net Interest Margin and Tax Equivalent Net Interest Margin were 4.61% and 4.64%, respectively.
•	Organic loan growth of $6.4 million, or 2.30% annualized.

•	Return on Average Assets was 1.26%, annualized including merger related expenses and the gain on sale of investment securities.
•	Book value per share was $17.70 and tangible book value per share was $13.61.
•

Completed the acquisition of First Beeville Financial Corporation and its subsidiary, The First National Bank of Beeville (together, “Beeville”), on April 2, 2019. The combined organization has 28 locations and total assets of $1.9 billion as of June 30, 2019.

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

Analysis of Results of Operations

Net income for the three months ended June 30, 2019 totaled $5.8 million, which generated diluted earnings per common share of $0.41 for the three months ended June 30, 2019. Adjusted net income for the three months ended June 30, 2019 totaled $5.8 million which excluded $997 thousand of after-tax merger related expenses and $1.1 million of gain on sale of investment securities, which generated adjusted diluted earnings per common share of $0.41. Net income for the three months ended June 30, 2018 totaled $2.7 million, which generated diluted earnings per common share of $0.29 for the three months ended June 30, 2018. The increase in net income was driven by an increase in interest income of $10.8 million that was primarily attributable to increasing loan yields and organic and acquired growth in the average balance of loans, partially offset by an increase in noninterest expense of $6.4 million, which was mainly the result of an increase of salaries and employee benefits of $2.7 million and merger related expenses of $1.1 million. Our results of operations for the three months ended June 30, 2019 produced an annualized return on average assets of 1.26% compared to an annualized return on average assets of 1.02% for the three months ended June 30, 2018. We had an annualized return on average stockholders’ equity of 10.79% for the three months ended June 30, 2019, compared to an annualized return on average stockholders’ equity of 9.03% for the three months ended June 30, 2018.

Net income for the six months ended June 30, 2019 totaled $9.6 million, which generated diluted earnings per common share of $0.72 for the six months ended June 30, 2019. Adjusted net income for the six months ended June 30, 2019 totaled $9.9 million which excluded $2.4 million of after-tax merger related expenses and $2.1 million of gain on sale of investment securities, which generated adjusted diluted earnings per common share of $0.73. Net income for the six months ended June 30, 2018 totaled $4.7 million, which generated diluted earnings per common share of $0.56 for the six months ended June 30, 2018. The increase in net income was driven by an increase in interest income of $17.0 million that was primarily attributable to increasing loan yields and organic and acquired growth in the average balance of loans, partially offset by an increase in noninterest expense of $9.3 million, which was mainly the result of an increase of salaries and employee benefits of $3.0 million and merger related expenses of $1.1 million. Our results of operations for the six months ended June 30, 2019 produced an annualized return on average assets of 1.15% compared to an annualized return on average assets of 0.91% for the six months ended June 30, 2018. We had an annualized return on average stockholders’ equity of 8.82% for the six months ended June 30, 2019, compared to an annualized return on average stockholders’ equity of 8.59% for the six months ended June 30, 2018.

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

	Three Months Ended June 30,
	2019			2018
	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$120,568	$742	2.47%	$41,396	$183	1.77%
Loans, including loans held for sale (2)	1,419,004	22,204	6.28%	901,103	13,078	5.82%
Investment securities and other	177,227	1,354	3.06%	40,005	227	2.28%
Total interest-earning assets	1,716,799	24,300	5.68%	982,504	13,488	5.51%
Noninterest-earning assets	143,434			75,278
Total assets	$1,860,233			$1,057,782
Interest-bearing liabilities:
Interest-bearing demand deposits	$295,274	$394	0.54%	$—	$—	0.00%
Interest-bearing NOW accounts	7,619	3	0.16%	8,102	3	0.15%
Savings and money market accounts	267,357	588	0.88%	221,792	337	0.61%
Time deposits	634,700	2,953	1.87%	431,666	1,601	1.49%
FHLB advances and other borrowings	75,856	611	3.23%	85,612	465	2.18%
Total interest-bearing liabilities	1,280,806	4,549	1.42%	747,172	2,406	1.29%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	359,559			188,628
Other liabilities	3,228			2,855
Stockholders' equity	216,640			119,127
Total liabilities and stockholders' equity	$1,860,233			$1,057,782
Net interest rate spread			4.26%			4.22%
Net interest income and margin		$19,751	4.61%		$11,082	4.52%
Net interest income and margin (tax equivalent)(3)		$19,863	4.64%		$11,196	4.57%

(1)	Average balances presented are derived from daily average balances.
(2)	Includes loans on nonaccrual status.
(3)

In order to make pretax income and resultant yields on tax-exempt loans comparable to those on taxable loans, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the three months ended June 30, 2019 and 2018, which is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

	Six Months Ended June 30,
	2019			2018
	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$109,558	$1,377	2.53%	$34,657	$307	1.79%
Loans, including loans held for sale (2)	1,261,244	39,322	6.29%	892,858	25,369	5.73%
Investment securities and other	139,862	2,483	3.58%	40,691	465	2.30%
Total interest-earning assets	1,510,664	43,182	5.76%	968,206	26,141	5.44%
Noninterest-earning assets	177,284			75,542
Total assets	$1,687,948			$1,043,748
Interest-bearing liabilities:
Interest-bearing demand deposits	$232,410	$309	0.27%	$-	$-	0.00%
Interest-bearing NOW accounts	13,400	10	0.15%	7,926	6	0.15%
Savings and money market accounts	231,728	1,277	1.11%	228,571	679	0.60%
Time deposits	597,865	5,412	1.83%	424,381	2,987	1.42%
FHLB advances and other borrowings	71,503	959	2.70%	89,538	1,006	2.26%
Total interest-bearing liabilities	1,146,906	7,967	1.40%	750,416	4,678	1.26%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	318,988			179,210
Other liabilities	1,841			3,883
Stockholders' equity	220,213			110,239
Total liabilities and stockholders' equity	$1,687,948			$1,043,748
Net interest rate spread			4.36%			4.18%
Net interest income and margin		$35,215	4.70%		$21,463	4.47%
Net interest income and margin (tax equivalent)(3)		$35,744	4.73%		$21,694	4.52%

(1)	Average balances presented are derived from daily average balances.
(2)	Includes loans on nonaccrual status.
(3)

In order to make pretax income and resultant yields on tax-exempt loans comparable to those on taxable loans, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the six months ended June 30, 2019 and 2018, which is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates follows:

	Three Months Ended June 30, 2019 compared to 2018
	Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$463	$96	$559
Loans, including loans held for sale (2)	8,023	1,103	9,126
Investment securities and other	1,025	102	1,127
Total change in interest income	$9,511	$1,301	$10,812
Interest-bearing liabilities:
Interest-bearing demand deposits	$394	$—	$394
Interest-bearing NOW accounts	(1)	1	—
Savings and money market accounts	80	171	251
Time deposits	877	475	1,352
FHLB advances and other borrowings	(316)	462	146
Total change in interest expenses	1,034	1,109	2,143
Total change in net interest income	$8,477	$192	$8,669

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.
(2)	Includes loans on nonaccrual status.

	Six Months Ended June 30, 2019 compared to 2018
	Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$898	$172	$1,070
Loans, including loans held for sale (2)	11,281	2,672	13,953
Investment securities and other	1,643	375	2,018
Total change in interest income	$13,822	$3,219	$17,041
Interest-bearing liabilities:
Interest-bearing demand deposits	$100	$-	$100
Interest-bearing NOW accounts	4	—	4
Savings and money market accounts	10	588	598
Time deposits	1,421	1,004	2,425
FHLB advances and other borrowings	(425)	378	(47)
Total change in interest expenses	1,110	1,970	3,080
Total change in net interest income	$12,712	$1,249	$13,961

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.
(2)	Includes loans on nonaccrual status.

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Net interest income was $19.8 million for the three months ended June 30, 2019 compared to $11.1 million for the three months ended June 30, 2018, representing an increase of $8.7 million, or 78.4%. The increase in net interest income was primarily due to an increase in interest income of $10.8 million partially offset by an increase in interest expense of $2.1 million. Interest income on loans increased by $9.1 million for the three months ended June 30, 2019. The growth in average loans of $517.9 million, including loans held for sale, for the three months ended June 30, 2019 was the primary driver of the increase in interest income on loans, as well as an increase in the average rate on loans of 46 basis points over the same period.

Interest expense was $4.5 million for the three months ended June 30, 2019 compared to $2.4 million for the three months ended June 30, 2018, representing an increase of $2.1 million. This increase was mainly due to an increase in interest expense on deposits. Interest expense on deposits totaled $3.9 million for the three months ended June 30, 2019 compared to $1.9 million for the three months ended June 30, 2018, representing an increase of $2.0 million, resulting primarily from an increase in the average rate paid on time deposits of 38 basis points for the three months ended June 30, 2019 over the three months ended June 30, 2018. The average cost of deposits for the three months ended June 30, 2019 was 1.01%. This represents an increase of 9 basis points compared to the average cost of deposits of 0.92% for the three months ended June 30, 2018. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2018. For the three months ended June 30, 2019, the average rate paid on time deposits was 1.87% compared to 1.49% for the three months ended June 30, 2018.

The net interest margin was 4.61% for the three months ended June 30, 2019 compared to 4.52% for the three months ended June 30, 2018, representing an increase of 9 basis points. The tax equivalent net interest margin was 4.64% for the three months ended June 30, 2019 compared to 4.57% for the three months ended June 30, 2018, representing an increase of 7 basis points. The average yield on interest-earning assets increased by 17 basis points for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 while the average rate paid on interest-bearing liabilities increased by 13 basis points, resulting in a 4 basis point increase in the interest rate spread. The increase in both net interest margin and interest rate spread primarily resulted from the increase in the average loan balance of $517.9 million as well as the increase in loan yields of 46 basis points for the three months ended June 30, 2019.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Net interest income was $35.2 million for the six months ended June 30, 2019 compared to $21.5 million for the six months ended June 30, 2018, representing an increase of $13.7 million, or 63.7%. The increase in net interest income was primarily due to an increase in interest income of $17.0 million partially offset by an increase in interest expense of $3.3 million. Interest income on loans increased by $14.0 million for the six months ended June 30, 2019. The growth in average loans of $368.4 million, including loans held for sale, for the six months ended June 30, 2019 was the primary driver of the increase in interest income on loans, as well as an increase in the average rate on loans of 56 basis points over the same period.

Interest expense was $8.0 million for the six months ended June 30, 2019 compared to $4.7 million for the six months ended June 30, 2018, representing an increase of $3.3 million. This increase was mainly due to an increase in interest expense on deposits. Interest expense on deposits totaled $7.0 million for the six months ended June 30, 2019 compared to $3.7 million for the six months ended June 30, 2018, representing an increase of $3.3 million, resulting primarily from an increase in the average rate paid on time deposits of 41 basis points for the six months ended June 30, 2019 over the six months ended June 30, 2018. The average cost of deposits for the six months ended June 30, 2019 was 1.02%. This represents an increase of 14 basis points compared to the average cost of deposits of 0.88% for the six months ended June 30, 2018. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2018. For the six months ended June 30, 2019, the average rate paid on time deposits was 1.83% compared to 1.42% for the six months ended June 30, 2018.

The net interest margin was 4.70% for the six months ended June 30, 2019 compared to 4.47% for the six months ended June 30, 2018, representing an increase of 23 basis points. The tax equivalent net interest margin was 4.73% for the six months ended June 30, 2019 compared to 4.52% for the six months ended June 30, 2018, representing an increase of 21 basis points. The average yield on interest-earning assets increased by 32 basis points for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 while the average rate paid on interest-bearing liabilities increased by 14 basis points, resulting in a 18 basis point increase in the interest rate spread. The increase in both net interest margin and interest rate spread primarily resulted from the increase in the average loan balance of $368.4 million as well as the increase in loan yields of 56 basis points for the six months ended June 30, 2019.

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

Three months ended June 30, 2019 compared to three months ended June 30, 2018

The provision for loan losses was $332 thousand for the three months ended June 30, 2019 and $635 thousand for the three months ended June 30, 2018. The ratio of net charged-off loans to average loans (annualized) was 0.18% for the three months ended June 30, 2019 and 0.15% for the three months ended June 30, 2018. Charge-offs taken in the second quarter of 2019 were primarily on impaired loans which had been provided for in a previous period.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

The provision for loan losses was $1.2 million for the six months ended June 30, 2019 and $974 thousand for the six months ended June 30, 2018. The ratio of net charged-off loans to average loans (annualized) was 0.19% for the six months ended June 30, 2019 and 0.14% for the six months ended June 30, 2018. Charge-offs taken in the first half of 2019 were primarily on impaired loans which had been provided for in a previous period.

Our management maintains a proactive approach in managing nonperforming loans, which were $5.7 million, or 0.40% of loans held for investment, at June 30, 2019, and $5.1 million, or 0.49% of loans held for investment, at December 31, 2018. The allowance for loan and lease losses totaled $6.3 million, or 0.45% of loans held for investment, at June 30, 2019 compared to $6.3 million, or 0.58% of loans held for investment, at December 31, 2018. The ratio of allowance for loan and lease losses to nonperforming loans was 109.99% at June 30, 2019, compared to 118.18% at December 31, 2018.

Noninterest Income

Our noninterest income includes the following: (1) service charges and fees; (2) SBA loan servicing fees; (3) mortgage referral fees; (4) gain on the sales of loans, net; (5) gain (loss) on sales of investment securities; and (6) other.

The following table presents a summary of noninterest income by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change from the Prior Period	2019	2018	Change from the Prior Period
Noninterest income:
Service charges and fees	969	419	131.3%	1,698	776	118.8%
SBA loan servicing fees	40	548	-92.7%	304	1,172	-74.1%
Mortgage referral fees	198	208	-4.8%	308	364	-15.4%
Gain on sales of loans, net	1,384	1,041	32.9%	2,188	2,515	-13.0%
Gain on sales of investment securities	1,053	—	100.0%	2,134	-	100.0%
Other noninterest income	131	87	50.6%	200	64	212.5%
Total noninterest income	$3,775	$2,303	63.9%	$6,832	$4,891	39.7%

Three months ended June 30, 2019 compared to three months ended June 30, 2018

For the three months ended June 30, 2019, noninterest income totaled $3.8 million, a $718 thousand, or 23.5%, increase from $3.1 million for the prior period. This increase was primarily due to an increase in the gain on sales of loans, net of $580 thousand.

Gain on sales of investment securities were $1.1 million for the three months ended June 30, 2019.  There was no gain on sales of investment securities for the three months ended June 30, 2018.  During June 2019, the Company sold $34.7 million of investment securities in an effort to rebalance the portfolio and shorten the duration given changes in interest rates.

Gain on sales of loans, net was $1.4 million for the three months ended June 30, 2019, compared to $1.0 million for the three months ended June 30, 2018.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

For the six months ended June 30, 2019, noninterest income totaled $6.8 million, a $1.9 million, or 39.7%, increase from $4.9 million for the prior period. This increase was primarily due to an increase in the gain on sales of investment securities of $2.1 million, partially offset by a decrease in the gain on sales of loans, net of $327 thousand.

Gain on sales of investment securities were $2.1 million for the six months ended June 30, 2019.  There was no gain on sales of investment securities for the six months ended June 30, 2018.  During January and June 2019, the Company sold $45.2 and $34.7 million, respectively, of investment securities in order to fund future loan growth, shorten portfolio duration, and harvest gains accumulated in the portfolio as a result of interest rate changes.

Gain on sales of loans, net was $2.1 million for the six months ended June 30, 2019, compared to $2.5 million for the six months ended June 30, 2018.  The closure of the U.S. government during the first quarter of 2019 adversely affected the Company’s ability to sell loans into the secondary market, as the Company was unable to secure new SBA guarantees.

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

The following table presents a summary of noninterest expenses by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change from the Prior Period	2019	2018	Change from the Prior Period
Noninterest expense:
Salaries and employee benefits	8,765	6,043	45.0%	15,889	12,901	23.2%
Occupancy and equipment expenses	1,690	1,221	38.4%	2,952	2,457	20.1%
Professional services	1,022	314	225.5%	2,063	625	230.1%
Data processing and network	731	321	127.7%	1,216	634	91.8%
Regulatory assessments and insurance	315	266	18.4%	413	521	-20.7%
Amortization of intangibles	1,006	175	474.9%	1,609	351	358.4%
Advertising	167	102	63.7%	264	217	21.7%
Marketing	132	121	9.1%	271	239	13.4%
Telephone expense	338	114	196.5%	478	212	125.5%
Conversion expense	453	—	100.0%	1,604	-	100.0%
Other operating expenses	1,206	704	71.3%	2,070	1,350	53.3%
Total noninterest expense	$15,825	$9,381	68.7%	$28,829	$19,507	47.8%

Three months ended June 30, 2019 compared to three months ended June 30, 2018

For the three months ended June 30, 2019, noninterest expenses totaled $15.8 million, a $6.4 million, or 68.1%, increase from $9.4 million for the prior period. This increase was primarily due to an increase in salaries and employee benefits of $2.7 million, conversion expense of $453 thousand, an increase in professional services of $708 thousand and an increase in the amortization of core deposit intangibles of $891 thousand.

Conversion expense totaled $453 thousand for the three months ended June 30, 2019 related to the data conversion expense of the Beeville acquisition.

Professional services totaled $1.0 million for the three months ended June 30, 2019 compared to $314 thousand for the three months ended June 30, 2018. This increase is primarily the result of the merger related expenses for the Beeville acquisition.

Amortization of core deposit intangibles increased $831 thousand for the three months ended June 30, 2019 compared to June 30, 2018. This is driven by the increase in the core deposit intangible booked for the Beeville acquisition.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

For the six months ended June 30, 2019, noninterest expenses totaled $28.8 million, a $9.3 million, or 47.7%, increase from $19.5 million for the prior period. This increase was primarily due to an increase in salaries and employee benefits of $3.0 million, conversion expense of $1.6 million, an increase in professional services of $1.4 million and an increase in the amortization of core deposit intangibles of $1.3 million.

Conversion expense totaled $1.6 million for the six months ended June 30, 2019.  Conversion expenses related to the data conversion expense and early termination fees of the Comanche and Beeville acquisitions.

Professional services totaled $2.1 million for the six months ended June 30, 2019 compared to $625 thousand for the six months ended June 30, 2018. This increase is primarily the result of the merger related expenses for the Comanche and Beeville acquisitions.

Amortization of core deposit intangibles increased $1.3 million for the six months ended June 30, 2019 compared to June 30, 2018. This is driven by the increase in the core deposit intangible booked for the Comanche and Beeville acquisitions.

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

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Income tax expense was $1.5 million for the three months ended June 30, 2019, an increase of $854 thousand compared to income tax expense of $688 thousand for the three months ended June 30, 2018. Our effective tax rates for the three months ended June 30, 2019 and 2018 were 20.9% and 20.4%, respectively.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Income tax expense was $2.3 million for the six months ended June 30, 2019, an increase of $1.1 million compared to income tax expense of $1.2 million for the six months ended June 30, 2018. Our effective tax rates for the six months ended June 30, 2019 and 2018 were 19.7% and 20.1%, respectively, primarily due to a return to provision adjustment recorded during the first quarter of 2019 offset by nondeductible merger expenses.

Financial Condition

Our total assets increased $431.7 million, or 29.4%, from $1.47 billion as of December 31, 2018 to $1.90 billion as of June 30, 2019, primarily as a result of the completion of the Beeville acquisition.

Investment Securities

We use our investment securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, and meet collateral requirements and meet regulatory capital requirements. The average balance of the securities portfolio including FHLB, FRB and The Independent Bankers Bank, or TIB, bank stock for the three months ended June 30, 2019 and 2018 was $177.2 million and $40.0 million, respectively, with a pre-tax yield of 3.06% and 2.28%, respectively. The average balance of the securities portfolio including FHLB, FRB and The Independent Bankers Bank, or TIB, bank stock for the six months ended June 30, 2019 and 2018 was $139.9 million and $40.7 million, respectively, with a pre-tax yield of 3.58% and 2.30%, respectively. We held 229 securities classified as available for sale with an amortized cost of $167.9 million as of June 30, 2019.

Management evaluates securities for other-than-temporary impairment, or OTTI, at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. No securities were determined to be OTTI as of June 30, 2019 or December 31, 2018.

The following tables show contractual maturities and the weighted average yields on our investment securities as of the dates presented. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are not presented on a taxable equivalent basis:

	Maturity as of June 30, 2019
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
U.S. treasury securities	$8,962	2.08%	$23,575	1.93%	$-	0.00%	$-	0.00%
U.S. Government agencies	—	0.00%	3,600	2.31%	479	2.92%	-	0.00%
State and municipal obligations	731	2.67%	11,141	2.45%	7,401	2.48%	5,672	4.46%
Residential mortgage- backed securities	—	0.00%	59,437	3.38%	26,673	2.92%	14,599	2.75%
Corporate bonds and other debt securities	—	0.00%	5,133	2.53%	512	2.86%	—	0.00%
Total available for sale	$9,693	2.12%	$102,886	2.87%	$35,065	2.83%	$20,271	3.23%

As a member institution of the FHLB, FRB and TIB, the Bank is required to own capital stock in the FHLB, FRB and TIB. As of June 30, 2019 and December 31, 2018, the Bank held approximately $6.2 million in FHLB, FRB and TIB bank stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB, FRB or TIB. Such repurchases have historically been at par value. We monitor our investment in FHLB, FRB and TIB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of June 30, 2019 and December 31, 2018, management did not identify any indicators of impairment of FHLB, FRB and TIB stock.

Except for securities issued by U.S. government agencies, we did not have any concentrations where the total outstanding balances issued by a single issuer exceed 10% of our stockholders’ equity as of June 30, 2019 and December 31, 2018.

Our securities portfolio had a weighted average life of 3.47 years and an effective duration of 3.14 years as of June 30, 2019 and a weighted average life of 7.65 years and an effective duration of 5.14 years as of December 31, 2018.

Loans Held for Sale

Loans held for sale consist of the guaranteed portion of SBA loans that we intend to sell after origination. Our loans held for sale were $2.6 million as of June 30, 2019 and $3.9 million as of December 31, 2018.

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

Our total loans held for investment of $1.41 billion as of June 30, 2019 represented an increase of $316.4 million, or 28.9%, compared to $1.09 billion as of December 31, 2018. Our loans as a percentage of assets were 74.2% and 74.5% as of June 30, 2019 and December 31, 2018, respectively.

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table summarizes the allocation of loans by type as of the dates presented.

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial and industrial loans (1)	$197,774	14.1%	$173,892	15.9%
Real estate:
1-4 single family residential loans	277,560	19.7%	275,644	25.2%
Construction, land and development loans	176,567	12.5%	159,734	14.6%
Commercial real estate loans (including multifamily)	666,981	47.3%	397,953	36.4%
Consumer loans and leases	20,745	1.5%	24,378	2.3%
Municipal and other loans	69,711	4.9%	61,339	5.6%
Total loans held in portfolio	$1,409,338	100.0%	$1,092,940	100.0%

(1)	Balance includes $71.3 million and $76.9 million of the unguaranteed portion of SBA loans as of June 30, 2019 and December 31, 2018, respectively.

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

Commercial and industrial loans, including SBA loans, totaled $197.8 million as of June 30, 2019 and represented an increase of $23.9 million, or 13.7%, from $173.9 million as of December 31, 2018. The increase in commercial and industrial loans during the six months ended June 30, 2019 was due to acquired loans associated with the Beeville acquisition. We believe we are well-positioned for continued loan growth in our commercial and industrial loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

SBA loans held in our loan portfolio totaled $71.3 million and $76.9 million at June 30, 2019 and December 31, 2018, respectively. We intend to continue to expand our SBA lending program in the future.

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

1-4 single family residential real estate loans (including loans to foreign nationals) totaled $277.6 million as of June 30, 2019 and represented an increase of $2.0 million, or 0.7%, from $275.6 million as of December 31, 2018. We believe we are well-positioned for continued loan growth in our 1-4 single family residential real estate loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

Construction loans totaled $176.6 million as of June 30, 2019 and represented an increase of $16.9 million, or 10.6%, from $159.7 million as of December 31, 2018. We believe we are well-positioned for continued loan growth in our construction, land and development loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

Commercial real estate loans consist of owner and nonowner-occupied commercial real estate loans, multifamily loans and farmland. Total commercial real estate loans of $667.0 million as of June 30, 2019 represented an increase of $269.0 million, or 67.6%, from $398.0 million as of December 31, 2018. We believe we are well-positioned for continued loan growth in our commercial real estate loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

Consumer loans and leases totaled $20.7 million as of June 30, 2019 and represented a decrease of $3.7 million, or 15.2%, from $24.4 million as of December 31, 2018. We have not actively grown our consumer portfolio because we believe current pricing on these loans does not adequately cover the inherent risk.

Municipal and other loans

Municipal and other loans consist primarily of loans made to municipalities and emergency service, hospital and school districts as well as agricultural loans.

We make loans to municipalities and emergency service, hospital and school districts primarily throughout Texas. The majority of these loans have tax or revenue pledges and in some cases are additionally supported by collateral. Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service. Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities. Total loans to municipalities and emergency service, hospital and school districts and others were $69.7 million as of June 30, 2019 and represented an increase of $8.4 million, or 13.7%, from $61.3 million as of December 31, 2018. The growth in municipal and other loans was primarily driven by an increase in agricultural loans in the North Texas region.

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due, other real estate owned and repossessed assets and restructured loans as of the dates indicated:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial and industrial loans	$3,648	$3,570
Real estate:
1-4 single family residential loans	1,348	1,090
Construction, land and development loans	219	—
Commercial real estate loans (including multifamily)	377	354
Consumer loans and leases	62	17
Municipal and other loans	53	—
Total nonaccrual loans	5,707	5,031
Accruing loans 90 days or more past due	—	288
Total nonperforming loans	5,707	5,319
Other real estate owned and repossessed assets	1,324	782
Total nonperforming assets	$7,031	$6,101
Restructured loans (1)	$254	$210

(1)

Restructured loans represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Nonperforming loans totaled $5.7 million at June 30, 2019, an increase of $388 thousand, or 7.3%, from $5.3 million at December 31, 2018. Nonperforming assets totaled $7.0 million at June 30, 2019, an increase of $930 thousand, or 15.2%, from $6.1 million at December 31, 2018.

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

The following table sets forth our asset and credit quality ratios for the periods presented:

	June 30, 2019	December 31, 2018
Asset and Credit Quality Ratios
Nonperforming loans to loans held for investment (1)	0.40%	0.49%
Nonperforming assets to loans plus OREO	0.50%	0.56%
Nonperforming assets to total assets (2)	0.37%	0.42%
Net charge-offs to average loans (annualized)(3)	0.18%	0.16%
Allowance for loan losses to nonperforming loans	109.99%	118.18%
Allowance for loan losses to loans held for investment	0.45%	0.58%
Allowance for loan losses to organic loans(4)	0.61%	0.64%

(1)	Nonperforming loans include loans in nonaccrual status.
(2)	Nonperforming assets include loans in nonaccrual status and other real estate owned.
(3)	December 31, 2018 ratio uses year to date net charge-offs.
(4)	Organic loans exclude loans acquired through a business combination.

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

The following tables summarize the allocation of allowance for loan and lease losses related to our loans as of the dates and for the periods presented. This allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans:

	Allowance Rollforward
Three Months Ended June 30, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,661	$(643)	$31	$168	$4,217
Real estate:
1-4 single family residential loans	34	—	—	(2)	32
Construction, land and development loans	749	—	—	45	794
Commercial real estate loans (including multifamily)	1,057	—	—	134	1,191
Consumer loans and leases	57	(16)	3	(9)	35
Municipal and other loans	11	—	1	(4)	8
Ending allowance balance	$6,569	$(659)	$35	$332	$6,277

	Allowance Rollforward
Three Months Ended June 30, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,906	$(321)	$3	$2,298	$4,886
Real estate:
1-4 single family residential loans	887	(5)	—	(564)	318
Construction, land and development loans	540	—	—	(345)	195
Commercial real estate loans (including multifamily)	1,032	—	—	(799)	233
Consumer loans and leases	175	(24)	—	195	346
Municipal and other loans	187	—	—	(150)	37
Ending allowance balance	$5,727	$(350)	$3	$635	$6,015

	Allowance Rollforward
Six Months Ended June 30, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,453	$(1,221)	$59	$926	$4,217
Real estate:
1-4 single family residential loans	59	—	—	(27)	32
Construction, land and development loans	731	—	—	63	794
Commercial real estate loans (including multifamily)	960	—	—	231	1,191
Consumer loans and leases	80	(34)	5	(16)	35
Municipal and other loans	3	—	1	4	8
Ending allowance balance	$6,286	$(1,255)	$65	$1,181	$6,277

	Allowance Rollforward
Six Months Ended June 30, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,046	$(645)	$69	$2,416	$4,886
Real estate:
1-4 single family residential loans	902	(5)	—	(579)	318
Construction, land and development loans	441	—	—	(246)	195
Commercial real estate loans (including multifamily)	898	—	—	(665)	233
Consumer loans and leases	198	(30)	—	178	346
Municipal and other loans	167	—	—	(130)	37
Ending allowance balance	$5,652	$(680)	$69	$974	$6,015

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

As of June 30, 2019, all purchased loans were excluded from the allowance for loan and lease losses calculation given there was no deterioration between the acquisition date and the end of the first quarter of 2019. Purchased credit impaired loans were insignificant. Going forward, management will evaluate the remaining credit quality, credit discount and charge-offs associated with these purchased loans to determine if an additional allowance is deemed necessary.

The allowance for loan and lease losses was $6.3 million at June 30, 2019 as compared to $6.3 million at December 31, 2018. The allowance for loan and lease losses as a percentage of nonperforming loans and allowance for loan and lease losses as a percentage of loans held for investment was 109.99% and 0.59%, respectively, as of June 30, 2019, compared to 118.18% and 0.58%, respectively, as of December 31, 2018.

Net loan charge-offs for the three months ended June 30, 2019 totaled $624 thousand, an increase from $347 thousand of net loan charge-offs for the same period of 2018. Net loan charge-offs for the six months ended June 30, 2019 totaled $1.2 million, an increase from $611 thousand of net loan charge-offs for the same period of 2018.

The following table provides the allocation of the allowance for loan and lease losses as of the dates presented:

	June 30, 2019		December 31, 2018
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
Commercial and industrial loans	$4,217	14.1%	$4,453	15.9%
Real estate:
1-4 single family residential loans	32	19.7%	59	25.2%
Construction, land and development loans	794	12.5%	731	14.6%
Commercial real estate loans (including multifamily)	1,191	47.3%	960	36.4%
Consumer loans and leases	35	1.5%	80	2.3%
Municipal and other loans	8	4.9%	3	5.6%
Total	$6,277	100.0%	$6,286	100.0%

Deposits

We expect deposits to be our primary funding source in the future as we optimize our deposit mix by continuing to shift our deposit composition from higher cost time deposits to lower cost demand deposits. Non-time deposits include noninterest-bearing and interest-bearing demand deposits, NOW accounts, and savings and money market accounts.

The following table shows the deposit mix as of the dates presented:

	June 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$367,892	23.3%	$256,784	21.7%
Interest-bearing demand deposits	292,550	18.6%	124,933	10.6%
Interest-bearing NOW accounts	7,638	0.5%	7,961	0.7%
Savings and money market accounts	269,651	17.2%	245,928	20.8%
Time deposits	632,873	40.3%	547,042	46.2%
Total deposits	$1,570,604	99.9%	$1,182,648	100.0%

Total deposits at June 30, 2019 were $1.57 billion, an increase of $388.5 million, or 32.9%, from total deposits at December 31, 2018 of $1.18 billion.

The average cost of deposits for the three months ended June 30, 2019 was 1.01%. This represents an increase of 9 basis points compared to the average cost of deposits of 0.92% for the three months ended June 30, 2018. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2018. For the three months ended June 30, 2019, the average rate paid on time deposits was 1.87% compared to 1.49% for the three months ended June 30, 2018.

The average cost of deposits for the six months ended June 30, 2019 was 1.02%. This represents an increase of 14 basis points compared to the average cost of deposits of 0.88% for the six months ended June 30, 2018. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2018. For the six months ended June 30, 2019, the average rate paid on time deposits was 1.83% compared to 1.42% for the six months ended June 30, 2018.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

June 30, 2019
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$117,811
After three months through six months	104,881
After six months through twelve months	179,283
After twelve months	98,069
Total	$500,044

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB borrowings: The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2019 and December 31, 2018, total remaining borrowing capacity of $440.1 million and $292.3 million, respectively, was available under this arrangement.

Line of credit: We entered into a line of credit with a third party lender in May 2017 that allows us to borrow up to $20 million. In January 2019, we increased this line of credit to allow us to borrow up to $50 million. The interest rate on this line of credit is based upon 90-day LIBOR plus 4.0%, and unpaid principal and interest is due at the stated maturity of May 12, 2022. This line of credit is secured by a pledge of all of the common stock of the Bank. This line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender. At June 30, 2019, total borrowing capacity of $29.0 million was available under this line of credit.

Total borrowings consisted of the following as of the dates presented:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Short-term FHLB borrowings	$—	$12,500
Long-term FHLB borrowings	80,525	65,105
Trust preferred securities	—	2,811
Total borrowings	$80,525	$80,416

At June 30, 2019, total borrowings were $80.5 million, an increase of $109 thousand, or 0.1%, from $80.4 million at December 31, 2018.

Short-term borrowings consist of debt with maturities of one year or less. Our short-term borrowings consist of FHLB borrowings and a third party line of credit. The following table is a summary of short-term borrowings as of and for the periods presented:

	As of/For the Three Months Ended June 30,		As of/For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Short-term borrowings:
Maximum outstanding at any month-end during the period	$—	$20,000	$—	$20,000
Balance outstanding at end of period	—	15,000	—	15,000
Average outstanding during the period	—	15,769	—	16,740
Average interest rate during the period	0.00%	1.75%	0.00%	1.73%
Average interest rate at the end of the period	0.00%	1.74%	0.00%	1.74%

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$203,976	$102,979	$198,796	$99,139
Net income	5,827	2,681	9,637	4,694
Shares issued in offering, net	—	42,219	—	42,219
Shares issued in business combination	33,479	—	33,479	—
Exercise of stock options and warrants	185	—	1,288	2,185
Stock-based compensation	151	173	268	325
Other comprehensive income (loss)	492	(66)	642	(576)
Balance at end of period	$244,110	$147,986	$244,110	$147,986

Net income totaled $5.8 million for the three months ended June 30, 2019, an increase of $3.1 million, compared to $2.7 million for the three months ended June 30, 2018. Our results of operations for the three months ended June 30, 2019 produced an annualized return on average assets of 1.26% compared to 1.02% for the three months ended June 30, 2018. Our results of operations for the three months ended June 30, 2019 produced an annualized return on average stockholders’ equity of 10.79% compared to 9.03% for the three months ended June 30, 2018.

Net income totaled $9.6 million for the six months ended June 30, 2019, an increase of $4.9 million, compared to $4.7 million for the six months ended June 30, 2018. Our results of operations for the six months ended June 30, 2019 produced an annualized return on average assets of 1.15% compared to 0.91% for the six months ended June 30, 2018. Our results of operations for the six months ended June 30, 2019 produced an annualized return on average stockholders’ equity of 8.82% compared to 8.59% for the six months ended June 30, 2018.

Stockholders’ equity was $244.1 million as of June 30, 2019, an increase of $45.3 million from $198.8 million as of December 31, 2018. The increase was primarily driven by shares issued in conjunction with the Beeville acquisition of $33.5 million and net income of $9.6 million.

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

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We seek to minimize our exposure to loss under these commitments by subjecting them to prior credit approval and ongoing monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. As of June 30, 2019 and December 31, 2018, our reserve for unfunded commitments totaled $55 thousand and $48 thousand, respectively.

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

The following table summarizes our commitments as of the dates presented:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Unfunded loan commitments	$211,064	$176,156
Commercial and standby letters of credit	1,088	547
Total	$212,152	$176,703

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

The following table sets forth the regulatory capital ratios, excluding the impact of the capital conservation buffer, as of the dates indicated:

	Minimum Capital	Minimum Capital Requirement with Capital	Minimum To Be Well	June 30, 2019	December 31, 2018
	Requirement	Buffer	Capitalized	Actual	Actual
Capital ratios (Company):
Tier 1 leverage ratio	4.0%	4.0%	N/A	10.09%	12.11%
Common equity tier 1 capital ratio	4.5%	7.0%	N/A	12.39%	14.56%
Tier 1 risk-based capital ratio	6.0%	8.5%	N/A	12.39%	14.81%
Total risk-based capital ratio	8.0%	10.5%	N/A	12.82%	15.37%

Capital ratios (Bank):
Tier 1 leverage ratio	4.0%	4.0%	5.0%	11.14%	11.04%
Common equity tier 1 capital ratio	4.5%	7.0%	6.5%	13.67%	12.38%
Tier 1 risk-based capital ratio	6.0%	8.5%	8.0%	13.67%	12.38%
Total risk-based capital ratio	8.0%	10.5%	10.0%	14.10%	12.94%

At June 30, 2019, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At June 30, 2019, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2019 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain the Bank’s “well capitalized” status.

As of June 30, 2019, we had a tier 1 leverage ratio of 12.39%. As of June 30, 2019, the Bank had a tier 1 leverage ratio of 13.67%, which provided $105.1 million of excess capital relative to the minimum requirements to be considered “well capitalized.”

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. At June 30, 2019 and December 31, 2018, our liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. The Bank maintained four Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $35.0 million as of June 30, 2019 and December 31, 2018. There were no advances under these lines of credit outstanding as of June 30, 2019 or December 31, 2018.

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 3.47 years and an effective duration of 3.14 years as of June 30, 2019.

As of June 30, 2019, we had outstanding $211.1 million in commitments to extend credit and $1.1 million in commitments associated with outstanding commercial and standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2019, we believe we had no exposure to future cash requirements associated with known uncertainties. Capital expenditures, including buildings and construction in process, for the three months ended June 30, 2019 and 2018 were $2.3 million and $1.9 million, respectively. Capital expenditures, including buildings and construction in process, for the six months ended June 30, 2019 and 2018 were $4.2 million and $2.8 million, respectively.

On June 13, 2019, the Company approved a stock buyback program pursuant to which the Company may, from time to time, purchase up to $11.7 million of its outstanding shares of common stock (the “Stock Buyback Program”). The shares may be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC.  The timing and exact amount of any repurchases will depend on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors.  The Stock Buyback Program has an expiration date of June 14, 2020.  The Stock Buyback Program may be terminated or amended by the Company’s board of directors at any time prior to the expiration date.

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

The following table reconciles, as of the dates set forth below, net interest margin on a fully taxable equivalent basis:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net interest margin - GAAP basis:
Net interest income	$19,751	$11,082	$35,215	$21,463
Average interest-earning assets	1,716,799	982,504	1,510,664	968,206
Net interest margin	4.61%	4.52%	4.70%	4.47%
Net interest margin - Non-GAAP basis:
Net interest income	$19,751	$11,082	$35,215	$21,463
Plus:
Impact of fully taxable equivalent adjustment	112	114	529	231
Net interest income on a fully taxable equivalent basis	$19,863	$11,196	$35,744	$21,694
Average interest-earning assets	1,716,799	982,504	1,510,664	968,206
Net interest margin on a fully taxable equivalent basis - Non-GAAP basis	4.64%	4.57%	4.77%	4.52%

Adjusted Net Income and Adjusted Earnings per Common Share – Basic and Diluted

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

Merger related expenses for the three months ended June 30, 2019 consisted of $997 thousand of after-tax merger related expenses and a $1.1 million gain on sales of investment securities. There were no merger related expenses or gain on sales of investment securities for the three months ended June 30, 2018.

Merger related expenses for the six months ended June 30, 2019 consisted of $2.1 million of after-tax merger related expenses and a $2.1 million gain on sales of investment securities. There were no merger related expenses or gain on sales of investment securities for the six months ended June 30, 2018.

The following table reconciles, as of the date set forth below, basic and diluted earnings per common share and presents our basic and diluted earnings per common share exclusive of the impact of our merger related adjustments:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Basic and diluted earnings per share - GAAP basis:
Net income available to common stockholders	$5,827	$2,681	$9,637	$4,694
Weighted average number of common shares - basic	13,765,929	8,851,446	12,963,700	8,104,370
Weighted average number of common shares - diluted	14,236,244	9,306,029	13,432,760	8,445,960
Basic earnings per common share	$0.42	$0.30	$0.74	$0.58
Diluted earnings per common share	$0.41	$0.29	$0.72	$0.56
Basic and diluted earnings per share - Non-GAAP basis:
Net income available to common stockholders	$5,827	$2,681	$9,637	$4,694
Pre-tax adjustments:
Noninterest income
Gain on the sales of investment securities	$(1,053)	$-	$(2,134)	$-
Noninterest expense
Merger related expenses	1,165	—	2,943	—
Taxes:
Tax effect of adjustments	(168)	—	(541)	—
Adjusted net income	$5,771	$2,681	$9,905	$4,694
Weighted average number of common shares - basic	13,765,929	8,851,446	12,963,700	8,104,370
Weighted average number of common shares - diluted	14,236,244	9,306,029	13,432,760	8,445,960
Basic earnings per common share - Non-GAAP basis	$0.42	$0.30	$0.76	$0.58
Diluted earnings per common share - Non-GAAP basis	$0.41	$0.29	$0.74	$0.56

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible equity and presents our tangible book value per share compared to our book value per share:

	June 30, 2019	December 31, 2018
	(Dollars in thousands, except per share data)
Total stockholders' equity	$244,110	$198,796
Less:
Goodwill and other intangible assets	56,472	26,811
Tangible stockholders' equity	$187,638	$171,985
Shares outstanding	13,790,332	12,103,753
Book value per share	$17.70	$16.42
Less:
Goodwill and other intangible assets per share	4.10	2.21
Tangible book value per share	$13.61	$14.21

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

Recently Issued Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included elsewhere in this Form 10-Q regarding the impact of new accounting pronouncements which we have adopted.

Item 3.        Quantitative and Qualitative Disclosure about Market Risk

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2018, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2018 to June 30, 2019. For additional disclosure of our market risks, see our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of the end of the period covered by this Form 10-Q.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three or six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Spirit of Texas Bancshares, Inc.

Date: August 9, 2019	By:	/s/ Dean O. Bass
Dean O. Bass
Chairman and Chief Executive Officer

Date: August 9, 2019	By:	/s/ Jeffrey A. Powell
Jeffrey A. Powell
EVP and Chief Financial Officer