Form 10-Q
period 2019-09-30
Spirit of Texas Bancshares, Inc.
filed 2019-11-08
CIK 1499453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 4, 2019, the registrant had 16,140,422 shares of common stock, no par value, outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2019	December 31, 2018
Assets:
Cash and due from banks	$28,822	$22,664
Interest-bearing deposits in other banks	122,721	66,351
Total cash and cash equivalents	151,543	89,015
Time deposits in other banks	1,225	—
Investment securities:
Available for sale securities, at fair value	166,669	179,461
Total investment securities	166,669	179,461
Loans held for sale	2,784	3,945
Loans:
Loans held for investment	1,487,602	1,102,808
Less: allowance for loan and lease losses	(6,565)	(6,286)
Loans, net	1,481,037	1,096,522
Premises and equipment, net	65,144	53,877
Accrued interest receivable	6,319	4,934
Other real estate owned and repossessed assets	1,042	782
Goodwill	43,086	18,253
Core deposit intangible	11,628	8,558
SBA servicing asset	3,548	3,965
Deferred tax asset, net	—	328
Bank-owned life insurance	15,521	7,401
Federal Home Loan Bank and other bank stock, at cost	6,233	5,304
Other assets	4,005	4,276
Total assets	$1,959,784	$1,476,621
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$366,209	$256,784
Interest-bearing	593,064	378,822
Total transaction accounts	959,273	635,606
Time deposits	625,940	547,042
Total deposits	1,585,213	1,182,648
Accrued interest payable	1,002	702
Short-term borrowings	—	12,500
Long-term borrowings	74,165	77,784
Deferred tax liability, net	215	—
Other liabilities	2,451	4,191
Total liabilities	1,663,046	1,277,825
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $1 par value; 5 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, no par value; 50 million shares authorized; 16,121,479 and 12,103,753 shares issued and outstanding	251,875	169,939
Retained earnings	41,970	27,003
Accumulated other comprehensive income (loss)	3,091	1,854
Treasury stock	(198)	—
Total stockholders' equity	296,738	198,796
Total liabilities and stockholders' equity	$1,959,784	$1,476,621

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$23,064	$13,901	$62,386	$39,270
Interest and dividends on investment securities	1,143	202	3,627	611
Other interest income	794	173	2,172	536
Total interest income	25,001	14,276	68,185	40,417
Interest expense:
Interest on deposits	4,097	2,197	11,106	5,869
Interest on FHLB advances and other borrowings	425	389	1,414	1,395
Total interest expense	4,522	2,586	12,520	7,264
Net interest income	20,479	11,690	55,665	33,153
Provision for loan losses	900	486	2,081	1,460
Net interest income after provision for loan losses	19,579	11,204	53,584	31,693
Noninterest income:
Service charges and fees	866	462	2,564	1,238
SBA loan servicing fees	234	529	538	1,701
Mortgage referral fees	173	160	481	524
Gain on sales of loans, net	1,151	1,369	3,339	3,884
Gain on sales of investment securities	—	—	2,134	—
Other noninterest income	257	47	457	111
Total noninterest income	2,681	2,567	9,513	7,458
Noninterest expense:
Salaries and employee benefits	9,502	6,623	25,391	19,524
Occupancy and equipment expenses	1,710	1,279	4,662	3,736
Professional services	791	624	2,854	1,249
Data processing and network	884	302	2,100	936
Regulatory assessments and insurance	(256)	266	157	787
Amortization of intangibles	1,015	176	2,624	527
Advertising	134	83	398	300
Marketing	136	115	407	354
Telephone expense	289	120	767	332
Conversion expense	314	—	1,918	—
Other operating expenses	1,037	693	3,107	2,043
Total noninterest expense	15,556	10,281	44,385	29,788
Income before income tax expense	6,704	3,490	18,712	9,363
Income tax expense	1,374	719	3,745	1,898
Net income	$5,330	$2,771	$14,967	$7,465
Earnings per common share:
Basic	$0.35	$0.28	$1.09	$0.86
Diluted	$0.34	$0.27	$1.05	$0.82
Weighted average common shares outstanding:
Basic	15,370,480	9,792,032	13,774,776	8,673,106
Diluted	15,771,249	10,360,301	14,198,926	9,094,691

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$5,330	$2,771	$14,967	$7,465
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of (tax) and benefit of $(158), $16, $(857) and $169, respectively	595	(61)	3,225	(637)
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $0, $0, $529 and $0, respectively	—	—	(1,988)	—
Total other comprehensive income (loss)	595	(61)	1,237	(637)
Total comprehensive income	$5,925	$2,710	$16,204	$6,828

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(Dollars in thousands)

	Shares of Common	Shares of Preferred	Common	Preferred	Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Stock	Stock	Stock	Earnings	Stock	Income (Loss)	Equity
Three Months Ended September 30,
Balance as of July 1, 2018	9,786,611	—	$127,344	$—	$21,719	$—	$(1,077)	$147,986
Net income	—	—	—	—	2,771	—	—	2,771
Shares issued in offering, net adjustment	—	—	(161)	—	—	—	—	(161)
Exercise of stock options and warrants	25,870	—	177	—	—	—	—	177
Stock-based compensation	—	—	181	—	—	—	—	181
Other comprehensive income (loss)	—	—	—	—	—	—	(61)	(61)
Balance as of September 30, 2018	9,812,481	—	$127,541	$—	$24,490	$—	$(1,138)	$150,893

Balance as of July 1, 2019	13,790,332	—	$204,974	$—	$36,640	$—	$2,496	$244,110
Net income	—	—	—	—	5,330	—	—	5,330
Shares issued in offering, net	2,300,000	—	46,542	—	—	—	—	46,542
Exercise of stock options and warrants	40,737	—	175	—	—	—	—	175
Stock-based compensation	—	—	184	—	—	—	—	184
Treasury stock purchases	(9,590)	—	—	—	—	(198)	—	(198)
Other comprehensive income (loss)	—	—	—	—	—	—	595	595
Balance as of September 30, 2019	16,121,479	—	$251,875	$—	$41,970	$(198)	$3,091	$296,738

Nine Months Ended September 30,
Balance as of January 1, 2018	7,280,183	—	$82,615	$—	$17,025	$—	$(501)	$99,139
Net income	—	—	—	—	7,465	—	—	7,465
Shares issued in offering, net	2,300,000	—	42,058	—	—	—	—	42,058
Exercise of stock options and warrants	232,298	—	2,362	—	—	—	—	2,362
Stock-based compensation	—	—	506	—	—	—	—	506
Other comprehensive income (loss)	—	—	—	—	—	—	(637)	(637)
Balance as of September 30, 2018	9,812,481	—	$127,541	$—	$24,490	$—	$(1,138)	$150,893

Balance as of January 1, 2019	12,103,753	—	$169,939	$—	$27,003	$—	$1,854	$198,796
Net income	—	—	—	—	14,967	—	—	14,967
Shares issued in business combination	1,579,191	—	33,479	—	—	—	—	33,479
Shares issued in offering, net	2,300,000	—	46,542	—	—	—	—	46,542
Exercise of stock options and warrants	148,125	—	1,463	—	—	—	—	1,463
Stock-based compensation	—	—	452	—	—	—	—	452
Treasury stock purchases	(9,590)	—	—	—	—	(198)	—	(198)
Other comprehensive income (loss)	—	—	—	—	—	—	1,237	1,237
Balance as of September 30, 2019	16,121,479	—	$251,875	$—	$41,970	$(198)	$3,091	$296,738

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$14,967	$7,465
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,081	1,460
Depreciation and amortization	2,212	1,410
Net amortization (accretion) of premium (discount) on investment securities	294	234
Amortization of core deposit intangible	2,624	527
Accretion of discount on retained SBA loans	(941)	(672)
Deferred tax expense (benefit)	2,765	(18)
Originations of loans held for sale	(38,692)	(50,963)
Proceeds from loans held for sale	43,351	53,152
Net gains on sale of loans held for sale	(3,339)	(3,884)
(Gain) loss on sale of investment securities	(2,134)	—
(Gain) loss on sale of other real estate owned	(90)	11
Fair value adjustment on SBA servicing asset	1,201	805
Stock-based compensation	452	506
Increase in cash surrender value of BOLI	(217)	(4)
Net change in operating assets and liabilities:
Net change in accrued interest receivable	(235)	(249)
Net change in accrued interest payable	(40)	68
Net change in other assets	995	945
Net change in other liabilities	(1,943)	(701)
Net cash provided by (used in) operating activities	23,311	10,092
Cash Flows From Investing Activities:
Purchases of investment securities available for sale	(32,536)	—
Sales of investment securities available for sale	79,920	—
Paydown and maturities of investment securities available for sale	24,134	2,754
Purchase of FHLB and other bank stock	(124)	(49)
Sale of FHLB and other bank stock	378	—
Proceeds from the sale of loans held for investment	—	1,451
Net change in loans	(89,661)	(85,969)
Proceeds from the sale of other real estate owned	1,123	22
Purchase of premises and equipment	(7,410)	(5,356)
Net cash received in business combination	28,126	—
Net cash provided by (used in) investing activities	3,950	(87,147)
Cash Flows From Financing Activities:
Net change in deposits	3,503	37,242
Redemption of trust preferred securities	77	—
Proceeds from long-term borrowings	25,598	—
Repayment of long-term borrowings	(37,915)	(11,450)
Proceeds from short-term borrowings	—	10,000
Repayment of short-term borrowings	(12,500)	(15,000)
Net change in secured borrowings	8,697	(1,968)
Shares issued in offering, net	46,542	42,058
Purchase of treasury stock	(198)	—
Exercise of stock options and warrants	1,463	2,362
Net cash provided by (used in) financing activities	35,267	63,244
Net Change in Cash and Cash Equivalents	62,528	(13,811)
Cash and Cash Equivalents at Beginning of Period	89,015	57,949
Cash and Cash Equivalents at End of Period	$151,543	$44,138
Supplemental Disclosures of Cash Flow Information:

Interest paid	$12,220	$5,802
Income taxes paid	2,000	2,850
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$98	$301
Fair value of assets acquired in business combination, excluding cash	404,970	—
Goodwill recorded	24,843	—
Liabilities assumed in business combination	399,605	—
Stock issued in business combination	33,479	—

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Spirit of Texas Bancshares, Inc. (“Spirit,” “STXB,” the “Holding Company” or “Company”) is a bank holding company headquartered in Conroe, Texas that provides, through its bank subsidiary, a variety of financial services to individuals and corporate customers located largely in the State of Texas, and which customers are primarily involved in agricultural, light industrial and commercial arenas.

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

In addition, the Company consummated an underwritten public offering of its common stock on July 25, 2019 (the “2019 Offering”). In connection with the 2019 Offering, the Company issued and sold 2,300,000 shares of its common stock, including 300,000 shares sold pursuant to the Underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $21.50 per share for net proceeds of approximately $46.5 million after deducting underwriting discounts and commissions and estimated offering expenses. The Company used $21.0 million of the net proceeds from the Offering to pay off a line of credit with a third-party lender and approximately $17.9 million of the net proceeds from the Offering to fund the cash portion of the merger consideration paid to the sole shareholder of Chandler Bancorp, Inc. (“Chandler”) in the Company’s acquisition of Chandler and its subsidiary, Citizens State Bank. The remaining net proceeds will be used by the Company for other general corporate purposes in order to support its continued growth, including investments in its bank subsidiary and future strategic acquisitions.

Basis of Presentation

The consolidated financial statements include the accounts of the Holding Company and the accounts of its wholly-owned subsidiary, Spirit of Texas Bank, SSB (the “Bank”).  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K.

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

Correction of an Immaterial Error on the Consolidated Balance Sheet and Cash Flow

The Company identified an immaterial error pertaining to the accounting of certain loan participations sold impacting its consolidated balance sheet and its consolidated statement of cash flows. Due to the rights retained on certain loan participations sold, the Company is deemed to have retained effective control over these loans under Financial Accounting Standards Board (“FASB”)’s Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing”, and therefore these participations sold must be accounted for as a secured borrowing. The Company reviewed the impact of this error on the prior periods and determined that the error was not material to the prior period consolidated financial statements. The Company has corrected the immaterial error in the consolidated balance sheet as of December 31, 2018 by revising the previously reported loans held for investment and long-term borrowings. The impact of the immaterial error correction increased loans held for investment and long-term borrowings by $9.9 million. The Company has also made revisions to correct the immaterial errors in the consolidated statement of cash flows for the nine months ended September 30, 2018 by increasing investing cash flows by $2.0 million and decreasing financing cash flows by $2.0 million from amounts previously reported.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” – Issued in April 2019, Accounting Standards Update (“ASU”) No. 2019-04 clarifies a number of issues discussed at the June 2018 and November 2018 Credit Losses Transition Resource Group meetings.  The clarifications address a variety of identified issues including but not limited to the treatment of accrued interest receivable as it relates to the allowance for credit losses, transfers between loan classifications and categories, recoveries, and using projections of future interest rate environments in expected cash flow calculations.  Management is evaluating these clarifications concurrently with our assessment of ASU 2016-13.

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

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Issued in June 2016, ASU 2016-13 will add FASB ASC Topic 326, “Financial Instruments-Credit Losses,” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.” The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down. The amendments of ASU 2016-13 were originally effective for public entities for interim and annual periods beginning after December 15, 2019 and for all other entities for periods beginning after December 15, 2020. Issued in November 2018, ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” alters the effective date of ASU 2016-13 for private companies.  Under the provisions of ASU 2018-19, ASU 2016-13 is now effective for fiscal years beginning after December 15, 2021 including interim periods within those years for non-public business entities.  Earlier application is permitted for interim and annual periods beginning after December 15, 2018. Management has elected to adopt this ASU using the updated private company effective date and is currently evaluating the impact this ASU will have on the consolidated financial statements and that evaluation will depend on economic conditions and the composition of the Company’s loan and lease portfolio at the time of adoption.

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  The amendments of ASU 2016-02 are effective for public entities for interim and annual periods beginning after December 15, 2018 and for other entities for periods beginning after December 15, 2019.  The adoption of this ASU will result in an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee.  Under current accounting standards, all of the Company's leases are classified as operating leases and, as such, are not recognized on the Company's Consolidated Balance Sheet.  Additionally, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases, Targeted Improvements. The amendments in these updates provide additional clarification and implementation guidance on certain aspects of ASU 2016-02 and have the same effective and transition requirements as ASU 2016-02. Specifically, ASU 2018-11 creates an additional transition method option allowing entities to record a cumulative effect adjustment to opening retained earnings in the year of adoption.  In December 2018, the FASB further issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors.  The amendments in this update permits lessors to make an accounting policy election to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs and instead account for the costs as if they were lessee costs.  Additionally, the amendment requires lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments.  In March 2019, the FASB also issued ASU 2019-01, Leases (Topic 842) Codification Improvements, to further clarify certain identified issues regarding implementation of ASU 2016-02.  Specifically, the amendments in ASU 2019-01 clarify the determination of fair value of underlying assets by lessors that are not manufacturers or dealers, the cash flow presentation of sales-type or direct financing leases, and transition disclosures for interim periods.  Management will adopt these ASUs using the private company effective date of January 1, 2020 and is currently evaluating the impact to the consolidated financial statements and related method of adoption, specifically, management is in the process of determining an appropriate discount rate to record identified right-of-use assets.

NOTE 2. REVENUE RECOGNITION

On January 1, 2019, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2019 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Non-Interest Income
In-scope of Topic 606
Deposit accounts core service charges	$135	$88	$396	$233
Deposit account transaction based fee income	748	378	2,208	1,017
Mortgage referral fees	173	160	481	524
Non-Interest Income (in-scope of Topic 606)	1,056	626	3,085	1,774
Non-Interest Income (out-of-scope of Topic 606)	1,625	1,941	6,428	5,684
Total Non-Interest Income	$2,681	$2,567	$9,513	$7,458

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. The Company did not have any significant contract balances at September 30, 2019 or December 31, 2018.

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

The Company did not incur any expenses related to the acquisition for the three months ended September, 30 2019 and incurred approximately  $1.2 million for the nine months ended September 30, 2019, which are included in noninterest expense in consolidated statements of income. The Company incurred $43 thousand of expenses related to the acquisition during the three and nine months ended September 30, 2018.

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

The Company has recognized total goodwill of $24.8 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The fair value of the consideration exchanged related to the Company’s common stock was calculated based upon the closing market price of the Company’s common stock as of April 2, 2019. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company incurred expenses related to the acquisition of approximately $823 thousand and $2.5 million for the three and nine months ended September 30, 2019, respectively, which are included in noninterest expense in consolidated statements of income. The Company incurred $2 thousand of expenses related to the acquisition during the three and nine months ended September 30, 2018.

Non-credit impaired loans had a fair value of $296.9 million at the acquisition date and contractual balance of $298.9 million. As of the acquisition date, the Company expects that an insignificant amount of the contractual balance of these loans will be uncollectible. The difference of $2.0 million will be recognized into interest income as an adjustment to yield over the life of the loans.

Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets of acquired bank (Dollars in thousands):
Cash and cash equivalents	$60,491
Securities available for sale	57,206
Loans held for investment	296,871
Premises and equipment, net	6,067
Other real estate owned	1,359
Goodwill	24,843
Core deposit intangible	5,695
Other assets	12,929
Total assets acquired	$465,461
Liabilities of acquired bank:
Deposits	$399,062
Other liabilities	543
Total liabilities assumed	$399,605
Common stock issued at $21.20 per share	$33,479
Cash paid	$32,377

As of September 30, 2019, management is still evaluating the fair values of other assets and other liabilities. Amounts shown above are preliminary and the Company expects to finalize these values by the fourth quarter of 2019.

Revenues and earnings of the acquired company since the conversion date have not been disclosed as Beeville was merged into the Company and separate financial information is not readily available.

NOTE 4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized	Unrealized		Fair
September 30, 2019	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$32,541	$23	$1	$32,563
U.S. Government agencies	4,074	67	—	4,141
State and municipal obligations	24,795	833	—	25,628
Residential mortgage-backed securities	95,737	2,921	13	98,645
Corporate bonds and other debt securities	5,633	59	—	5,692
Total available for sale	$162,780	$3,903	$14	$166,669

	Amortized	Unrealized		Fair
December 31, 2018	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$2,015	$—	$81	$1,934
State and municipal obligations	17,201	847	—	18,048
Residential mortgage-backed securities	152,232	2,614	872	153,974
Corporate bonds and other debt securities	5,667	—	162	5,505
Total available for sale	$177,115	$3,461	$1,115	$179,461

Taxable interest and dividends on investment securities were $998 thousand and $202 thousand for the three months ended September 30, 2019 and 2018, respectively. Tax-exempt interest and dividends on investment securities were $146 thousand for the three months ended September 30, 2019. There were no tax-exempt interest or dividends on investment securities for the three months ended September 30, 2018.

Taxable interest and dividends on investment securities were $3.2 million and $611 thousand for the nine months ended September 30, 2019 and 2018, respectively. Tax-exempt interest and dividends on investment securities were $411 thousand for the nine months ended September 30, 2019. There were no tax-exempt interest or dividends on investment securities for the nine months ended September 30, 2018.

There were $140.8 million and $106.6 million of securities pledged to collateralize public funds at September 30, 2019 and December 31, 2018, respectively.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows for the period presented:

	Amortized	Fair
September 30, 2019	Cost	Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$19,377	$19,412
Due after one year through five years	35,152	35,427
Due after five years through ten years	6,863	7,066
Due after ten years	5,651	6,119
Residential mortgage-backed securities	95,737	98,645
Total available for sale	$162,780	$166,669

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
September 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$2,998	$1	$—	$—	$2,998	$1
U.S. Government agencies	—	—	—	—	—	—
State and municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	4,994	13	4,994	13
Corporate bonds and other debt securities	—	—	—	—	—	—
Total available for sale	$2,998	$1	$4,994	$13	$7,992	$14

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$—	$—	$1,934	$81	$1,934	$81
State and municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	1	—	25,479	872	25,480	872
Corporate bonds and other debt securities	—	—	5,505	162	5,505	162
Total available for sale	$1	$—	$32,918	$1,115	$32,919	$1,115

At September 30, 2019, the Company’s securities portfolio consisted of 227 securities, 9 of which were in an unrealized loss position. Eight of the nine securities in an unrealized loss position at September 30, 2019 were in an unrealized loss position for more than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.

The Company monitors its investment securities for other-than-temporary-impairment (“OTTI”). Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at September 30, 2019. The following describes the basis under which the Company has evaluated OTTI:

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

There were no securities sold for the three months ended September 30, 2019. Sale proceeds from the sale of available for sale securities for the nine months ended September 30, 2019 were  $79.9 million which resulted in gross realized gains of $2.1 million. There were no securities sold for the three or nine months ended September 30, 2018.
NOTE 5. LOANS, NET

Loans, net consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Commercial and industrial loans (1)	$248,745	$173,892
Real estate:
1-4 single family residential loans	321,044	279,665
Construction, land and development	233,830	159,734
Commercial real estate loans (including multifamily)	597,415	403,800
Consumer loans and leases	17,663	24,378
Municipal and other loans	68,905	61,339
Total loans held in portfolio (2)	$1,487,602	$1,102,808
Allowance for loan losses	(6,565)	(6,286)
Loans held in portfolio, net	$1,481,037	$1,096,522

(1) Balance includes $78.7 million and $76.9 million of the unguaranteed portion of Small Business Administration (“SBA”) loans as of September 30, 2019 and December 31, 2018, respectively.

(2) Balance includes $(7.1) million and $(4.9) million of deferred fees, cost, premium and discount as of September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019 and December 31, 2018, the Company had pledged loans as collateral for Federal Home Loan Bank (“FHLB”) advances of $664.7 million and $385.5 million, respectively. There were no recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2019 and December 31, 2018.

The Company originates and sells loans secured by the SBA. The Company retains the unguaranteed portion of the loan and servicing on the loans sold and receives a fee based upon the principal balance outstanding. During the three months ended September 30, 2019 and 2018, the Company sold approximately $13.8 million and $19.0 million, respectively, in SBA loans to third parties. The loan sales resulted in realized gains of $1.2 million and $1.4 million for the three months ended September 30, 2019 and 2018, respectively.

During the nine months ended September 30, 2019 and 2018, the Company sold approximately $40.3 and $49.0 million, respectively, in SBA loans to third parties. The SBA loan sales resulted in realized gains of $3.3 million and $3.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Due to the rights retained on certain loan participations sold, the Company is deemed to have retained effective control over these loans under ASC 860, “Transfers and Servicing.” These loans can no longer be reported as sold, and must be reported on the balance sheet as loans held for investment regardless of whether the Company intends to exercise its rights. These loans are reported as loans held for investment with the offsetting liability recorded as long-term borrowings. The amount of secured borrowings included in loans held for investment and long-term borrowings at September 30, 2019 and December 31, 2018 was $18.6 million and $9.9 million, respectively.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of loans serviced for others, including SBA loans, were $233.7 million and $234.9 million at September 30, 2019 and December 31, 2018, respectively.

In the ordinary course of business, the Company makes loans to executive officers and directors. Loans to these related parties, including companies in which they are principal owners, are as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Principal outstanding, beginning of year	$2,433	$421	$107	$463
Additions (reductions) of affiliations	—	—	2,352	—
New loans made in current year	4,035	—	4,035	—
Repayments	(57)	(19)	(83)	(61)
Principal outstanding, end of year	$6,411	$402	$6,411	$402

There were $1.3 million in unfunded commitments to related parties at September 30, 2019. There were no unfunded commitments to related parties at December 31, 2018.

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

On November 14, 2018, the Company closed its acquisition of Comanche. At the date of acquisition, Comanche had $117.2 million in loans. In accordance with ASC 805, “Business Combinations,” the Company utilized a third party to value the loan portfolio as of the acquisition date. Based upon the third party valuation, the fair value of the loans was approximately $116.2 million at the acquisition date. The overall discount calculated was $946 thousand and will be accreted into interest income over the life of the loans.

On April 2, 2019, the Company closed its acquisition of Beeville. At the date of acquisition, Beeville had $298.9 million in loans. In accordance with ASC 805, “Business Combinations,” the Company utilized a third party to value the loan portfolio as of the acquisition date. Based upon the third party valuation, the fair value of the loans was approximately $296.3 million at the acquisition date. The overall discount calculated was $2.6 million and will be accreted into interest income over the life of the loans.

As of September 30, 2019, all purchased loans were excluded from the allowance for loan and lease losses calculation given there was no deterioration between the acquisition date and the end of the third quarter of 2019. Purchased credit impaired loans were insignificant. Going forward, management will evaluate the remaining credit quality, credit discount and charge-offs associated with these purchased loans to determine if an additional allowance is deemed necessary.

The following tables present information related to allowance for loan and lease losses for the periods presented:

	Allowance Rollforward
Three Months Ended September 30, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,217	$(687)	$36	$669	$4,235
Real estate:
1-4 single family residential loans	32	—	65	(66)	31
Construction, land and development loans	794	—	—	90	884
Commercial real estate loans (including multifamily)	1,191	—	—	127	1,318
Consumer loans and leases	35	(26)	—	85	94
Municipal and other loans	8	—	—	(5)	3
Ending allowance balance	$6,277	$(713)	$101	$900	$6,565

	Allowance Rollforward
Three Months Ended September 30, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,886	$(275)	$4	$76	$4,691
Real estate:
1-4 single family residential loans	318	—	—	(216)	102
Construction, land and development loans	195	—	—	256	451
Commercial real estate loans (including multifamily)	233	—	—	495	728
Consumer loans and leases	346	(74)	—	(90)	182
Municipal and other loans	37	—	—	(35)	2
Ending allowance balance	$6,015	$(349)	$4	$486	$6,156

	Allowance Rollforward
Nine Months Ended September 30, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,453	$(1,908)	$95	$1,595	$4,235
Real estate:
1-4 single family residential loans	59	—	65	(93)	31
Construction, land and development loans	731	—	—	153	884
Commercial real estate loans (including multifamily)	960	—	—	358	1,318
Consumer loans and leases	80	(60)	5	69	94
Municipal and other loans	3	—	1	(1)	3
Ending allowance balance	$6,286	$(1,968)	$166	$2,081	$6,565

	Allowance Rollforward
Nine Months Ended September 30, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,046	$(920)	$73	$2,492	$4,691
Real estate:
1-4 single family residential loans	902	(5)	—	(795)	102
Construction, land and development loans	441	—	—	10	451
Commercial real estate loans (including multifamily)	898	—	—	(170)	728
Consumer loans and leases	198	(104)	—	88	182
Municipal and other loans	167	—	—	(165)	2
Ending allowance balance	$5,652	$(1,029)	$73	$1,460	$6,156

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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment for the periods presented:

	Accruing
September 30, 2019	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$241,710	$517	$215	$120	$6,183	$248,745
Real estate:
1-4 single family residential loans	318,304	1,287	113	—	1,340	321,044
Construction, land and development	233,614	—	—	—	216	233,830
Commercial real estate loans (including multifamily)	593,794	1,851	601	—	1,169	597,415
Consumer loans and leases	17,371	176	40	—	76	17,663
Municipal and other loans	68,867	—	—	—	38	68,905
Total loans	$1,473,660	$3,831	$969	$120	$9,022	$1,487,602

	Accruing
December 31, 2018	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$169,206	$605	$223	$288	$3,570	$173,892
Real estate:
1-4 single family residential loans	277,930	581	64	—	1,090	279,665
Construction, land and development	159,723	11	—	—	—	159,734
Commercial real estate loans (including multifamily)	402,406	451	589	—	354	403,800
Consumer loans and leases	24,109	208	44	—	17	24,378
Municipal and other loans	61,289	50	—	—	—	61,339
Total loans	$1,094,663	$1,906	$920	$288	$5,031	$1,102,808

There was one loan 90 days or more past due and still accruing at September 30, 2019 with a recorded investment of $120 thousand. There were four loans 90 days or more past due and still accruing at December 31, 2018 with a recorded investment of $288 thousand.

At September 30, 2019, non-accrual loans that were 30 to 59 days past due were $928 thousand, non-accrual loans that were 60 to 89 days past due were $125 thousand, and non-accrual loans that were 90 days or more past due were $4.7 million. At December

31, 2018, non-accrual loans that were 30 to 59 days past due were $175 thousand, non-accrual loans that were 60 to 89 days past due were $143 thousand, and non-accrual loans that were 90 days or more past due were $2.0 million.

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

The following tables summarize the Company’s loans by key indicators of credit quality for the periods presented:

September 30, 2019	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$234,989	$3,246	$10,510	$—
Real estate:
1-4 single family residential loans	318,562	281	2,201	—
Construction, land and development	232,792	—	1,038	—
Commercial real estate loans (including multifamily)	582,481	4,603	10,331	—
Consumer loans and leases	17,533	—	130	—
Municipal and other loans	68,860	—	45	—
Total loans	$1,455,217	$8,130	$24,255	$—

December 31, 2018	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$163,908	$3,170	$6,601	$213
Real estate:
1-4 single family residential loans	274,860	1,714	2,547	544
Construction, land and development	157,688	24	2,022	—
Commercial real estate loans (including multifamily)	389,170	12,412	1,806	412
Consumer loans and leases	20,798	1,836	180	1,564
Municipal and other loans	60,837	484	—	18
Total loans	$1,067,261	$19,640	$13,156	$2,751

Internal risk ratings and other credit metrics are key factors in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan and lease losses.

The following tables show the Company’s investment in loans disaggregated based on the method of evaluating impairment for the periods presented:

	Loans - Recorded Investment		Allowance for Credit Loss
September 30, 2019	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$2,638	$246,107	$1,194	$3,041
Real estate:
1-4 single family residential loans	1,399	319,645	4	27
Construction, land and development	216	233,614	—	884
Commercial real estate loans (including multifamily)	236	597,179	—	1,318
Consumer loans and leases	21	17,642	5	89
Municipal and other loans	—	68,905	—	3
Total loans	$4,510	$1,483,092	$1,203	$5,362

	Loans - Recorded Investment		Allowance for Credit Loss
December 31, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$3,640	$170,252	$1,234	$3,219
Real estate:
1-4 single family residential loans	1,193	278,472	29	30
Construction, land and development	—	159,734	—	731
Commercial real estate loans (including multifamily)	—	403,800	—	960
Consumer loans and leases	17	24,361	4	76
Municipal and other loans	—	61,339	—	3
Total loans	$4,850	$1,097,958	$1,267	$5,019

The following tables set forth certain information regarding the Company’s impaired loans that were evaluated for specific reserves for the periods presented:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
September 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,158	$4,565	$1,194	$480	$2,298
Real estate:
1-4 single family residential loans	14	16	4	1,385	1,452
Construction, land and development	—	—	—	216	223
Commercial real estate loans (including multifamily)	—	—	—	236	244
Consumer loans and leases	21	21	5	—	—
Municipal and other loans	—	—	—	—	—
Total loans	$2,193	$4,602	$1,203	$2,317	$4,217

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$1,843	$5,392	$1,234	$1,797	$3,500
Real estate:
1-4 single family residential loans	116	124	29	1,077	1,086
Construction, land and development	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—	—
Consumer loans and leases	17	17	4	—	—
Municipal and other loans	—	—	—	—	—
Total loans	$1,976	$5,533	$1,267	$2,874	$4,586

	Three Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial loans	$2,758	$—	$2,571	$—
Real estate:
1-4 single family residential loans	1,409	—	975	—
Construction, land and development	216	—	—	—
Commercial real estate loans (including multifamily)	238	—	—	—
Consumer loans and leases	22	—	72	—
Municipal and other loans	—	—	—	—
Total loans	$4,643	$—	$3,618	$—

	Nine Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial loans	$2,905	$—	$2,774	$—
Real estate:
1-4 single family residential loans	1,434	—	990	—
Construction, land and development	220	—	—	—
Commercial real estate loans (including multifamily)	243	—	—	—
Consumer loans and leases	24	—	76	—
Municipal and other loans	—	—	—	—
Total loans	$4,826	$—	$3,840	$—

Troubled Debt Restructurings:

The following table provides a summary of troubled debt restructurings (“TDRs”) based upon delinquency status, all of which are considered impaired, for the periods presented:

	September 30, 2019		December 31, 2018
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial loans	3	$118	3	$69
Real estate:
1-4 single family residential loans	3	157	2	141
Construction, land and development	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—
Consumer loans and leases	—	—	—	—
Municipal and other loans	—	—	—	—
Total performing TDRs	6	275	5	210
Nonperforming TDRs	8	403	7	448
Total TDRs	14	$678	12	$658
Allowance attributable to TDRs		$265		$149

The following tables summarize TDRs, and includes newly designated TDRs as well as modifications made to existing TDRs, for the periods presented. Modifications may include, but are not limited to, granting a material extension of time, entering into a forbearance agreement, adjusting the interest rate, accepting interest only payments for an extended period of time, a change in the amortization period or a combination of any of these. Post-modification balances represent the recorded investment at the end of Day 2 in which the modification was made.

Three Months Ended September 30,
	2019				2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in thousands)
Commercial and industrial loans	1	$13	$13	$—	—	$—	$—	$—
Real estate:
1-4 single family residential loans	—	—	—	—	—	—	—	—
Construction, land and development	—	—	—	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—
Municipal and other loans	—	—	—	—	—	—	—	—

	Nine Months Ended September 30,
	2019				2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
	(Dollars in thousands)
Commercial and industrial loans	3	$141	$141	$90	7	$442	$442	$113
Real estate:
1-4 single family residential loans	—	—	—	—	1	34	34	—
Construction, land and development	—	—	—	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—
Municipal and other loans	—	—	—	—	—	—	—	—

There have been no defaults of troubled debt restructurings that took place within the three or nine months ended September 30, 2019 and 2018.

NOTE 7. GOODWILL AND INTANGIBLES

Goodwill and other intangible assets, which consist of core deposit intangibles, are summarized as follows:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
	(Dollars in thousands)
Beginning goodwill	$18,253	$4,485
Arising from business combination	24,833	13,768
Ending goodwill	$43,086	$18,253

Core deposit intangible	8,558	13,166
Arising from business combination	10,304	—
Less: Accumulated amortization	(7,234)	(4,608)
Core deposit intangible, net	$11,628	$8,558

Amortization expense for core deposit intangibles for the three months ended September 30, 2019 and 2018 totaled $1.0 million and $176 thousand, respectively. Amortization expense for core deposit intangibles for the nine months ended September 30, 2019 and 2018 totaled $2.6 million and $527 thousand, respectively.

The estimated amount of amortization expense for core deposit intangibles to be recognized over the next five fiscal years is as follows:

Type of intangibles	Remainder of 2019	2020	2021	2022	2023	2024
	(Dollars in thousands)
Core deposit intangible	$975	$3,518	$2,865	$2,072	$1,384	$653

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

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of SBA loans serviced for others were $215.2 million and $225.0 million at September 30, 2019 and December 31, 2018, respectively. SBA loan servicing fees were $234 thousand and $529 thousand for the three months ended September 30, 2019 and 2018, respectively. SBA loan servicing fees were $538 thousand and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively.

The risks inherent in the SBA servicing asset relate primarily to changes in prepayments that result from shifts in interest rates.  The following summarizes the activity pertaining to SBA servicing rights, which are in the consolidated balance sheets, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Beginning balance	$3,570	$3,521	$3,965	$3,411
Origination of servicing assets	264	376	784	955
Change in fair value:
Due to run-off	(241)	(254)	(645)	(707)
Due to market changes	(45)	(82)	(556)	(98)
Ending balance	$3,548	$3,561	$3,548	$3,561

NOTE 9. DEPOSITS

The following table sets forth the Company’s deposits by category for the periods presented:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Noninterest-bearing demand deposits	$366,209	$256,784
Interest-bearing demand deposits	303,037	124,933
Interest-bearing NOW accounts	8,626	7,961
Savings and money market accounts	281,401	245,928
Time deposits	625,940	547,042
Total deposits	$1,585,213	$1,182,648
Time deposits $100,000 and greater	$496,874	$422,447
Time deposits $250,000 and greater	176,922	129,424
Related party deposits (executive officers and directors)	16,195	7,847

The aggregate amount of overdraft demand deposits reclassified to loans was $69 thousand and $93 thousand at September 30, 2019 and December 31, 2018, respectively. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totaled $505.1 million, $85.8 million, $18.8 million, $10.9 million and $5.3 million, respectively. The

Company held brokered certificates of deposit of $1.0 million at September 30, 2019.  The Company held no brokered certificates of deposit as of December 31, 2018.

NOTE 10. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Spirit of Texas Bancshares, Inc. 2008 Stock Plan (the “2008 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2008 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2019	1,116,672	$13.04
Granted	—
Exercised	(165,850)	$11.33	$1,695
Forfeited	(7,600)	$14.66
Expired	—
Outstanding at September 30, 2019	943,222	$13.33	$7,753	4.57
Vested and exercisable at September 30, 2019	832,597	$13.19	$6,961	4.34

The total unrecognized compensation cost of $317 thousand related to the 2008 Stock Plan for the share awards outstanding at September 30, 2019 will be recognized over a weighted average remaining period of 1.49 years.

Spirit of Texas Bancshares, Inc. 2017 Stock Plan (the “2017 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2017 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2019	205,725	$17.45
Granted	850	$23.18
Exercised	(5,000)	$15.00	$33
Forfeited	(1,502)	$18.22
Expired	—
Outstanding at September 30, 2019	200,073	$17.53	$804	7.95
Vested and exercisable at September 30, 2019	91,589	$16.04	$505	7.63

The fair values of the stock options granted for the nine months ended September 30, 2019 were determined utilizing the Black-Scholes pricing model methodology. A summary of assumptions used to calculate the fair values of the 2017 Stock Plan awards is presented below:

2017 Stock Plan
Nine Months Ended
September 30, 2019
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

The total unrecognized compensation cost of $551 thousand related to the 2017 Stock Plan for the share awards outstanding at September 30, 2019 will be recognized over a weighted average remaining period of 3.13 years.

2017 Stock Plan – Restricted Stock Unit Awards

On four different dates during the period ended September 30, 2019, the Company granted a total of 54,780 restricted stock units to employees and directors that vest in full (i.e. cliff vesting) on the five year anniversary of the grant date. The fair value of the restricted stock units on the grant date was $1.2 million and will be recognized as compensation expense over the requisite vesting period ending on the respective five year anniversary of the restricted stock unit award’s grant date.

The following table presents the activity during the period related to restricted stock units from the 2017 Stock Plan:

	2017 Stock Plan
	Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	54,780	$22.18
Vested	—
Forfeited	—
Outstanding at September 30, 2019	54,780	$22.18

A summary of selected data related to stock-based compensation expense for the nine months ended September 30, 2019 and 2018 are as follows:

	Restricted Stock Unit Awards
	September 30,
	2019	2018
	(Dollars in thousands)
Stock-based compensation expense	$77	$—
Unrecognized compensation expense related to stock-based compensation	$1,138	$—
Weighted-average life over which expense is expected to be recognized (years)	4.44	—

Warrants

Activity for the Bank4Texas Warrants for the period indicated is summarized as follows:

	Bank4Texas Warrants
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2019	10,710	$10.50
Granted	—
Exercised	(838)	$10.50	$9
Forfeited (1)	—
Expired	—
Outstanding at September 30, 2019	9,872	$10.50	$109	0.90
Vested and exercisable at September 30, 2019	9,872	$10.50	$109	0.90

There was no activity during the three or nine months ended September 30, 2019 on the Oasis Warrants.

NOTE 11. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted EPS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net income available to common stockholders	$5,330	$2,771	$14,967	$7,465
Weighted average number of common shares - basic	15,370,480	9,792,032	13,774,776	8,673,106
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	400,769	568,269	424,150	421,585
Weighted average number of common shares - diluted	15,771,249	10,360,301	14,198,926	9,094,691
Basic earnings per common share	$0.35	$0.28	$1.09	$0.86
Diluted earnings per common share	$0.34	$0.27	$1.05	$0.82
Anti-dilutive warrants and stock options	119,078	7,246	148,578	78,490

NOTE 12. INCOME TAXES

The effective tax rates for the three months ended September 30, 2019 and 2018 were 20.5% and 20.6%, respectively.

The effective tax rates for the nine months ended September 30, 2019 and 2018 were 20.0% and 20.3%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2019 was primarily due to a return to provision adjustment recorded during the first quarter of 2019.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of September 30, 2019 and December 31, 2018, the Company’s reserve for unfunded commitments totaled $55 thousand and $48 thousand, respectively.

Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.

Financial Instruments Commitments

Unfunded commitments are as follows for the periods presented:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Unfunded loan commitments	$237,768	$176,156
Commercial and standby letters of credit	581	547
Total	$238,349	$176,703

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

The following tables present the assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Treasury securities	$32,563	$—	$—	$32,563
U.S. Government agencies	—	4,141	—	4,141
State and municipal obligations	—	25,628	—	25,628
Residential mortgage-backed securities	—	98,645	—	98,645
Corporate bonds and other debt securities	—	5,692	—	5,692
SBA servicing rights	—	—	3,548	3,548
Total	$32,563	$134,106	$3,548	$170,217

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies	$—	$1,934	$—	$1,934
State and municipal obligations	—	18,048	—	18,048
Residential mortgage-backed securities	—	153,974	—	153,974
Corporate bonds and other debt securities	—	5,505	—	5,505
SBA servicing rights	—	—	3,965	3,965
Total	$—	$179,461	$3,965	$183,426

There were no transfers of financial assets between levels of the fair value hierarchy during the three or nine months ended September 30, 2019.

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

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	Estimated Fair Value
	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Assets (classified in Level 3):
Impaired loans	$2,346	$2,696
Other real estate and repossessed assets	1,042	782

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

The following tables show significant unobservable inputs used in the recurring and non-recurring fair value measurements of Level 3 assets:

Level 3 Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range/Weighted Average
September 30, 2019
Non-recurring:
Impaired loans	$2,346	Third party appraisals	Collateral discounts	0.0% - 100.0% (28.3%)
Other real estate owned	1,042	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	3,548	Discounted cash flows	Conditional prepayment rate	13.1%
			Discount rate	11.0%
December 31, 2018
Non-recurring:
Impaired loans	$2,696	Third party appraisals	Collateral discounts	0.0% - 100.0% (19.2%)
Other real estate owned	782	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	3,965	Discounted cash flows	Conditional prepayment rate	11.8%
			Discount rate	11.5%

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows for the periods presented:

September 30, 2019	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$151,543	$151,543	$151,543	$—	$—
Time deposits in other banks	1,225	1,225	1,225
Available for sale securities	166,669	166,669	32,563	134,106	—
FHLB and other bank stock	6,233	6,233	—	6,233	—
Loans, net	1,481,037	1,479,485	—	—	1,479,485
Loans held for sale	2,784	2,998	—	2,998	—
Accrued interest receivable	6,319	6,319	—	6,319	—
Bank-owned life insurance	15,521	15,521	—	15,521	—
SBA servicing rights	3,548	3,548	—	—	3,548

Financial Liabilities:
Deposits	$1,585,213	$1,545,765	$—	$1,545,765	$—
Accrued interest payable	1,002	1,002	—	1,002	—
Long-term borrowings	74,165	60,003	—	60,003	—

December 31, 2018	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$89,015	$89,015	$89,015	$—	$—
Available for sale securities	179,461	179,461	—	179,461	—
FHLB and other bank stock	5,304	5,304	—	5,304	—
Loans, net	1,096,522	1,085,120	—	—	1,085,120
Loans held for sale	3,945	4,200	—	4,200	—
Accrued interest receivable	4,934	4,934	—	4,934	—
Bank-owned life insurance	7,401	7,401	—	7,401	—
SBA servicing rights	3,965	3,965	—	—	3,965

Financial Liabilities:
Deposits	$1,182,648	$1,181,606	$—	$1,181,606	$—
Accrued interest payable	702	702	—	702	—
Short-term borrowings	12,500	12,500	—	12,500	—
Long-term borrowings	77,784	76,603	—	76,603	—

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at September 30, 2019 and December 31, 2018, include cash and cash equivalents, time deposits in other banks and accrued interest receivable and payable.

NOTE 15. SUBSEQUENT EVENTS

On November 5, 2019, the Company completed its acquisition of Chandler and its subsidiary, Citizens State Bank. This transaction resulted in seven additional branches in the North East Texas market. The Company issued 2,100,000 shares of its common stock as well as a net cash payment to the sole shareholder of Chandler of $17.9 million, for total consideration of $62.5 million based upon the closing price of the Company’s common stock on the date the acquisition was completed, for all outstanding stock of Chandler and resulted in 100% ownership interest.

The Company is still evaluating the fair values of the assets acquired and liabilities assumed in the Chandler acquisition.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the three and nine months ended September 30, 2019 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our Annual Report on Form 10-K for the year ended December 31, 2018. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “Company,” “we,” “our,” and “us” refer to Spirit of Texas Bancshares, Inc., a Texas corporation, and our wholly-owned banking subsidiary, Spirit of Texas Bank SSB, a Texas state savings bank. References in this Form 10-Q to “Bank” refer to Spirit of Texas Bank, SSB. References in this Form 10-Q to “Houston metropolitan area,” “Dallas/Fort Worth metropolitan area” and “Bryan/College Station metropolitan area” refer to the Houston-The Woodlands-Sugar Land Metropolitan Statistical Area, the Dallas-Fort Worth- Arlington Metropolitan Statistical Area and the College Station-Bryan Metropolitan Statistical Area, respectively. Unless otherwise indicated, the reported results are for the three and nine months ended September 30, 2019 with the “same period,” the “comparable period,” and “prior period” being the respective three and nine months ended September 30, 2018.

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

Overview

We are a Texas corporation and a registered bank holding company located in the Houston metropolitan area with headquarters in Conroe, Texas. We offer a broad range of commercial and retail banking services through our wholly-owned bank subsidiary, Spirit of Texas Bank SSB. We operate through 27 full-service branches and two loan productions offices located primarily in the Houston, Dallas/Fort Worth, San Antonio-New Braunfels, and Corpus Christi metropolitan areas. As of September 30, 2019, we had total assets of $1.96 billion, loans held for investment of $1.49 billion, total deposits of $1.59 billion and total stockholders’ equity of $296.7 million.

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

Performance Highlights

Operating and financial highlights for the three months ended September 30, 2019 include the following:

•

Net income for the third quarter of 2019 increased to $5.3 million. Adjusted net income for the third quarter of 2019 was $6.2 million, which excluded $901 thousand of after-tax, merger-related expenses.

•

Diluted earnings per share were $0.34 for the third quarter of 2019. Adjusted diluted earnings per share were $0.40 for the third quarter of 2019, which excluded $901 thousand of after-tax, merger-related expenses.

•	Net Interest Margin and Tax Equivalent Net Interest Margin were 4.59% and 4.63%, respectively.
•	Organic loan growth of $69.4 million, or 19.41% annualized.

•	Return on average assets was 1.10%, annualized including merger related expenses and the gain on sale of investment securities.
•	Book value per share was $18.41 and tangible book value per share was $15.01.

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

Analysis of Results of Operations

Net income for the three months ended September 30, 2019 totaled $5.3 million, which generated diluted earnings per common share of $0.34 for the three months ended September 30, 2019. Adjusted net income for the three months ended September 30, 2019 totaled $6.2 million which excluded $901 thousand of after-tax merger related expenses, which generated adjusted diluted earnings per common share of $0.40. Net income for the three months ended September 30, 2018 totaled $2.8 million, which generated diluted earnings per common share of $0.27 for the three months ended September 30, 2018. The increase in net income was driven by an increase in interest income of $10.7 million that was primarily attributable to increasing loan yields and organic and acquired growth in the average balance of loans, partially offset by an increase in noninterest expense of $5.3 million, which was mainly the result of an increase of salaries and employee benefits of $2.9 million and an increase in the amortization of core deposit intangibles of $839 thousand. Our results of operations for the three months ended September 30, 2019 produced an annualized return on average assets of 1.10% compared to an annualized return on average assets of 1.01% for the three months ended September 30, 2018. We had an annualized return on average stockholders’ equity of 7.80% for the three months ended September 30, 2019, compared to an annualized return on average stockholders’ equity of 7.34% for the three months ended September 30, 2018.

Net income for the nine months ended September 30, 2019 totaled $15.0 million, which generated diluted earnings per common share of $1.05 for the nine months ended September 30, 2019. Adjusted net income for the nine months ended September 30, 2019 totaled $16.1 million which excluded $3.3 million of after-tax merger related expenses and $2.1 million of gain on sale of investment securities, which generated adjusted diluted earnings per common share of $1.14. Net income for the nine months ended September 30, 2018 totaled $7.5 million, which generated diluted earnings per common share of $0.82 for the nine months ended September 30, 2018. The increase in net income was driven by an increase in interest income of $27.8 million that was primarily attributable to increasing loan yields and organic and acquired growth in the average balance of loans, partially offset by an increase in noninterest expense of $14.6 million, which was mainly the result of an increase of salaries and employee benefits of $5.9 million, an increase in the amortization of core deposit intangibles of $2.1 million and conversion expenses of $1.9 million. Our results of operations for the nine months ended September 30, 2019 produced an annualized return on average assets of 1.15% compared to an annualized return on average assets of 0.99% for the nine months ended September 30, 2018. We had an annualized return on average stockholders’ equity of 8.70% for the nine months ended September 30, 2019, compared to an annualized return on average stockholders’ equity of 10.25% for the nine months ended September 30, 2018.

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

	Three Months Ended September 30,
	2019			2018
	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$135,460	$750	2.20%	$24,007	$140	2.32%
Loans, including loans held for sale (2)	1,458,603	23,064	6.27%	944,429	13,901	5.84%
Investment securities and other	175,369	1,187	2.69%	39,056	235	2.38%
Total interest-earning assets	1,769,432	25,001	5.61%	1,007,492	14,276	5.62%
Noninterest-earning assets	150,139			77,988
Total assets	$1,919,571			$1,085,480
Interest-bearing liabilities:
Interest-bearing demand deposits	$285,306	$349	0.49%	$—	$—	0.00%
Interest-bearing NOW accounts	7,846	3	0.15%	7,932	3	0.15%
Savings and money market accounts	273,662	579	0.84%	212,511	338	0.63%
Time deposits	630,969	3,166	1.99%	442,149	1,856	1.67%
FHLB advances and other borrowings	65,358	425	2.58%	77,471	389	1.99%
Total interest-bearing liabilities	1,263,141	4,522	1.42%	740,063	2,586	1.39%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	380,997			192,408
Other liabilities	4,232			3,182
Stockholders' equity	271,201			149,827
Total liabilities and stockholders' equity	$1,919,571			$1,085,480
Net interest rate spread			4.19%			4.23%
Net interest income and margin		$20,479	4.59%		$11,690	4.60%
Net interest income and margin (tax equivalent)(3)		$20,632	4.63%		$11,803	4.65%

(1)	Average balances presented are derived from daily average balances.
(2)	Includes loans on nonaccrual status.
(3)

In order to make pretax income and resultant yields on tax-exempt loans comparable to those on taxable loans, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the three months ended September 30, 2019 and 2018, which is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

	Nine Months Ended September 30,
	2019			2018
	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$116,307	$2,038	2.34%	$31,102	$448	1.92%
Loans, including loans held for sale (2)	1,327,595	62,386	6.28%	910,237	39,270	5.77%
Investment securities and other	166,877	3,761	3.01%	40,140	699	2.33%
Total interest-earning assets	1,610,779	68,185	5.66%	981,479	40,417	5.51%
Noninterest-earning assets	134,635			76,332
Total assets	$1,745,414			$1,057,811
Interest-bearing liabilities:
Interest-bearing demand deposits	$236,213	$910	0.52%	$-	$-	0.00%
Interest-bearing NOW accounts	7,606	9	0.15%	7,928	9	0.15%
Savings and money market accounts	258,722	1,609	0.83%	223,159	1,016	0.61%
Time deposits	609,035	8,578	1.88%	430,369	4,844	1.50%
FHLB advances and other borrowings	69,454	1,414	2.72%	85,472	1,395	2.18%
Total interest-bearing liabilities	1,181,030	12,520	1.42%	746,928	7,264	1.30%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	330,253			183,658
Other liabilities	4,231			3,645
Stockholders' equity	229,899			123,580
Total liabilities and stockholders' equity	$1,745,413			$1,057,811
Net interest rate spread			4.24%			4.21%
Net interest income and margin		$55,665	4.62%		$33,153	4.52%
Net interest income and margin (tax equivalent)(3)		$56,108	4.66%		$33,497	4.56%

(1)	Average balances presented are derived from daily average balances.
(2)	Includes loans on nonaccrual status.
(3)

In order to make pretax income and resultant yields on tax-exempt loans comparable to those on taxable loans, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the nine months ended September 30, 2019 and 2018, which is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates follows:

	Three Months Ended September 30, 2019 compared to 2018
	Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$661	$(51)	$610
Loans, including loans held for sale (2)	8,071	1,091	9,162
Investment securities and other	912	41	953
Total change in interest income	$9,644	$1,081	$10,725
Interest-bearing liabilities:
Interest-bearing demand deposits	$349	$—	$349
Interest-bearing NOW accounts	—	—	—
Savings and money market accounts	112	129	241
Time deposits	904	406	1,310
FHLB advances and other borrowings	(303)	339	36
Total change in interest expenses	1,062	874	1,936
Total change in net interest income	$8,582	$207	$8,789

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.
(2)	Includes loans on nonaccrual status.

	Nine Months Ended September 30, 2019 compared to 2018
	Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$1,472	$118	$1,590
Loans, including loans held for sale (2)	19,380	3,736	23,116
Investment securities and other	2,803	259	3,062
Total change in interest income	$23,655	$4,113	$27,768
Interest-bearing liabilities:
Interest-bearing demand deposits	$910	$-	$910
Interest-bearing NOW accounts	—	—	—
Savings and money market accounts	182	411	593
Time deposits	2,319	1,415	3,734
FHLB advances and other borrowings	(389)	408	19
Total change in interest expenses	3,022	2,234	5,256
Total change in net interest income	$20,633	$1,879	$22,512

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.
(2)	Includes loans on nonaccrual status.

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Net interest income was $20.5 million for the three months ended September 30, 2019 compared to $11.7 million for the three months ended September 30, 2018, representing an increase of $8.8 million, or 75.2%. The increase in net interest income was primarily due to an increase in interest income of $10.7 million partially offset by an increase in interest expense of $1.9 million. Interest income on loans increased by $9.2 million for the three months ended September 30, 2019. The growth in average loans of $514.2 million, including loans held for sale, for the three months ended September 30, 2019 was the primary driver of the increase in interest income on loans, as well as an increase in the average rate on loans of 43 basis points over the same period.

Interest expense was $4.5 million for the three months ended September 30, 2019 compared to $2.6 million for the three months ended September 30, 2018, representing an increase of $1.9 million. This increase was mainly due to an increase in interest expense on deposits. Interest expense on deposits totaled $4.1 million for the three months ended September 30, 2019 compared to $2.2 million for the three months ended September 30, 2018, representing an increase of $1.9 million, resulting primarily from an increase in the average rate paid on time deposits of 32 basis points for the three months ended September 30, 2019 over the three months ended September 30, 2018. The average cost of deposits for the three months ended September 30, 2019 was 1.03%. This represents an increase of one basis point compared to the average cost of deposits of 1.02% for the three months ended September 30, 2018. For the three months ended September 30, 2019, the average rate paid on time deposits was 1.99% compared to 1.67% for the three months ended September 30, 2018.

The net interest margin was 4.59% for the three months ended September 30, 2019 compared to 4.60% for the three months ended September 30, 2018, representing a decrease of one basis point. The tax equivalent net interest margin was 4.63% for the three months ended September 30, 2019 compared to 4.65% for the three months ended September 30, 2018, representing a decrease of two basis points. The average yield on interest-earning assets decreased by one basis point for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 while the average rate paid on interest-bearing liabilities increased by three basis points, resulting in a 4 basis point decrease in the interest rate spread. The decrease in both net interest margin and interest rate spread primarily resulted from the decrease in interest rates by the Federal Open Market Committee during the third quarter of 2019.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Net interest income was $55.7 million for the nine months ended September 30, 2019 compared to $33.2 million for the nine months ended September 30, 2018, representing an increase of $22.5 million, or 67.9%. The increase in net interest income was primarily due to an increase in interest income of $27.8 million partially offset by an increase in interest expense of $5.3 million. Interest income on loans increased by $23.1 million for the nine months ended September 30, 2019. The growth in average loans of $417.4 million, including loans held for sale, for the nine months ended September 30, 2019 was the primary driver of the increase in interest income on loans, as well as an increase in the average rate on loans of 51 basis points over the same period.

Interest expense was $12.5 million for the nine months ended September 30, 2019 compared to $7.3 million for the nine months ended September 30, 2018, representing an increase of $5.3 million. This increase was mainly due to an increase in interest expense on deposits. Interest expense on deposits totaled $11.1 million for the nine months ended September 30, 2019 compared to $5.9 million for the nine months ended September 30, 2018, representing an increase of $5.2 million, resulting primarily from an increase in the average rate paid on time deposits of 38 basis points for the nine months ended September 30, 2019 over the nine months ended September 30, 2018. The average cost of deposits for the nine months ended September 30, 2019 was 1.03%. This represents an increase of 10 basis points compared to the average cost of deposits of 0.93% for the nine months ended September 30, 2018. The increase in cost of deposits was primarily attributable to the increased volume of time deposits of $178.7 million as well as the increased rate of time deposits of 38 basis points. For the nine months ended September 30, 2019, the average rate paid on time deposits was 1.88% compared to 1.50% for the nine months ended September 30, 2018.

The net interest margin was 4.62% for the nine months ended September 30, 2019 compared to 4.52% for the nine months ended September 30, 2018, representing an increase of 10 basis points. The tax equivalent net interest margin was 4.66% for the nine months ended September 30, 2019 compared to 4.56% for the nine months ended September 30, 2018, representing an increase of 10 basis points. The average yield on interest-earning assets increased by 15 basis points for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 while the average rate paid on interest-bearing liabilities increased by 12 basis points, resulting in a three basis point increase in the interest rate spread. The increase in both net interest margin and interest rate spread primarily resulted from the increase in the average loan balance of $417.4 million as well as the increase in loan yields of 51 basis points for the nine months ended September 30, 2019.

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

Three months ended September 30, 2019 compared to three months ended September 30, 2018

The provision for loan losses was $900 thousand for the three months ended September 30, 2019 and $486 thousand for the three months ended September 30, 2018. The ratio of net charged-off loans to average loans (annualized) was 0.17% for the three months ended September 30, 2019 and 0.15% for the three months ended September 30, 2018. Charge-offs taken in the third quarter of 2019 were primarily on impaired loans which had been provided for in a previous period.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

The provision for loan losses was $2.1 million for the nine months ended September 30, 2019 and $1.5 million for the nine months ended September 30, 2018. The ratio of net charged-off loans to average loans (annualized) was 0.18% for the nine months ended September 30, 2019 and 0.14% for the nine months ended September 30, 2018. Charge-offs taken during the nine months ended September 30, 2019 were primarily on impaired loans which had been provided for in a previous period.

Our management maintains a proactive approach in managing nonperforming loans, which were $9.1 million, or 0.61% of loans held for investment, at September 30, 2019, and $5.3 million, or 0.48% of loans held for investment, at December 31, 2018. The allowance for loan and lease losses totaled $6.6 million, or 0.44% of loans held for investment, at September 30, 2019 compared to $6.3 million, or 0.57% of loans held for investment, at December 31, 2018. The ratio of allowance for loan and lease losses to nonperforming loans was 71.81% at September 30, 2019, compared to 118.18% at December 31, 2018.

Noninterest Income

Our noninterest income includes the following: (1) service charges and fees; (2) SBA loan servicing fees; (3) mortgage referral fees; (4) gain on the sales of loans, net; (5) gain (loss) on sales of investment securities; and (6) other.

The following table presents a summary of noninterest income by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change from the Prior Period	2019	2018	Change from the Prior Period
Noninterest income:
Service charges and fees	866	462	87.4%	2,564	1,238	107.1%
SBA loan servicing fees	234	529	-55.8%	538	1,701	-68.4%
Mortgage referral fees	173	160	8.1%	481	524	-8.2%
Gain on sales of loans, net	1,151	1,369	-15.9%	3,339	3,884	-14.0%
Gain on sales of investment securities	—	—	0.0%	2,134	—	100.0%
Other noninterest income	257	47	446.8%	457	111	311.7%
Total noninterest income	$2,681	$2,567	4.4%	$9,513	$7,458	27.6%

Three months ended September 30, 2019 compared to three months ended September 30, 2018

For the three months ended September 30, 2019, noninterest income totaled $2.7 million, a $114 thousand, or 4.4%, increase from $2.6 million for the prior period. This increase was primarily due to an increase in service charges and fees of $404 thousand, partially offset by a decrease in SBA loan servicing fees of $295 thousand.

Service charges and fees were $866 thousand for the three months ended September 30, 2019, compared to $462 thousand for the three months ended September 30, 2018.  The increase in service charges and fees were the result of an increase in ATM fee income.

SBA loan servicing fees were $234 thousand for the three months ended September 30, 2019, compared to $529 thousand for the three months ended September 30, 2018.  The decrease in SBA loan servicing fees were primarily driven by SBA loans that paid off during the quarter.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

For the nine months ended September 30, 2019, noninterest income totaled $9.5 million, a $2.1 million, or 27.6%, increase from $7.5 million for the prior period. This increase was primarily due to an increase in the gain on sales of investment securities of $2.1 million and an increase of service charges and fees of $1.3 million, partially offset by a decrease in SBA loan servicing fees of $1.2 million.

Gain on sales of investment securities were $2.1 million for the nine months ended September 30, 2019.  There was no gain on sales of investment securities for the nine months ended September 30, 2018.  During January and June 2019, the Company sold $45.2 and $34.7 million, respectively, of investment securities in order to fund future loan growth, shorten portfolio duration, and harvest gains accumulated in the portfolio as a result of interest rate changes.

Service charges and fees were $2.6 million for the nine months ended September 30, 2019, compared to $1.2 million for the nine months ended September 30, 2018.  The increase in service charges and fees were the result of an increase in ATM fee income.

SBA loan servicing fees were $538 thousand for the nine months ended September 30, 2019, compared to $1.7 million for the nine months ended September 30, 2018.  The decrease in SBA loan servicing fees were primarily driven by SBA loans that paid off during the year.

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

The following table presents a summary of noninterest expenses by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change from the Prior Period	2019	2018	Change from the Prior Period
Noninterest expense:
Salaries and employee benefits	9,502	6,623	43.5%	25,391	19,524	30.1%
Occupancy and equipment expenses	1,710	1,279	33.7%	4,662	3,736	24.8%
Professional services	791	624	26.8%	2,854	1,249	128.5%
Data processing and network	884	302	192.7%	2,100	936	124.4%
Regulatory assessments and insurance	(256)	266	-196.2%	157	787	-80.1%
Amortization of intangibles	1,015	176	476.7%	2,624	527	397.9%
Advertising	134	83	61.4%	398	300	32.7%
Marketing	136	115	18.3%	407	354	15.0%
Telephone expense	289	120	140.8%	767	332	131.0%
Conversion expense	314	—	100.0%	1,918	—	100.0%
Other operating expenses	1,037	693	49.6%	3,107	2,043	52.1%
Total noninterest expense	$15,556	$10,281	51.3%	$44,385	$29,788	49.0%

Three months ended September 30, 2019 compared to three months ended September 30, 2018

For the three months ended September 30, 2019, noninterest expenses totaled $15.6 million, a $5.3 million, or 51.3%, increase from $10.3 million for the prior period. This increase was primarily due to an increase in salaries and employee benefits of $2.9 million, an increase in the amortization of core deposit intangibles of $839 thousand and an increase in data processing and network expense of $582 thousand, partially offset by decrease in regulatory assessments and insurance expense of $522 thousand.

Salaries and employee benefits totaled $9.5 million for the three months ended September 30, 2019 compared to $6.6 million for the three months ended September 30, 2018. The $2.9 million increase in salaries and employee benefits is primarily due to the additional staff brought on through the Comanche and Beeville acquisitions.

Amortization of core deposit intangibles increased $839 thousand for the three months ended September 30, 2019 compared to September 30, 2018. This is driven by the increase in the core deposit intangible booked for the Comanche and Beeville acquisitions.

Regulatory assessments and insurance totaled $(256) thousand for the three months ended September 30, 2019 compared to $266 thousand for the three months ended September 30, 2018. This decrease is the result of a credit received from the FDIC.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

For the nine months ended September 30, 2019, noninterest expenses totaled $44.4 million, a $14.6 million, or 49.0%, increase from $29.8 million for the prior period. This increase was primarily due to an increase in salaries and employee benefits of $5.9 million, conversion expense of $1.9 million, an increase in professional services of $1.6 million and an increase in the amortization of core deposit intangibles of $2.1 million.

Salaries and employee benefits totaled $25.4 million for the nine months ended September 30, 2019 compared to $19.5 million for the nine months ended September 30, 2018. The $5.9 million increase in salaries and employee benefits is primarily due to the additional staff brought on through the Comanche and Beeville acquisitions.

Conversion expense totaled $1.9 million for the nine months ended September 30, 2019.  Conversion expenses related to the data conversion expense and early termination fees of the Comanche and Beeville acquisitions.

Professional services totaled $2.9 million for the nine months ended September 30, 2019 compared to $1.2 million for the nine months ended September 30, 2018. This increase is primarily the result of the merger related expenses for the Comanche and Beeville acquisitions.

Amortization of core deposit intangibles increased $2.1 million for the nine months ended September 30, 2019 compared to September 30, 2018. This is driven by the increase in the core deposit intangible booked for the Comanche and Beeville acquisitions.

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

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Income tax expense was $1.4 million for the three months ended September 30, 2019, an increase of $655 thousand compared to income tax expense of $719 thousand for the three months ended September 30, 2018. Our effective tax rates for the three months ended September 30, 2019 and 2018 were 20.5% and 20.6%, respectively.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Income tax expense was $3.7 million for the nine months ended September 30, 2019, an increase of $1.8 million compared to income tax expense of $1.9 million for the nine months ended September 30, 2018. Our effective tax rates for the nine months ended September 30, 2019 and 2018 were 20.0% and 20.3%, respectively, primarily due to a return to provision adjustment recorded during the first quarter of 2019.

Financial Condition

Our total assets increased $483.2 million, or 32.7%, from $1.48 billion as of December 31, 2018 to $1.96 billion as of September 30, 2019, primarily as a result of the completion of the Beeville acquisition.

Investment Securities

We use our investment securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, and meet collateral requirements and meet regulatory capital requirements. The average balance of the securities portfolio including FHLB and The Independent Bankers Bank, or TIB, bank stock for the three months ended September 30, 2019 and 2018 was $175.4 million and $39.1 million, respectively, with a pre-tax yield of 2.69% and 2.38%, respectively. The average balance of the securities portfolio including FHLB and The Independent Bankers Bank, or TIB, bank stock for the nine months ended September 30, 2019 and 2018 was $166.9 million and $40.1 million, respectively, with a pre-tax yield of 3.01% and 2.33%, respectively. We held 227 securities classified as available for sale with an amortized cost of $162.8 million as of September 30, 2019.

Management evaluates securities for other-than-temporary impairment, or OTTI, at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. No securities were determined to be OTTI as of September 30, 2019 or December 31, 2018.

The following table shows contractual maturities and the weighted average yields on our investment securities as of the dates presented. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are not presented on a taxable equivalent basis:

	Maturity as of September 30, 2019
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
U.S. treasury securities	$17,996	2.03%	$14,545	1.91%	$-	0.00%	$-	0.00%
U.S. Government agencies	479	2.92%	3,595	2.31%	-	0.00%	-	0.00%
State and municipal obligations	902	2.59%	11,379	2.38%	6,863	2.44%	5,651	4.46%
Residential mortgage- backed securities	—	0.00%	84,913	3.20%	10,824	2.91%	-	0.00%
Corporate bonds and other debt securities	—	0.00%	5,633	2.56%	-	0.00%	—	0.00%
Total available for sale	$19,377	2.08%	$120,065	2.91%	$17,687	2.73%	$5,651	4.46%

As a member institution of the FHLB and TIB, the Bank is required to own capital stock in the FHLB and TIB. As of September 30, 2019 and December 31, 2018, the Bank held approximately $6.2 million in FHLB and TIB bank stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or TIB. Such repurchases have historically been at par value. We monitor our investment in FHLB and TIB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of September 30, 2019 and December 31, 2018, management did not identify any indicators of impairment of FHLB and TIB stock.

Except for securities issued by U.S. government agencies, we did not have any concentrations where the total outstanding balances issued by a single issuer exceed 10% of our stockholders’ equity as of September 30, 2019 and December 31, 2018.

Our securities portfolio had a weighted average life of 3.54 years and an effective duration of 3.28 years as of September 30, 2019 and a weighted average life of 7.65 years and an effective duration of 5.14 years as of December 31, 2018.

Loans Held for Sale

Loans held for sale consist of the guaranteed portion of SBA loans that we intend to sell after origination. Our loans held for sale were $2.8 million as of September 30, 2019 and $3.9 million as of December 31, 2018.

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

Our total loans held for investment of $1.49 billion as of September 30, 2019 represented an increase of $384.8 million, or 34.9%, compared to $1.10 billion as of December 31, 2018. Our loans as a percentage of assets were 75.9% and 74.7% as of September 30, 2019 and December 31, 2018, respectively.

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table summarizes the allocation of loans by type as of the dates presented.

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial and industrial loans (1)	$248,745	16.7%	$173,892	15.8%
Real estate:
1-4 single family residential loans	321,044	21.6%	279,665	25.3%
Construction, land and development loans	233,830	15.7%	159,734	14.5%
Commercial real estate loans (including multifamily)	597,415	40.2%	403,800	36.6%
Consumer loans and leases	17,663	1.2%	24,378	2.2%
Municipal and other loans	68,905	4.6%	61,339	5.6%
Total loans held in portfolio (2)	$1,487,602	100.0%	$1,102,808	100.0%

(1)	Balance includes $78.7 million and $76.9 million of the unguaranteed portion of SBA loans as of September 30, 2019 and December 31, 2018, respectively.
(2)	Balance includes $18.6 million and $9.9 million of secured borrowings as of September 30, 2019 and December 31, 2018, respectively. See footnote 5 for more details.

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

Commercial and industrial loans, including SBA loans, totaled $248.7 million as of September 30, 2019 and represented an increase of $74.9 million, or 43.0%, from $173.9 million as of December 31, 2018. The increase in commercial and industrial loans during the nine months ended September 30, 2019 was due to a combination of acquired loans associated with the Beeville acquisition as well as organic growth. We believe we are well-positioned for continued loan growth in our commercial and industrial loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

SBA loans held in our loan portfolio totaled $78.7 million and $76.9 million at September 30, 2019 and December 31, 2018, respectively. We intend to continue to expand our SBA lending program in the future.

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

1-4 single family residential real estate loans (including loans to foreign nationals) totaled $321.0 million as of September 30, 2019 and represented an increase of $41.4 million, or 14.8%, from $279.7 million as of December 31, 2018. We believe we are well-positioned for continued loan growth in our 1-4 single family residential real estate loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

Construction loans totaled $233.8 million as of September 30, 2019 and represented an increase of $74.1 million, or 46.4%, from $159.7 million as of December 31, 2018. We believe we are well-positioned for continued loan growth in our construction, land and development loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

Commercial real estate loans consist of owner and nonowner-occupied commercial real estate loans, multifamily loans and farmland. Total commercial real estate loans of $597.4 million as of September 30, 2019 represented an increase of $193.6 million, or 47.9%, from $403.8 million as of December 31, 2018. We believe we are well-positioned for continued loan growth in our commercial real estate loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas, which are expected to continue to benefit from favorable economic conditions.

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

Consumer loans and leases totaled $17.7 million as of September 30, 2019 and represented a decrease of $6.7 million, or 27.5%, from $24.4 million as of December 31, 2018. We have not actively grown our consumer portfolio because we believe current pricing on these loans does not adequately cover the inherent risk.

Municipal and other loans

Municipal and other loans consist primarily of loans made to municipalities and emergency service, hospital and school districts as well as agricultural loans.

We make loans to municipalities and emergency service, hospital and school districts primarily throughout Texas. The majority of these loans have tax or revenue pledges and in some cases are additionally supported by collateral. Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service. Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities. Total loans to municipalities and emergency service, hospital and school districts and others were $68.9 million as of September 30, 2019 and represented an increase of $7.6 million, or 12.3%, from $61.3 million as of December 31, 2018. The growth in municipal and other loans was primarily driven by an increase in agricultural loans in the North Texas region.

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due, other real estate owned and repossessed assets and restructured loans as of the dates indicated:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial and industrial loans	$6,183	$3,570
Real estate:
1-4 single family residential loans	1,340	1,090
Construction, land and development loans	216	—
Commercial real estate loans (including multifamily)	1,169	354
Consumer loans and leases	76	17
Municipal and other loans	38	—
Total nonaccrual loans	9,022	5,031
Accruing loans 90 days or more past due	120	288
Total nonperforming loans	9,142	5,319
Other real estate owned and repossessed assets	1,042	782
Total nonperforming assets	$10,184	$6,101
Restructured loans (1)	$254	$210

(1)

Restructured loans represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Nonperforming loans totaled $9.1 million at September 30, 2019, an increase of $3.8 million, or 71.9%, from $5.3 million at December 31, 2018. Nonperforming assets totaled $10.2 million at September 30, 2019, an increase of $4.1 million, or 66.9%, from $6.1 million at December 31, 2018.

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

The following table sets forth our asset and credit quality ratios for the periods presented:

	September 30, 2019	December 31, 2018
Asset and Credit Quality Ratios
Nonperforming loans to loans held for investment (1)	0.61%	0.48%
Nonperforming assets to loans plus OREO	0.68%	0.55%
Nonperforming assets to total assets (2)	0.52%	0.41%
Net charge-offs to average loans (annualized)(3)	0.17%	0.16%
Allowance for loan losses to nonperforming loans	71.81%	118.18%
Allowance for loan losses to loans held for investment	0.44%	0.57%
Allowance for loan losses to organic loans(4)	0.60%	0.64%

(1)	Nonperforming loans include loans in nonaccrual status.
(2)	Nonperforming assets include loans in nonaccrual status and other real estate owned.
(3)	December 31, 2018 ratio uses year to date net charge-offs.
(4)	Organic loans exclude loans acquired through a business combination.

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

The following tables summarize the allocation of allowance for loan and lease losses related to our loans as of the dates and for the periods presented. This allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans:

	Allowance Rollforward
Three Months Ended September 30, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,217	$(687)	$36	$669	$4,235
Real estate:
1-4 single family residential loans	32	—	65	(66)	31
Construction, land and development loans	794	—	—	90	884
Commercial real estate loans (including multifamily)	1,191	—	—	127	1,318
Consumer loans and leases	35	(26)	—	85	94
Municipal and other loans	8	—	—	(5)	3
Ending allowance balance	$6,277	$(713)	$101	$900	$6,565

	Allowance Rollforward
Three Months Ended September 30, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,886	$(275)	$4	$76	$4,691
Real estate:
1-4 single family residential loans	318	—	—	(216)	102
Construction, land and development loans	195	—	—	256	451
Commercial real estate loans (including multifamily)	233	—	—	495	728
Consumer loans and leases	346	(74)	—	(90)	182
Municipal and other loans	37	—	—	(35)	2
Ending allowance balance	$6,015	$(349)	$4	$486	$6,156

	Allowance Rollforward
Nine Months Ended September 30, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,453	$(1,908)	$95	$1,595	$4,235
Real estate:
1-4 single family residential loans	59	—	65	(93)	31
Construction, land and development loans	731	—	—	153	884
Commercial real estate loans (including multifamily)	960	—	—	358	1,318
Consumer loans and leases	80	(60)	5	69	94
Municipal and other loans	3	—	1	(1)	3
Ending allowance balance	$6,286	$(1,968)	$166	$2,081	$6,565

	Allowance Rollforward
Nine Months Ended September 30, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,046	$(920)	$73	$2,492	$4,691
Real estate:
1-4 single family residential loans	902	(5)	—	(795)	102
Construction, land and development loans	441	—	—	10	451
Commercial real estate loans (including multifamily)	898	—	—	(170)	728
Consumer loans and leases	198	(104)	—	88	182
Municipal and other loans	167	—	—	(165)	2
Ending allowance balance	$5,652	$(1,029)	$73	$1,460	$6,156

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

On November 14, 2018, the Company completed its acquisition of Comanche. At the date of acquisition, Comanche had $117.2 million in loans. In accordance with ASC 805, “Business Combinations,” the Company utilized a third party to value the loan portfolio as of the acquisition date. Based upon the third party valuation, the fair value of the loans was approximately $116.2 million at the acquisition date. The overall discount calculated was $946 thousand and will be accreted into interest income over the life of the loans.

As of September 30, 2019, all purchased loans were excluded from the allowance for loan and lease losses calculation given there was no deterioration between the acquisition date and the end of the first quarter of 2019. Purchased credit impaired loans were insignificant. Going forward, management will evaluate the remaining credit quality, credit discount and charge-offs associated with these purchased loans to determine if an additional allowance is deemed necessary.

The allowance for loan and lease losses was $6.6 million at September 30, 2019 as compared to $6.3 million at December 31, 2018. The allowance for loan and lease losses as a percentage of nonperforming loans and allowance for loan and lease losses as a percentage of loans held for investment was 71.81% and 0.44%, respectively, as of September 30, 2019, compared to 118.18% and 0.57%, respectively, as of December 31, 2018.

Net loan charge-offs for the three months ended September 30, 2019 totaled $612 thousand, an increase from $345 thousand of net loan charge-offs for the same period of 2018. Net loan charge-offs for the nine months ended September 30, 2019 totaled $1.8 million, an increase from $956 thousand of net loan charge-offs for the same period of 2018.

The following table provides the allocation of the allowance for loan and lease losses as of the dates presented:

	September 30, 2019		December 31, 2018
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
Commercial and industrial loans	$4,235	16.7%	$4,453	15.8%
Real estate:
1-4 single family residential loans	31	21.6%	59	25.3%
Construction, land and development loans	884	15.7%	731	14.5%
Commercial real estate loans (including multifamily)	1,318	40.2%	960	36.6%
Consumer loans and leases	94	1.2%	80	2.2%
Municipal and other loans	3	4.6%	3	5.6%
Total	$6,565	100.0%	$6,286	100.0%

Deposits

We expect deposits to be our primary funding source in the future as we optimize our deposit mix by continuing to shift our deposit composition from higher cost time deposits to lower cost demand deposits. Non-time deposits include noninterest-bearing and interest-bearing demand deposits, NOW accounts, and savings and money market accounts.

The following table shows the deposit mix as of the dates presented:

	September 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$366,209	23.1%	$256,784	21.7%
Interest-bearing demand deposits	303,037	19.1%	124,933	10.6%
Interest-bearing NOW accounts	8,626	0.5%	7,961	0.7%
Savings and money market accounts	281,401	17.8%	245,928	20.8%
Time deposits	625,940	39.5%	547,042	46.2%
Total deposits	$1,585,213	100.0%	$1,182,648	100.0%

Total deposits at September 30, 2019 were $1.59 billion, an increase of $402.6 million, or 34.0%, from total deposits at December 31, 2018 of $1.18 billion.

The average cost of deposits for the three months ended September 30, 2019 was 1.03%. This represents an increase of one basis point compared to the average cost of deposits of 1.02% for the three months ended September 30, 2018. For the three months ended September 30, 2019, the average rate paid on time deposits was 1.99% compared to 1.67% for the three months ended September 30, 2018.

The average cost of deposits for the nine months ended September 30, 2019 was 1.03%. This represents an increase of 10 basis points compared to the average cost of deposits of 0.93% for the nine months ended September 30, 2018. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2018. For the nine months ended September 30, 2019, the average rate paid on time deposits was 1.88% compared to 1.50% for the nine months ended September 30, 2018.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

September 30, 2019
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$116,157
After three months through six months	107,294
After six months through twelve months	180,693
After twelve months	92,730
Total	$496,874

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB borrowings: The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2019 and December 31, 2018, total remaining borrowing capacity of $586.9 million and $292.3 million, respectively, was available under this arrangement.

Line of credit: We entered into a line of credit with a third party lender in May 2017 that allows us to borrow up to $20 million. In January 2019, we increased this line of credit to allow us to borrow up to $50 million. The interest rate on this line of credit is based upon 90-day LIBOR plus 4.0%, and unpaid principal and interest is due at the stated maturity of May 12, 2022. This line of credit is secured by a pledge of all of the common stock of the Bank. This line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender. At September 30, 2019, total borrowing capacity of $50.0 million was available under this line of credit.

Total borrowings consisted of the following as of the dates presented:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Short-term FHLB borrowings	$—	$12,500
Long-term FHLB borrowings	55,600	65,105
Trust preferred securities	—	2,811
Secured borrowings (1)	18,565	9,868
Total borrowings	$74,165	$90,284
(1)	See Note 5 to our consolidated financial statements for more detail on secured borrowings.

At September 30, 2019, total borrowings were $74.2 million, a decrease of $16.1 million, or 17.9%, from $90.3 million at December 31, 2018.

Short-term borrowings consist of debt with maturities of one year or less. Our short-term borrowings consist of FHLB borrowings. The following table is a summary of short-term borrowings as of and for the periods presented:

	As of/For the Three Months Ended September 30,		As of/For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Short-term borrowings:
Maximum outstanding at any month-end during the period	$—	$15,000	$—	$20,000
Balance outstanding at end of period	—	10,000	—	10,000
Average outstanding during the period	—	11,957	—	15,128
Average interest rate during the period	0.00%	1.72%	0.00%	1.73%
Average interest rate at the end of the period	0.00%	1.71%	0.00%	1.71%

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$244,110	$147,986	$198,796	$99,139
Net income	5,330	2,771	14,967	7,465
Shares issued in offering, net	46,542	(161)	46,542	42,058
Shares issued in business combination	—	—	33,479	—
Exercise of stock options and warrants	175	177	1,463	2,362
Stock-based compensation	184	181	452	506
Treasury stock purchases	(198)	—	(198)	—
Other comprehensive income (loss)	595	(61)	1,237	(637)
Balance at end of period	$296,738	$150,893	$296,738	$150,893

Net income totaled $5.3 million for the three months ended September 30, 2019, an increase of $2.6 million, compared to $2.8 million for the three months ended September 30, 2018. Our results of operations for the three months ended September 30, 2019 produced an annualized return on average assets of 1.10% compared to 1.01% for the three months ended September 30, 2018. Our results of operations for the three months ended September 30, 2019 produced an annualized return on average stockholders’ equity of 7.80% compared to 7.34% for the three months ended September 30, 2018.

Net income totaled $15.0 million for the nine months ended September 30, 2019, an increase of $7.5 million, compared to $7.5 million for the nine months ended September 30, 2018. Our results of operations for the nine months ended September 30, 2019 produced an annualized return on average assets of 1.15% compared to 0.99% for the nine months ended September 30, 2018. Our results of operations for the nine months ended September 30, 2019 produced an annualized return on average stockholders’ equity of 8.70% compared to 10.25% for the nine months ended September 30, 2018.

Stockholders’ equity was $296.7 million as of September 30, 2019, an increase of $97.9 million from $198.8 million as of December 31, 2018. The increase was primarily driven by shares issued in conjunction with the Beeville acquisition of $33.5 million, shares issued in conjunction with our public offering in July 2019 of $46.5 million and net income of $15.0 million.

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

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We seek to minimize our exposure to loss under these commitments by subjecting them to prior credit approval and ongoing monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. As of September 30, 2019 and December 31, 2018, our reserve for unfunded commitments totaled $55 thousand and $48 thousand, respectively.

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

The following table summarizes our commitments as of the dates presented:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Unfunded loan commitments	$237,768	$176,156
Commercial and standby letters of credit	581	547
Total	$238,349	$176,703

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

The following table sets forth the regulatory capital ratios, excluding the impact of the capital conservation buffer, as of the dates indicated:

	Minimum Capital	Minimum Capital Requirement with Capital	Minimum To Be Well	September 30, 2019	December 31, 2018
	Requirement	Buffer	Capitalized	Actual	Actual
Capital ratios (Company):
Tier 1 leverage ratio	4.0%	4.0%	N/A	12.65%	12.11%
Common equity tier 1 capital ratio	4.5%	7.0%	N/A	15.13%	14.56%
Tier 1 risk-based capital ratio	6.0%	8.5%	N/A	15.13%	14.81%
Total risk-based capital ratio	8.0%	10.5%	N/A	15.55%	15.37%

Capital ratios (Bank):
Tier 1 leverage ratio	4.0%	4.0%	5.0%	11.27%	11.04%
Common equity tier 1 capital ratio	4.5%	7.0%	6.5%	13.38%	12.38%
Tier 1 risk-based capital ratio	6.0%	8.5%	8.0%	13.38%	12.38%
Total risk-based capital ratio	8.0%	10.5%	10.0%	13.81%	12.94%

At September 30, 2019, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At September 30, 2019, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2019 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain the Bank’s “well capitalized” status.

As of September 30, 2019, we had a tier 1 leverage ratio of 12.65%. As of September 30, 2019, the Bank had a tier 1 leverage ratio of 11.27%, which provided $115.8 million of excess capital relative to the minimum requirements to be considered “well capitalized.”

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. At September 30, 2019 and December 31, 2018, our liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. The Bank maintained four Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $75.0 million as of September 30, 2019 and December 31, 2018. There were no advances under these lines of credit outstanding as of September 30, 2019 or December 31, 2018.

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 3.54 years and an effective duration of 3.28 years as of September 30, 2019.

As of September 30, 2019, we had outstanding $237.8 million in commitments to extend credit and $581 thousand in commitments associated with outstanding commercial and standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2019, we believe we had no exposure to future cash requirements associated with known uncertainties. Capital expenditures, including buildings and construction in process, for the three months ended September 30, 2019 and 2018 were $597 thousand and $1.2 million, respectively. Capital expenditures, including buildings and construction in process, for the nine months ended September 30, 2019 and 2018 were $4.8 million and $4.0 million, respectively.

Treasury Stock

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

The following table summarizes the share repurchase activity for the three months ended September 30, 2019.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
July 2019	—	$—	$—	$11,700,000
August 2019	7,090	20.59	146,007	11,553,993
September 2019	2,500	20.63	197,582	11,502,418
Total	9,590

During the three and nine months ended September 30, 2019, the Company purchased 9,590 shares of its common stock at a weighted average price of $20.60 per share for an aggregate amount of $198 thousand. The Company accounted for the transaction under the cost method. These transactions are recorded as “Treasury stock purchases” in the accompanying consolidated statements of changes in stockholders’ equity.

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

The following table reconciles, as of the dates set forth below, net interest margin on a fully taxable equivalent basis:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net interest margin - GAAP basis:
Net interest income	$20,479	$11,690	$55,665	$33,153
Average interest-earning assets	1,769,432	1,007,492	1,610,779	981,479
Net interest margin	4.59%	4.60%	4.62%	4.52%
Net interest margin - Non-GAAP basis:
Net interest income	$20,479	$11,690	$55,665	$33,153
Plus:
Impact of fully taxable equivalent adjustment	153	113	443	344
Net interest income on a fully taxable equivalent basis	$20,632	$11,803	$56,108	$33,497
Average interest-earning assets	1,769,432	1,007,492	1,610,779	981,479
Net interest margin on a fully taxable equivalent basis - Non-GAAP basis	4.63%	4.65%	4.66%	4.56%

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

Merger related expenses for the three months ended September 30, 2019 consisted of $901 thousand of after-tax merger related expenses. Merger related expenses for the three months ended September 30, 2018 consisted of $215 thousand of after-tax merger related expenses.

Merger related expenses for the nine months ended September 30, 2019 consisted of $3.3 million of after-tax merger related expenses and a $2.1 million gain on sales of investment securities. Merger related expenses for the nine months ended September 30, 2018 consisted of $215 thousand of after-tax merger related expenses.

The following table reconciles, as of the date set forth below, basic and diluted earnings per common share and presents our basic and diluted earnings per common share exclusive of the impact of our merger related adjustments:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Basic and diluted earnings per share - GAAP basis:
Net income available to common stockholders	$5,330	$2,771	$14,967	$7,465
Weighted average number of common shares - basic	15,370,480	9,792,032	13,774,776	8,673,106
Weighted average number of common shares - diluted	15,771,249	10,360,301	14,198,926	9,094,691
Basic earnings per common share	$0.35	$0.28	$1.09	$0.86
Diluted earnings per common share	$0.34	$0.27	$1.05	$0.82
Basic and diluted earnings per share - Non-GAAP basis:
Net income available to common stockholders	$5,330	$2,771	$14,967	$7,465
Pre-tax adjustments:
Noninterest income
Gain on the sales of investment securities	$-	$-	$(2,134)	$-
Noninterest expense
Merger related expenses	1,094	270	4,037	270
Taxes:
Tax effect of adjustments	(193)	(55)	(286)	(55)
Adjusted net income	$6,231	$2,986	$16,584	$7,680
Weighted average number of common shares - basic	15,370,480	9,792,032	13,774,776	8,673,106
Weighted average number of common shares - diluted	15,771,249	10,360,301	14,198,926	9,094,691
Basic earnings per common share - Non-GAAP basis	$0.41	$0.30	$1.20	$0.89
Diluted earnings per common share - Non-GAAP basis	$0.40	$0.29	$1.17	$0.84

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible equity and presents our tangible book value per share compared to our book value per share:

	September 30, 2019	December 31, 2018
	(Dollars in thousands, except per share data)
Total stockholders' equity	$296,738	$198,796
Less:
Goodwill and other intangible assets	54,714	26,811
Tangible stockholders' equity	$242,024	$171,985
Shares outstanding	16,121,479	12,103,753
Book value per share	$18.41	$16.42
Less:
Goodwill and other intangible assets per share	3.40	2.21
Tangible book value per share	$15.01	$14.21

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

Our accounting policies and estimates are described in greater detail in Note 1, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included elsewhere in this Form 10-Q.

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

Item 3.        Quantitative and Qualitative Disclosure about Market Risk

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2018, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2018 to September 30, 2019. For additional disclosure of our market risks, see our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three or nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

On June 13, 2019, the Company’s board of directors approved the Stock Buyback Program pursuant to which the Company may, from time to time, purchase up to $11.7 million of its outstanding shares of common stock. The shares may be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The timing and exact amount of any repurchases will depend on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors. The Stock Buyback Program has an expiration date of June 14, 2020. The Stock Buyback Program may be terminated or amended by the Company’s board of directors at any time prior to the expiration date.

The following table summarizes the share repurchase activity for the three months ended September 30, 2019.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
July 2019	—	$—	$—	$11,700,000
August 2019	7,090	20.59	146,007	11,553,993
September 2019	2,500	20.63	197,582	11,502,418
Total	9,590

Item 3.        Defaults upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibit Number	Description

1.1

Underwriting Agreement, dated July 25, 2019, by and between Spirit of Texas Bancshares, Inc., Spirit of Texas Bank, SSB, and Stephens Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed with the Commission on July 25, 2019) (File No. 001-38484)

2.1

Agreement and Plan of Reorganization, dated as of July 24, 2019, by and between Spirit of Texas Bancshares, Inc. and Chandler Bancorp, Inc., and joined in by Kidd Partners, Ltd. (schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on July 24, 2019) (File No. 001-38484)

3.1

Second Amended and Restated Certificate of Formation of Spirit of Texas Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Commission on April 6, 2018) (File No. 333-224172)

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

10.1	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 3, 2019) (File No. 001-38484)

10.2	Form of Director Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 24, 2019) (File No. 001-38484)

10.3

Registration Rights Agreement dated as of July 24, 2019, by and between Spirit of Texas Bancshares, Inc. and Kidd Partners, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 24, 2019) (File No. 001-38484)

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

101*

The following material from Spirit of Texas Bancshares, Inc.’s Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spirit of Texas Bancshares, Inc.

Date: November 8, 2019	By:	/s/ Dean O. Bass
Dean O. Bass
Chairman and Chief Executive Officer

Date: November 8, 2019	By:	/s/ Jeffrey A. Powell
Jeffrey A. Powell
EVP and Chief Financial Officer