Form 10-K
period 2019-12-31
Spirit of Texas Bancshares, Inc.
filed 2020-03-16
CIK 1499453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38484

Spirit of Texas Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas	90-0499552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1836 Spirit of Texas Way Conroe, TX	77301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (936) 521-1836

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol	Name of each exchange on which registered
Common Stock, no par value per share	STXB	NASDAQ

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2019, was $272.2 million.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2020 was 18,136,350.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 28, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Important Notice about Information in this Annual Report

Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us,” “the Company” and “Spirit” refer to Spirit of Texas Bancshares, Inc. and its consolidated subsidiaries, including Spirit of Texas Bank SSB, which we sometimes refer to as “the Bank” or “our Bank.”

The information contained in this Annual Report on Form 10-K is accurate only as of the date of this Annual Report on Form 10-K and as of the dates specified herein.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements speak only as of the date they are made and may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation:

•

risks related to the concentration of our business in Texas, and specifically in the Houston, Dallas/Fort Worth, Bryan/College Station, San Antonio-New Braunfels, Corpus Christi and Tyler metropolitan areas and North Central Texas, including risks associated with any downturn in the real estate sector and risks associated with a decline in the values of single family homes in our Texas markets;

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

•	changes in Small Business Administration (“SBA”) loan products, including specifically the Section 7(a) program and Section 504 loans, or changes in SBA standard operating procedures;
•	risks associated with our loans to and deposit accounts from foreign nationals;
•	our ability to develop, recruit and retain successful bankers that meet our expectations in terms of customer relationships and profitability;
•	risks associated with the relatively unseasoned nature of a significant portion of our loan portfolio;
•	risks related to our strategic focus on lending to small to medium-sized businesses;
•	the accuracy and sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and other estimates;
•	the risk of deteriorating asset quality and higher loan charge-offs;
•	the time and effort necessary to resolve nonperforming assets;
•	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;
•	risks associated with our nonfarm nonresidential and construction loan portfolios, including the risks inherent in the valuation of the collateral securing such loans;

•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
•	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
•	material decreases in the amount of deposits we hold, or a failure to grow our deposit base as necessary to help fund our growth and operations;
•

changes in market interest rates that affect the pricing of our loans and deposits and our net interest income, as well as the potential discontinuance of London Interbank Offer Rate (“LIBOR”) and the uncertainty around its replacement;

•	potential fluctuations in the market value and liquidity of our investment securities;
•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•	our ability to maintain an effective system of disclosure controls and procedures and internal control over financial reporting;
•	risks associated with fraudulent, negligent, or other acts by our customers, employees or vendors;
•	our ability to keep pace with technological change or difficulties when implementing new technologies;
•	risks associated with system failures or failures to protect against cybersecurity threats, such as breaches of our network security;
•	risks associated with data processing system failures and errors;
•	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
•	the initiation and outcome of litigation and other legal proceedings against us or to which we become subject;
•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions, including regulatory requirements to maintain minimum capital levels;
•

the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as implementation of the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”);

•	changes in tariffs and trade barriers;
•	governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•	our ability to comply with supervisory actions by federal and state banking agencies;
•	changes in the scope and cost of Federal Deposit Insurance Corporation (the “FDIC”) insurance and other coverage; and
•	systemic risks associated with the soundness of other financial institutions.

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

Part I

Item 1. Business

General

Spirit of Texas Bancshares, Inc. is a Texas corporation and a registered bank holding company located in the Houston metropolitan area with headquarters in Conroe, Texas. We offer a broad range of commercial and retail banking services through our wholly-owned bank subsidiary, Spirit of Texas Bank SSB. We operate through 37 locations primarily in the Houston, Dallas/Fort Worth, Bryan/College Station, San Antonio-New Braunfels, Corpus Christi and Tyler metropolitan areas, along with North Central Texas. As of December 31, 2019, we had total assets of $2.38 billion, loans held for investment of $1.77 billion, total deposits of $1.93 billion and total stockholders’ equity of $345.7 million.

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

Acquisition Activities

Since our inception in 2008, we have implemented a growth strategy that includes organic loan and deposit generation through the establishment of de novo branches, as well as strategic acquisitions that have either strengthened our presence in existing markets or expanded our operations into new markets with attractive business prospects. We have completed eleven acquisitions in eleven years, four of which followed our initial public offering in May 2018.

On November 14, 2018, we completed our acquisition (the “Comanche acquisition”) of Comanche National Corporation and its subsidiary, The Comanche National Bank (together, “Comanche”). This transaction resulted in eight additional branches in the North Central Texas region. The Company issued 2,142,857 shares of its common stock, as well as a net cash payment to Comanche shareholders of $12.2 million, for total consideration of $52.9 million.

On April 2, 2019, Spirit completed its acquisition (the “Beeville acquisition”) of First Beeville Financial Corporation and its subsidiary, The First National Bank of Beeville (together, “Beeville”). This transaction resulted in three additional branches and two loan production offices in the South Texas region. The Company issued 1,579,191 shares of its common stock, as well as a net cash payment to Beeville shareholders of $32.4 million, for total consideration of $65.9 million.

On November 5, 2019, Spirit completed its acquisition (the “Citizens acquisition”) of Chandler Bancorp, Inc. and its subsidiary, Citizens State Bank (together, “Citizens”).  This transaction resulted in seven additional branches in the Northeast Texas region.  The Company issued 2,100,000 shares of its common stock, as well as $17.9 million in cash, for total consideration of $62.5 million.

On February 28, 2020, Spirit completed its acquisition of certain assets and assumption of certain liabilities associated with four branch offices of Simmons Bank (the “Simmons acquisition”).  The offices are located in Austin, San Antonio and Tilden, Texas.  The Company paid total consideration of $133.0 million in the Simmons branch acquisition.

Market Area and Market Share

We have 37 locations primarily in the Houston, Dallas/Fort Worth, Bryan/College Station, San Antonio-New Braunfels, Corpus Christi and Tyler metropolitan areas, along with North Central Texas. We believe our exposure to these dynamic and complementary markets provides us with economic diversification and the opportunity for expansion across Texas.

Our top four markets include the Houston-The Woodlands-Sugar Land MSA, Dallas-Fort Worth-Arlington MSA, College Station-Bryan MSA and San Antonio-New Braunfels MSA. As of December 31, 2019, our deposit market share in each of these respective markets was 0.19%, 0.06%, 3.64% and 0.10%. Overall, in the State of Texas, we rank 38th in total deposits according to SNL Financial.

Competition

The banking business is highly competitive, and our profitability will depend principally upon our ability to compete with other banks and non-bank financial institutions located in each of our banking center locations for lending opportunities, deposit funds, bankers and acquisition candidates. Our banking competitors in our target markets include various community banks and national and regional banks. There were over 420 FDIC-insured depository institutions that operate in the State of Texas as of December 31, 2019.

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

Employees

As of December 31, 2019, we had 409 employees of which 395 were full-time employees. None of our employees are represented by a union. Management believes that our relationship with employees is good.

Lending Activities

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by state and federal law. In general, we are subject to a legal limit on loans to a single borrower equal to 25% of the Bank’s tier 1 capital. This limit increases or decreases as the Bank’s capital increases or decreases. As of December 31, 2019, our legal lending limit was $63.3 million and our largest relationship was $19.5 million. In order to ensure compliance with legal lending limits and in accordance with our strong risk management culture, we maintain internal lending limits that are significantly less than the legal lending limits. We are able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

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

Nonperforming Loans. We stringently monitor loans that are classified as nonperforming. Nonperforming loans include nonaccrual loans, loans past due 90 days or more, and loans renegotiated or restructured because of a borrower’s financial difficulties. Loans are generally placed on nonaccrual status if any of the following events occur: (i) the classification of a loan as nonaccrual internally or by regulatory examiners; (ii) delinquency on principal for 90 days or more unless we are in the process of collection; (iii) a balance remains after repossession of collateral; (iv) notification of bankruptcy; or (v) we determine that nonaccrual status is appropriate.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses (the “allowance”) is maintained at a level that we believe is adequate to absorb all probable losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (i) loan charge-offs, which decrease the allowance; (ii) recoveries on loans previously charged-off, which increase the allowance; and (iii) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, we monitor fluctuations in the allowance resulting from actual charge-offs and recoveries, and we periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions in an effort to evaluate portfolio risks. The amount of the provision is based on our judgment of those risks.

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

Core Deposits. Our core deposits include checking accounts, money market accounts, savings accounts, a variety of certificates of deposit and individual retirement accounts. To attract core deposits, we employ an aggressive marketing plan in our primary service areas and feature a broad product line and competitive offerings. The primary sources of core deposits are residents and businesses located in the markets we serve. We obtain these core deposits through personal solicitation by our lenders, officers and directors, direct mail solicitations and advertisements in the local media.

Borrowings. To supplement our core deposits, we maintain borrowings consisting of advances from the FHLB of Dallas and a holding company line of credit with a third party lender. At December 31, 2019, FHLB advances totaled $90.4 million, or 4.4% of total liabilities. At December 31, 2019, we had additional capacity to borrow from the FHLB of $381.3 million. We had $50.0 million available to be drawn on a line of credit with a third party lender as of December 31, 2019.

Other Banking Services

We offer banking products and services that we believe are attractively priced and easily understood by our customers. In addition to traditional bank accounts such as checking, savings, money markets and CDs, we offer a full range of ancillary banking services, including a full suite of treasury management services, consumer and commercial online banking services, mobile applications, safe deposit boxes, wire transfer services, debit cards and ATM access. Merchant services (credit card processing) and co-branded credit card services are offered through a correspondent bank relationship. We do not exercise trust powers.

REGULATION AND SUPERVISION

General

We are extensively regulated under U.S. federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Texas Department of Savings and Mortgage Lending (the “TDSML”), the Federal Reserve, the FDIC and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (the “IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities and anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury Department”), also impact our business, financial condition and results of operations. The nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of banks, their holding companies and their affiliates. These laws are intended primarily for the protection of depositors, customers and the Deposit Insurance Fund (the “DIF”) rather than for shareholders. Federal and state laws, and the related regulations of the bank regulatory agencies, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

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

Holding Company Regulation

As a registered bank holding company, the Company is required to furnish to the Federal Reserve periodic reports of its financial condition and results of operations and may also be required to furnish such additional information and reports as the Federal Reserve may require.

Permitted Activities

Under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), a bank holding company that is not a financial holding company, as discussed below, is generally permitted to engage in, or acquire direct or indirect control of more than five percent of any class of the voting shares of any company that is not a bank or bank holding company and that is engaged in, the following activities (in each case, subject to certain conditions and restrictions and prior approval of the Federal Reserve unless otherwise exempt): banking or managing or controlling banks; furnishing services to or performing services for our subsidiaries; and any activity that the Federal Reserve determines by regulation or order to be so closely related to banking as to be a proper incident to the business of banking.  The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of its activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Under the BHC Act, as amended by the Gramm-Leach-Bliley Act (the “GLBA”), a bank holding company may also file an election with the Federal Reserve to become a financial holding company and engage, directly or through its non-bank subsidiaries, in any activity that is financial in nature or incidental to such financial activity or in any other activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.  These activities include securities underwriting and dealing, insurance underwriting and making merchant banking investments.  Such an election is subject to certain eligibility requirements, including the requirement that the bank holding company be both “well capitalized” and “well managed”, as defined in the BHC Act and implementing regulations. The Company has not made an election to become a financial holding company.

Acquisitions, Activities and Change in Control

The BHC Act generally requires the prior approval by the Federal Reserve for any merger involving a bank holding company or a bank holding company’s acquisition of more than 5% of a class of voting securities of any additional bank or bank holding company or to acquire all or substantially all of the assets of any additional bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the Federal Reserve considers, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (the “CRA”) and the effectiveness of all organizations involved in the merger or acquisition in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.

Subject to certain conditions (including deposit concentration limits established by the BHC Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to complete interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Capital Requirements” below.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5.00% and 24.99% voting ownership.

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

Restrictions on Bank Holding Company Dividends and Stock Redemptions and Repurchases

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Further, the Company’s ability to pay dividends could be impaired if its capital levels fall below the capital conservation buffer discussed below.

Bank holding companies must consult with the Federal Reserve before redeeming any equity or other capital instrument included in tier 1 or tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. In addition, bank holding companies are unable to repurchase shares equal to 10% or more of their net worth if they would not be well-capitalized (as defined by the Federal Reserve) after giving effect to such repurchase. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments.

Generally, a Texas corporation may not make distributions to its shareholders if (i) after giving effect to the dividend, the corporation would be insolvent, or (ii) the amount of the dividend exceeds the surplus of the corporation. Dividends may be declared and paid in a corporation’s own treasury shares that have been reacquired by the corporation’s own authorized but unissued shares out of the surplus of the corporation upon the satisfaction of certain conditions. In addition, since our legal entity is separate and distinct from the Bank and does not conduct stand-alone operations, our ability to pay dividends depends on the ability of the Bank to pay dividends to us, which is also subject to regulatory restrictions as described in “Bank Regulation—Bank Dividends” below.

Capital Regulations

The federal banking agencies have adopted risk-based capital adequacy guidelines for banks and bank holding companies. These risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world.

The Basel III Capital Rules became effective on January 1, 2015 and became fully phased-in as of January 1, 2019.  In addition to establishing new minimum capital requirements, the Basel III Capital Rules implement a capital conservation buffer on top of its minimum risk-based capital requirements that must be met in order to avoid restrictions on capital distributions or discretionary bonus payments to executives. This buffer must consist solely of tier 1 common equity, but the buffer applies to all three risk-based ratios (CET 1 Capital (as defined below), tier 1 capital and total capital). The capital conservation buffer was phased in incrementally over time, becoming fully effective on January 1, 2019, and consists of an additional amount of common equity equal to 2.5% of risk-weighted assets.

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

As of December 31, 2019, the Company and the Bank exceeded all capital adequacy requirements under the Basel III Capital Rules.

Under the Basel III Capital Rules, tier 1 capital is defined to include two components: common equity tier 1 capital (“CET1 Capital”) and additional tier 1 capital. CET1 Capital consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income and limited amounts of minority interests that are in the form of common stock. Additional tier 1 capital includes other perpetual instruments historically included in tier 1 capital, such as non-cumulative perpetual preferred stock.

The Basel III Capital Rules require certain deductions from or adjustments to capital. Deductions from CET1 Capital are required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Other deductions are necessary from different levels of capital. The Basel III Capital Rules also increased the risk weight for certain assets, meaning that more capital must be held against such assets. For example, commercial real estate loans that do not meet certain underwriting requirements must be risk-weighted at 150%.

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

Community Bank Leverage Ratio

On September 17, 2019, the federal banking agencies jointly finalized a rule to be effective January 1, 2020 and intended to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the EGRRCPA.  Under the final rule, if a qualifying community banking organization opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations described below and will not be required to report or calculate risk-based capital.  In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. Although the Company and the Bank are qualifying community banking organizations, the Company and the Bank have elected not to opt in to the CBLR framework.

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

Under federal law, a Texas state savings bank is a state bank. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) provides that no state bank or subsidiary thereof may engage as a principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the DIF.

Texas state-chartered savings banks are required to maintain at least 50% of their portfolio assets in qualified thrift investments as defined by 12 U.S.C. § 1467a(m)(4)(C) and other assets determined by the commissioner of the TDSML under rules adopted by the Texas Finance Commission, to be substantially equivalent to qualified thrift investments or which further residential lending or community development.

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

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act of 1950 (“FDIA”), which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions are necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; (iv) requiring the institution to change and improve its management; (iv) prohibiting the acceptance of deposits from correspondent banks; (v) requiring prior Federal Reserve approval for any capital distribution by a bank holding company controlling the institution; and (vi) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

As of December 31, 2019, the Bank had sufficient capital to qualify as “well capitalized” under the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy, and it is unaware of any material violation or alleged material violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank’s capital position in a relatively short period of time, making additional capital infusions necessary.

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

In connection with the Dodd Frank Act's requirement that insurance assessments be based on assets, in July 2016, the FDIC redefined its deposit insurance premium assessment base to be an institution's average consolidated total assets minus average tangible equity and revised its deposit insurance assessment rate schedule.  In addition, the FDIC is considering, and is expected to adopt, a final rule to apply the CBLR framework to the deposit insurance assessment system.

On September 30, 2018, the DIF reserve ratio reached 1.36%.  Because the reserve ratio exceeded the targeted 1.35%, two deposit assessment changes occurred under FDIC regulations: (i) surcharges on large banks ended, and the last surcharge on large banks was collected on December 28, 2018; and (ii) small banks were awarded assessment credits for the portion of their assessment that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%.  The Bank's assessment credit as calculated by the FDIC was $427 thousand and was applied to the Bank's September 2019 Quarterly Invoice for Deposit Insurance, and will continue to be applied on a quarterly basis until exhausted.

The Bank is also required to pay quarterly assessments to the TDSML to support the activities and operations of the agency.

Audit Reports

For insured institutions with total assets of $1.0 billion or more, financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management’s certifications signed by our and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding the Bank’s internal controls must be submitted. For institutions with total assets of more than $3.0 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that the Bank have an independent audit committee, consisting of outside directors only, or that we have an audit committee that is entirely independent. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. The Company’s audit committee consists entirely of independent directors.

Restrictions on Transactions with Affiliates

The Bank is subject to sections 23A and 23B of the Federal Reserve Act of 1913 (the “FRA”), and the Federal Reserve’s Regulation W, as made applicable to state nonmember banks by Section 18(j) of the FDIA. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with such bank. Accordingly, transactions between the Bank, on the one hand, and the Company or any affiliates, on the other hand, will be subject to a number of restrictions. Sections 23A and 23B of the FRA impose restrictions and limitations on the Bank from engaging in certain types of transactions between the Bank, on the one hand, and the Company or any affiliates, on the other hand, including making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other non-bank affiliates. Such restrictions and limitations prevent the company or other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Furthermore, such “covered transactions” are limited, individually, to 10% of the Bank’s capital and surplus and in the aggregate to 20% of the Bank’s capital and surplus.

All such transactions must be on terms that are no less favorable to the Bank than those that would be available from nonaffiliated third parties. Federal Reserve policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

Financial Subsidiaries

Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial activities or activities incidental thereto, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposed new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2019, the Bank did not have any financial subsidiaries.

Loans to Insiders

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank (“10% Shareholders”) or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Shareholders or which is controlled by those executive officers, directors or 10% Shareholders, are subject to Sections 22(g) and 22(h) of the FRA and their corresponding regulations, which is referred to as Regulation O. Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Regulation O prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the FRA identifies limited circumstances in which the Bank is permitted to extend credit to executive officers. Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators.

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

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III Capital Rules liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests. The federal banking agencies adopted final Liquidity Coverage Ratio rules in September 2014 and proposed Net Stable Funding Ratio rules in May 2016. These rules introduced two liquidity related metrics: (i) Liquidity Coverage Ratio is intended to require financial institutions to maintain sufficient high-quality liquid resources to survive an acute stress scenario that lasts for one month; and (ii) Net Stable Funding Ratio is intended to require financial institutions to maintain a minimum amount of stable sources relative to the liquidity profiles of the institution’s assets and contingent liquidity needs over a one-year period.

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

Brokered Deposits

The FDIA restricts the use of brokered deposits by depository institutions that are not well capitalized. Under the applicable regulations, (i) a well-capitalized insured depository institution may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an undercapitalized insured depository institution may not accept, renew or roll over any brokered deposit. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. As of December 31, 2019, the Bank was eligible to accept brokered deposits without a waiver from the FDIC.

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

Commercial Real Estate Lending Guidance

The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development and other land represent 100% or more of total capital or (2) total reported loans secured by commercial real estate loans represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending. Commercial real estate loans are land development and construction loans (including 1 to 4 family residential and commercial construction loans) and other land and development, commercial real estate loans secured by multifamily property and certain nonfarm nonresidential property (excluding loans secured by owner-occupied properties) and certain loans to real estate investment trusts and unsecured loans to developers.

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

Anti-Money Laundering and OFAC

Under federal law, financial institutions must maintain anti-money laundering (“AML”) programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance with such obligations in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

Additionally, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) requires each financial institution to develop a customer identification program (“CIP”) as part of its AML program.  The key components of the CIP are identification, verification, government list comparison, notice and record retention.  The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer.  To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution.  This information must be verified within a reasonable time through documentary and non-documentary methods.  Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists.  Financial institutions are also required to comply with various reporting and recordkeeping requirements.  The Federal Reserve and the FDIC consider an applicant’s effectiveness in combating money laundering, among other factors, in connection with an application to approve a bank merger or acquisition of control of a bank or bank holding company.

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

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans, or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability. The creation of the CFPB by the Dodd-Frank Act has led to enhanced enforcement of consumer financial protection laws.

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

On December 12, 2019, the Office of the Comptroller of the Currency and the FDIC issued a joint proposal to revamp how the agencies will assess banks' performance under the CRA.  Among other changes, the proposal (i) expands the concept of assessment area (“AA”) to include geographies outside of a bank's current AAs and in which the bank receives at least 5% of its retail deposits and (ii) introduces a series of objective tests for determining a bank's presumptive CRA rating.  The proposal will be most noteworthy for banks with at least $500 million in total assets and with significant retail deposits sourced outside of their current AAs.  The Company and the Bank will continue to monitor this proposal.

New Banking Reform Legislation

Key provisions of the EGRRCPA as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) establishing the CBLR framework; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to HVCRE, which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.

At this time, it is difficult to anticipate the continued impact this expansive legislation will have on the Company, its customers and the financial industry generally. To the extent the Dodd-Frank Act remains in place or is not further amended, it is likely to continue to increase the Company’s cost of doing business, limit the Bank’s permissible activities and affect the competitive balance within the industry and market.

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

AVAILABLE INFORMATION

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available free of charge on www.sotb.com as soon as reasonably practicable after the reports are electronically filed with the SEC. Our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q are also available our internet website in interactive data format using the eXtensible Business Reporting Language (“XBRL”), which allows financial statement information to be downloaded directly into spreadsheets, analyzed in a variety of ways using commercial off-the-shelf software and used within investment models in other software formats. These filings are also accessible on the SEC’s website at www.sec.gov.

Additionally, our corporate governance policies, including the charters of the Audit, Compensation and Corporate Governance and Nominating Committees, and our Code of Business Conduct and Ethics may also be found under the “Investor Relations” section of our website. A written copy of the foregoing corporate governance policies is available upon written request.  Except as explicitly provided, information furnished by the Company and information on, or accessible through, the SEC’s or the Company’s website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not a part of them.

Item 1A. Risk Factors

Risks Related to Our Business

We conduct our operations exclusively in Texas, specifically in the Houston, Dallas/Fort Worth and Bryan/College Station, San Antonio-New Braunfels and Tyler metropolitan areas and North Central Texas, which imposes risks and may magnify the consequences of any regional or local economic downturn affecting its Texas markets, including any downturn in the energy, technology or real estate sectors.

We conduct our operations exclusively in Texas, specifically in the Houston, Dallas/Fort Worth and Bryan/College Station, San Antonio-New Braunfels and Tyler metropolitan areas and North Central Texas, and, as of December 31, 2019, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in our Texas markets. Likewise, as of such date, the substantial majority of our secured loans were secured by collateral located in Texas. Accordingly, we are exposed to risks associated with a lack of geographic diversification. The economic conditions in Texas significantly affect our business, financial condition, results of operations and future prospects, and any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects our Texas markets, its existing or prospective borrowers or property values in its market areas may affect us and its profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

The economies in our markets are also highly dependent on the energy sector as well as the technology and real estate sectors. In particular, a decline in or volatility of the prices of crude oil or natural gas could adversely affect many of our customers. Any downturn or adverse development in its Texas markets, including as a result of a downturn in the energy, technology or real estate sectors result in the following consequences:

•	increases in loan delinquencies;
•	increases in non-performing assets and foreclosures;
•	decreases in demand for our products and services, which could adversely affect our liquidity position; and
•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power and repayment ability,

which, in turn, would adversely affect our business, financial condition and results of operations.

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

We have been approved by the SBA to participate in the SBA’s Preferred Lenders Program. As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, which could adversely affect our business, financial condition and results of operations.

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

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably. In addition, the aggregate amount of SBA 7(a) and 504 loan guarantees by the SBA must be approved each fiscal year by the federal government. We cannot predict the amount of SBA 7(a) loan guarantees in any given fiscal year. If the federal government were to reduce the amount of SBA loan guarantees, such reduction could adversely impact our SBA lending program, including making and selling the guaranteed portion of fewer SBA 7(a) and 504 loans. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA or U.S. Department of Agriculture loans or sell such loans in the secondary market, which could materially and adversely affect our business, financial condition and results of operations.

The SBA may not honor its guarantees if we do not originate loans in compliance with SBA guidelines.

As of December 31, 2019, SBA 7(a) and 504 program loans of $74.2 million comprised 4.2% of our loan portfolio and we intend to grow this segment of our portfolio in the future. SBA lending programs typically guarantee 75.0% of the principal on an underlying loan. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us notwithstanding that a portion of the loan was guaranteed by the SBA, which could adversely affect our business, financial condition and results of operations. While we follow the SBA’s underwriting guidelines, our ability to do so depends on the knowledge and diligence of our employees and the effectiveness of controls we have established. If our employees do not follow the SBA guidelines in originating loans and if our loan review and audit programs fail to identify and rectify such failures, the SBA may reduce or, in some cases, refuse to honor its guarantee obligations and we may incur losses as a result.

Loans to and deposits from foreign nationals are an important part of our business and we face specific risks associated with foreign nationals.

As of December 31, 2019, loans to foreign nationals of $134.0 million comprised 7.6% of our loan portfolio and deposits from foreign nationals of $19.9 million comprised 1.0% of our total deposits. We define foreign nationals as those who derive more than 50.0% of their personal income from non-U.S. sources. We intend to grow this segment of its loan and deposit portfolio in the future. These borrowers typically lack a U.S. credit history and have a potential to leave the United States without fulfilling their mortgage obligation and leaving us with little recourse to them personally. Additionally, transactions with foreign nationals place additional pressure on our policies, procedures and systems for complying with the Bank Secrecy Act and other AML statutes and regulations.

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

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. Our loan portfolio has grown to $1.77 billion as of December 31, 2019, from $1.09 billion as of December 31, 2018, and $869.1 million as of December 31, 2017. It is difficult to assess the future performance of acquired or recently originated loans because our relatively limited experience with such loans does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our business, financial condition and results of operations.

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

As of December 31, 2019, our allowance for loan and lease losses was $6.7 million, which represents 0.38% of our loans held for investment and 104.18% of our total nonperforming loans. Loans acquired are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan and lease losses is recorded for these loans at acquisition. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan and lease losses in the future to further supplement the allowance for loan and lease losses, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan and lease losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could adversely affect our business, financial condition and results of operations.

In the aftermath of the 2008 financial crisis, the FASB, decided to review how banks estimate losses in the allowance calculation, and it issued the final current expected credit loss standard (“CECL”) in June 2016. Currently, the impairment model is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the new CECL model that will become effective for us, as an emerging growth company, for the first interim and annual reporting periods beginning after December 15, 2022. Under the new CECL model, financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters.

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

As of December 31, 2019, $282.9 million, or 16.0% of our loans held for investment, were comprised of commercial loans to businesses. In general, these loans are collateralized by general business assets including, among other things, accounts receivable, promissory notes, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. A portion of our commercial loans are secured by promissory notes that evidence loans made by us to borrowers that in turn make loans to others that are secured by real estate. Accordingly, negative changes in the economy affecting real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Because a portion of our loan portfolio is comprised of 1-4 single family residential real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2019, $375.7 million, or 21.3% of our loans held for investment, were comprised of loans with 1-4 single family residential real estate as a primary component of collateral. As a result, adverse developments affecting real estate values in Texas, particularly in the Houston, Dallas/Fort Worth, Bryan/College Station, San Antonio-New Braunfels and Tyler metropolitan areas and North Central Texas, could increase the credit risk associated with our real estate loan portfolio. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio and could result in losses that adversely affect our credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan and lease losses, which could adversely affect our business, financial condition and results of operations.

Our commercial real estate and construction, land and development loan portfolios expose us to credit risks that could be greater than the risks related to other types of loans.

As of December 31, 2019, $753.8 million, or 42.7% of our loans held for investment, were comprised of commercial real estate loans (including owner-occupied commercial real estate loans and multifamily loans) and $259.4 million, or 14.7% of our loans held for investment, were comprised of construction, land and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, nonowner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our nonowner-occupied commercial real estate loan portfolio could require us to increase our allowance for loan and lease losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.

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

Tornadoes, droughts, wildfires, flooding, hurricanes, hailstorms, damaging winds, tropical storms and other natural disasters and severe weather events can have an adverse impact on our business, financial condition and operations, cause widespread property damage and have the potential to significantly depress the local economies in which we operate. We operate banking locations in the Houston, Dallas/Fort Worth Bryan/College Station, San Antonio-New Braunfels and Tyler metropolitan areas and North Central Texas, which are susceptible to hurricanes, tropical storms and other natural disasters and severe weather conditions.  For example, in late August 2017, Hurricane Harvey, a Category 4 hurricane when it made landfall on the Texas gulf coast, caused extensive and costly damage across Southeast Texas. As of December 31, 2019, the storm did not have a material impact on the markets in which we operate, including any adverse impact on our customers and our loan and deposit activities and credit exposures.

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

We have extended significant amounts of credit to a limited number of borrowers, and as of December 31, 2019, the aggregate amount of loans to our 10 and 20 largest borrowers (including related entities) amounted to $155.4 million, or 8.8% of loans held for investment, and $259.9 million, or 14.7% of loans held for investment, respectively. In the event that one or more of these borrowers is not able to make payments of interest and principal in respect of such loans, the potential loss to us is more likely to have a material adverse effect on our business, financial condition and results of operations.

Our municipal loan portfolio may be impacted by the effects of economic stress on municipalities and political subdivisions.

As of December 31, 2019, $56.3 million, or 3.2% of our loans held for investment, were comprised of loans outstanding to municipalities and political subdivisions. Widespread concern currently exists regarding the stress on local governments emanating from declining revenues, large unfunded liabilities to government workers and entrenched cost structures. Debt-to-gross domestic product ratios for many municipalities and political subdivisions have been deteriorating due to, among other factors, declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history and lower levels of sales and property tax revenue. We may not be able to mitigate the exposure in our municipal loan portfolio if municipalities and political subdivisions are unable to fulfill their obligations. The risk of widespread borrower defaults may also increase if there are changes in legislation that permit municipalities and political subdivisions to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of any structural protections.

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

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank of Dallas and the FHLB of Dallas. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us specifically or the financial services industry or economy generally, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of its business activity as a result of a downturn in the Texas economy, particularly the local economies in the Houston, Dallas/Fort Worth, Bryan/College Station, San Antonio-New Braunfels and Tyler metropolitan areas or North Central Texas, or by one or more adverse regulatory actions against us.

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

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Our profitability depends to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently and at different times to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Our interest sensitivity profile was asset sensitive as of December 31, 2019, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.

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

Uncertainty related to the LIBOR and replacement

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after December 31, 2021.  The Federal Reserve Board and the New York Federal Reserve Bank have jointly formed a committee known as the Alternative Reference Rates Committee (the “ARRC”) to help ensure a successful transition from LIBOR.  While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the ARRC has proposed the Secured Overnight Financing Rate (“SOFR”) as the alternative rate for use in derivatives and other financial contracts currently being indexed to LIBOR.  SOFR is a daily index of the interest rate banks and hedge funds pay to borrow money overnight, secured by U.S. Treasury securities.  Currently no forward-looking term index (like LIBOR) yet exists and the development of a SOFR-based term rate is ongoing.  Historically, SOFR has been lower than LIBOR because it does not take into account bank credit risk.  Accordingly, a credit spread adjustment is being considered.  Since the proposed SOFR is calculated differently than LIBOR, payments under contracts referencing the new rates may differ from those referencing LIBOR.  At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain.

We could recognize losses on investment securities held in its securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate

While we attempt to invest a significant majority of our total assets in loans, we invest a percentage of our total assets (4.1% as of December 31, 2019) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2019, the fair value of our available for sale investment securities portfolio was $96.9 million, which included a net unrealized gain of $839 thousand. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may incur realized or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

We face strong competition from financial services companies and other companies that offer banking services, which could adversely affect our business, financial condition and results of operations.

We conduct our operations exclusively in Texas, particularly the Houston, Dallas/Fort Worth, Bryan/College Station, San Antonio-New Braunfels and Tyler metropolitan areas and North Central Texas. Many of our competitors offer the same, or a wider variety of, banking services within our market areas. These competitors include banks with nationwide operations, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, such as retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing or deposit terms than we can. In addition, a number of out-of-state financial intermediaries have production offices or otherwise solicit loan and deposit products in our market areas. Increased competition in our markets may result in reduced loans and deposits, as well as reduced net interest margin, fee income and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition and results of operations could be adversely affected.

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

Our legal lending limit is significantly less than the limits for many of our competitors, and this may hinder our ability to establish relationships with larger businesses in our primary service area. Based on the capitalization of the Bank, our legal lending limit was approximately $63.3 million as of December 31, 2019. This legal lending limit will increase or decrease as the Bank’s capital increases or decreases, respectively, as a result of our earnings or losses, among other reasons. Based on our current legal lending limit, we may need to sell participations in our loans to other financial institutions in order to meet the lending needs of our customers requiring extensions of credit above these limits. However, our ability to accommodate larger loans by selling participations in those loans to other financial institutions may not be successful.

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

Our management may conclude that our internal control over financial reporting is not effective due to our failure to cure any identified material weakness or otherwise. Moreover, even if our management concludes that its internal control over financial reporting is effective, our independent registered public accounting firm may not conclude that our internal control over financial reporting is effective. In addition, during the course of the evaluation, documentation and testing of our internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the SEC for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act or the FDIC for compliance with the requirement of FDICIA. Any such deficiencies may also subject us to adverse regulatory consequences. If we fail to achieve and maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act or FDICIA, and we may suffer adverse regulatory consequences or violations of listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements.

The obligations associated with being a public company require significant resources and management attention.

We expect to incur significant incremental costs related to operating as a public company, particularly when we no longer qualify as an emerging growth company. We are subject to the reporting requirements of the Exchange Act, which require that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board (the “PCAOB”) and NASDAQ, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to:

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

Changes in U.S. trade policies and other factors beyond our control, including the imposition of tariffs and retaliatory tariffs and the impacts of epidemics or pandemics, may adversely impact our business, financial condition and results of operations.

There have been changes and discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. On January 26, 2020, President Trump signed a new trade deal between the United States, Canada and Mexico to replace the North American Free Trade Agreement. The full impact of this agreement on us, our customers and on the economic conditions in our primary banking markets is currently unknown. In addition, coronavirus and concerns regarding the extent to which it may spread have affected, and may increasingly affect, international trade (including supply chains and export levels), travel, employee productivity and other economic activities. A trade war or other governmental action related to tariffs or international trade agreements or policies, as well as coronavirus or other potential epidemics or pandemics, have the potential to negatively impact our and/or our customers’ costs, demand for our customers’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

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

We are subject to extensive regulation by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of our services, as well as our costs of compliance with such regulations.  In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things.

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

We and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC, respectively.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements and the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet commitments as calculated under these regulations.  As of December 31, 2019, the Company and the Bank exceeded the amounts required to be “well-capitalized” under their respective regulations.  See “Supervision and Regulation—Regulatory Capital Requirements.”

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

Our failure to remain well-capitalized for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends to the Company and the Company’s ability to pay dividends on its common stock, the Company’s ability to make acquisitions and on our and the Company’s business, results of operations and financial condition.  Under regulatory rules, if we cease to be a well-capitalized institution for bank regulatory purposes, the interest rates that we pay on deposits and our ability to accept brokered deposits may be restricted.

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

We intend to complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive federal and state regulatory approval before we can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including our record of compliance with the CRA) and our effectiveness in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell branches or other business lines as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

Financial institutions, such as the Bank, face a risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations, and associated enforcement actions.

The Bank Secrecy Act, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by the Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice (the “Justice Department”), the Drug Enforcement Administration and the IRS. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by OFAC.

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

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the U.S. money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of both the discount rate and the federal funds rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

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

We completed the initial public offering of our common stock and the Company’s common stock began trading on NASDAQ in May 2018. An active trading market for shares of our common stock may not be sustained. If an active trading market is not sustained, you may have difficulty selling your shares of our common stock at an attractive price, or at all. Consequently, you may not be able to sell your shares of our common stock at or above an attractive price at the time that you would like to sell. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to expand our business by using our common stock as consideration in an acquisition.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions allow us, among other things, to present only two years of audited financial statements and discuss our results of operations for only two years in related Management’s Discussions and Analyses; not to provide an auditor attestation of our internal control over financial reporting; to choose not to comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and our audited financial statements; to provide reduced disclosure regarding our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means we do not have to include a compensation discussion and analysis and certain other disclosure regarding our executive compensation; and not to seek a non-binding advisory vote on executive compensation or golden parachute arrangements. In addition, even if we decide to comply with the greater disclosure obligations of public companies that are not emerging growth companies, we may avail our self of these reduced requirements applicable to emerging growth companies from time to time in the future, so long as it is an emerging growth company. We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, it is deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700.0 million). Investors and securities analysts may find it more difficult to evaluate our common stock because we may rely on one or more of these exemptions, and, as a result, investor confidence and the market price of our common stock may be materially and adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices and headquarters are located at 1836 Spirit of Texas Way, Conroe, Texas 77301. All of our branches are located in Texas. We own 27 of our branch locations and lease the remaining ten locations. The terms of our leases range from five to ten years and generally give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. The following table sets forth a list of our locations as of the date of this Annual Report on Form 10-K.

Houston-The Woodlands-Sugar Land MSA
Location	Own or Lease	Sq. Ft.(1)
Houston
Post Oak Branch	Lease	10,853
720 N. Post Oak Road, Suites 101, 620 and 650, Houston, Texas 77024
Stafford Branch	Lease	6,372
12840 Southwest Freeway, Stafford, Texas 77477
Richmond Branch	Lease	5,890
3100 Richmond Avenue, Suite 100, Houston, Texas 77098
Clear Lake Branch	Lease	2,592
1010 Bay Area Boulevard, Unit 1010, Houston, Texas 77058
The Woodlands
Woodlands North Branch	Own	24,000	(2)
16610 Interstate 45 North, The Woodlands, Texas 77384
Woodlands Central Center	Own	14,925	(2)
1525 Lake Front Circle, The Woodlands, Texas 77380
Woodlands West Branch	Own	6,700	(2)
30350 FM 2978, Magnolia, Texas 77354
Conroe
Conroe Branch	Own	24,000	(2)
1836 Spirit of Texas Way (815 W. Davis Street), Conroe, Texas 77301
Conroe Operations Support Center	Own	12,932
1824 Spirit of Texas Way (815 W. Davis Street), Conroe, Texas 77301
Montgomery
Montgomery Branch	Own	12,568	(2)
165 Lone Star Parkway, Montgomery, Texas 77356
Tomball
Tomball Branch	Own	12,798	(2)
1100 W. Main Street, Tomball, Texas 77375
Magnolia
Magnolia Branch	Lease	3,600
6910 FM 1488, Suites 1, 2, 3 and 4, Magnolia, Texas 77354

Dallas-Fort Worth-Arlington MSA
Location	Own or Lease	Sq. Ft.
Dallas
Dallas Branch	Own	23,602
5301 Spring Valley Road Dallas, Texas 75254
Fort Worth
Fort Worth Branch	Own	7,483
1120 Summit Avenue Fort Worth, Texas 76102
Colleyville
Colleyville Branch	Lease	4,100
5712 Colleyville Boulevard, Suite 100, Colleyville, Texas 76034
Grapevine
Grapevine Branch	Lease	3,327
601 W. Northwest Highway, Suite 100, Grapevine, Texas 76051
Parker
Millsap Branch	Own	998
107 Fannin, Millsap, Texas 76066
Cool Branch	Own	3,479
9702 Mineral Wells Highway, Weatherford, Texas 76088

College Station-Bryan MSA
Location	Own or Lease	Sq. Ft.
College Station
College Station Banking and Operations Center	Own	12,358
625 University Drive East, College Station, Texas 77840

Mineral Wells MSA
Location	Own or Lease	Sq. Ft.
Mineral Wells
Mineral Wells Branch	Own	2,544
701 E. Hubbard Street, Mineral Wells, Texas 76067
Mingus Branch	Own	1,572
117 Highway 193, Mingus, Texas 76463
Palo Pinto Branch	Own	1,800
539 Oak Street, Palo Pinto, Texas 76484
Santo Branch	Own	1,760
14003 S. FM 4, Santo, Texas 76472

Comanche County
Location	Own or Lease	Sq. Ft.
Comanche
Comanche Branch	Own	12,342
100 E. Central Street, Comanche, Texas 76442

Jack County
Location	Own or Lease	Sq. Ft.
Jacksboro
Jacksboro Branch	Own	4,196
1220 N. Main Street, Jacksboro, Texas 76458

South Texas MSA
Location	Own or Lease	Sq. Ft.
Beeville
Beeville Branch	Own	26,442
1400 E. Houston Street, Beeville, Texas 78102
Yorktown
Yorktown Branch	Own	7,164
142 N. Riedel Street, Yorktown, Texas 78164
Seguin
Sequin Branch	Own	9,817
125 S. State Highway 46, Sequin, Texas 78155
Corpus Christi
Corpus Christi Loan Production Office (LPO)	Lease	1,250
7114 Saratoga Boulevard, Suite 202, Corpus Christi, Texas 78427
New Braunfels
New Braunfels (LPO)	Lease	299
387 W Mill Street, Suite 107, New Braunfels, Texas 78130

Northeast Texas MSA
Location	Own or Lease	Sq. Ft.
Tyler
Tyler-South West Branch	Own	23,382
3915 S.S.W. Loop 323, Tyler, Texas 75711
Highway 64 Branch	Own	2,021
11433 Highway. 64 West, Tyler, Texas 75704
Lindale
Lindale Branch	Lease	2,598
16920 Village Lake Drive, Lindale, Texas 75771
Chandler
Chandler Branch	Own	5,916
216 N. Broad Street, Chandler, Texas 75758
Mabank
Mabank Branch	Own	5,472
1381 S. 3rd Street, Mabank, Texas 75147
Athens
Athens Branch	Own	4,572
713 East Tyler, Athens, Texas, 75751
Seven Points
Seven Points Branch	Own	4,950
220 E. Cedar Creek Parkway, Seven Points, Texas, 75143

Austin MSA
Location	Own or Lease	Sq. Ft.
San Antonio
Medical Hill Branch	Own	4,940
9324 Huebner Road, San Antonio, Texas 78240
Pyramid Branch	Lease	5,017
601 NW Loop 410, Suite 230 San Antonio, Texas 78216
Austin
Austin Branch	Lease	6,000
3001 Palm Way, Austin, Texas 78758
Austin Mortgage Loan Office	Lease	1,135
805 Las Cimas Pkwy, Austin, Texas 78746 (LPO)
Tilden
Tilden Branch	Own	2,748
205 Elm Street, Tilden, Texas 78072

(1)	Square footage does not include drive thru.
(2)	We lease a portion of these owned space to third-party tenants.

Item 3. Legal Proceedings

In the ordinary course of our banking business, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.  Other than regular, routine examinations by federal and state banking authorities, there are no proceedings pending or known to be contemplated by any governmental authorities.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information for Common Stock

The Company’s common stock, no par value per share, is traded on the NASDAQ Global Select Market under the trading symbol “STXB”.

Holders of Record

As of December 31, 2019 there were approximately 460 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Equity compensation plans approved by shareholders(1)	894,986	$13.54	1,097,952
Equity compensation plans not approved by shareholders	—	—	—
Total	894,986	$13.54	1,097,952

(1)

The number of shares available for future issuance includes 785,777 shares available under the Company’s 2017 Stock Incentive Plan (which allows for the issuance of options, as well as various other stock-based awards) and 312,175 shares available under the Company’s 2008 Stock Incentive Plan.

Issuer Purchases of Securities

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

The following table summarizes the share repurchase activity from the inception of the Stock Buyback Program through December 31, 2019.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
July 2019	—	$—	$—	$11,700,000
August 2019	7,090	20.59	146,007	11,553,993
September 2019	2,500	20.63	197,582	11,502,418
October 2019	4,433	20.69	289,350	11,410,650
November 2019	—	—	289,350	11,410,650
December 2019	—	—	289,350	11,410,650
Total	14,023

Stock Performance Graph

The stock price performance graph below shall not be deemed incorporated by reference by any general statement incorporating by reference in this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The following graph compares the cumulative total stockholders’ return on our common stock compared to the cumulative total returns for the Standard & Poor’s (S&P) 500 Index, the SNL Small Cap U.S. Bank Index and an index representing a group of peer banks from May 4, 2018 (the date our common stock commenced trading on NASDAQ) through December 31, 2019. The comparison assumes that $100 was invested on May 4, 2018 in our common stock and in each of the indices. The cumulative total return on each investment assumes reinvestment of dividends (if applicable).

Item 6. Selected Financial Data

The following table should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data,” below. The selected historical consolidated financial information set forth below as of and for the years ended December 31, 2019 and 2018 is derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.  The selected historical consolidated financial information set forth below as of and for the years ended December 31, 2017 and 2016 is derived from our audited financial statements not included in this Annual Report on Form 10-K. Recent acquisitions in 2019 and 2018 may affect the comparability of the information presented below. The selected historical results shown below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of our future performance.

	As of and for the Years Ended December 31,
	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Selected Period-End Balance Sheet Data:
Total assets(1)	$2,384,622	$1,476,621	$1,038,092	$985,093
Loans held for sale	3,989	3,945	3,814	4,003
Loans held for investment(1)	1,767,182	1,102,808	876,913	777,465
Allowance for loan and lease losses	(6,737)	(6,286)	(5,652)	(4,357)
Loans, net(1)	1,760,445	1,096,522	871,261	773,108
Total deposits	1,928,126	1,182,648	835,368	814,438
Short-term borrowings	—	12,500	15,000	5,000
Long-term borrowings(1)	105,140	77,784	84,205	70,620
Total stockholders' equity	345,705	198,796	99,139	92,896
Selected Period-End Income Statement Data:
Total interest income	95,260	57,339	46,907	40,210
Total interest expense	17,370	10,324	8,328	6,730
Net interest income	77,890	47,015	38,579	33,480
Provision for loan losses	2,856	2,160	2,475	1,617
Net interest income after provision for loan losses	75,034	44,855	36,104	31,863
Total noninterest income	14,567	10,489	9,638	8,342
Total noninterest expense	63,044	43,364	37,402	34,881
Income before income tax expense	26,557	11,980	8,340	5,324
Income tax expense	5,421	2,002	3,587	1,609
Net income	21,136	9,978	4,753	3,715
Selected Share and Per Share Data:
Earnings per common share--Basic	1.44	1.08	0.65	0.51
Earnings per common share--Diluted	1.40	1.03	0.63	0.50
Book value per share(2)	18.93	16.42	13.62	12.83
Tangible book value per share(3)	14.55	14.21	12.52	11.63
Weighted average common shares outstanding--Basic	14,697,342	9,258,216	7,233,783	7,065,243
Weighted average common shares outstanding--Diluted	15,112,827	9,642,408	7,519,944	7,205,709
Shares outstanding at end of period	18,258,222	12,103,753	7,280,183	7,239,763
Selected Performance Ratios:
Return on average assets	1.14%	0.89%	0.47%	0.41%
Return on average stockholders' equity	8.38	6.77	4.88	4.09
Net interest margin(4)	4.58	4.60	4.19	4.09
Noninterest expense to average assets	3.39	3.85	3.71	3.86
Efficiency ratio	68.19	75.41	77.57	83.40
Average interest-earning assets to average interest-bearing liabilities	136.71	131.04	126.42	125.04
Loans to deposits	91.65	92.41	104.30	95.46
Yield on interest-earning assets	5.57	5.55	4.97	4.79
Cost of interest-bearing liabilities	1.39	1.31	1.12	1.00
Interest rate spread	4.18	4.24	3.85	3.79
Asset and Credit Quality Ratios:
Nonperforming loans to loans held for investment	0.37%	0.49%	0.41%	0.49%
Nonperforming assets to loans plus OREO	0.57	0.56	0.42	0.50
Nonperforming assets to total assets	0.57	0.42	0.35	0.39
Net charge-offs to average loans	0.42	0.16	0.14	0.05
Allowance for loan and lease losses to nonperforming loans	104.18	118.18	157.22	114.45
Allowance for loan and lease losses to loans held for investment	0.38	0.58	0.65	0.56
Capital Ratios:
Average equity to average total assets	13.55%	13.09%	9.66%	10.04%
Tangible equity to tangible assets(5)	11.53	11.94	8.92	8.67

(1)     2017 and 2016 balances have been updated from those previously reported to include secured borrowings.

(2)     Book value per share is calculated as total stockholders’ equity at the end of the relevant period divided by the outstanding number of shares of common stock at the end of the relevant period.

(3)

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

(4)

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

(5)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Historical Consolidated Financial Data” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Except as required by law, we assume no obligation to update any of these forward-looking statements.

Overview

We are a Texas corporation and a registered bank holding company located in the Houston metropolitan area with headquarters in Conroe, Texas. We offer a broad range of commercial and retail banking services through our wholly-owned bank subsidiary, Spirit of Texas Bank SSB. We operate through 35 full-service branches and two LPO’s located primarily in the Houston, Dallas/Fort Worth, Bryan/College Station, San Antonio-New Braunfels, Corpus Christi and Tyler metropolitan areas metropolitan areas. As of December 31, 2019, we had total assets of $2.38 billion, loans held for investment of $1.77 billion, total deposits of $1.93 billion and total stockholders’ equity of $345.7 million.

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

Acquisition of Beeville

On April 2, 2019, the Company completed its acquisition of First Beeville Financial Corporation and its subsidiary, The First National Bank of Beeville. This transaction resulted in three additional branches and two LPO’s in the South Texas region. The Company issued 1,579,191 shares of its common stock as well as a net cash payment to Beeville shareholders of $32.4 million. For more information about the acquisition, see “Note 3. Business Combinations” located in Item 8. Financial Statements and Supplementary Data.

Acquisition of Chandler

On November 5, 2019, the Company completed its acquisition of Chandler Bancorp Inc., and its subsidiary, Citizens State Bank. This transaction resulted in seven additional branches in the North Texas region. The Company issued 2,100,000 shares of its common stock as well as a net cash payment to Citizens shareholders of $17.9 million. For more information about the acquisition, see “Note 3. Business Combinations” located in Item 8. Financial Statements and Supplementary Data.

Simmons Branch Acquisition

On February 28, 2020, Spirit completed its acquisition of certain assets and assumption of certain liabilities associated with five banking offices of Simmons Bank. The offices are located in Austin, San Antonio and Tilden, Texas. The Company paid total consideration of $133.0 million in the Simmons branch acquisition.

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

Analysis of Results of Operations

Net income for the year ended December 31, 2019 totaled $21.1 million, which generated diluted earnings per common share of $1.40 and adjusted diluted earnings per common share, which is a non-GAAP financial measure that excludes gain on sale of securities and merger-related expenses, of $1.44 for the year ended December 31, 2019. Net income for the year ended December 31, 2018 totaled $10.0 million, which generated diluted earnings per common share of $1.03 and adjusted diluted earnings per common share of $1.18 for the year ended December 31, 2018. The increase in net income was driven by an increase in interest income of $37.9 million that was primarily attributable to acquired loan growth, partially offset by an increase in interest expense of $7.0 million, which was mainly the result of increased deposit balances from acquisitions. Our results of operations for the year ended December 31, 2019 produced a return on average assets of 1.14% compared to a return on average assets of 0.89% for the year ended December 31, 2018. We had a return on average stockholders’ equity of 8.38% compared to a return on average stockholders’ equity of 6.77% for the year ended December 31, 2018.

Net income for the year ended December 31, 2018 totaled $10.0 million, which generated diluted earnings per common share of $1.03 for the year ended December 31, 2018. Net income for the year ended December 31, 2017 totaled $4.8 million, which generated diluted earnings per common share of $0.63 for the year ended December 31, 2017. The increase in net income was driven by an increase in interest income of $10.4 million that was primarily attributable to loan growth, partially offset by an increase in interest expense of $2.0 million, which was mainly the result of increased interest expense on deposits and increased rates on FHLB advances and other borrowings. Our results of operations for the year ended December 31, 2018 produced a return on average assets of 0.89% compared to a return on average assets of 0.47% for the year ended December 31, 2017. We had a return on average stockholders’ equity of 6.77% for the year ended December 31, 2018, compared to a return on average stockholders’ equity of 4.88% for the year ended December 31, 2017.

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

	Years Ended December 31,
	2019			2018			2017
	Average Balance(1)	Interest/ Expense	Yield/ Rate	Average Balance(1)	Interest/ Expense	Yield/ Rate	Average Balance(1)	Interest/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$135,457	$2,892	2.13%	$28,077	$568	2.02%	$82,630	$847	1.03%
Loans, including loans held for sale(2)	1,411,139	87,547	6.20%	944,363	55,087	5.83%	830,664	45,411	5.47%
Investment securities and other	164,422	4,821	2.93%	60,113	1,684	2.80%	29,731	649	2.18%
Total interest-earning assets	1,711,018	95,260	5.57%	1,032,553	57,339	5.55%	943,025	46,907	4.97%
Noninterest-earning assets	150,432			93,041			65,539
Total assets	$1,861,450			$1,125,594			$1,008,564
Interest-bearing liabilities:
Interest-bearing demand deposits	$261,498	$1,180	0.45%	$19,324	$100	0.52%	$—	$—	0.00%
Interest-bearing NOW accounts	11,092	29	0.26%	8,078	12	0.15%	8,419	13	0.15%
Savings and money market accounts	283,865	2,500	0.88%	228,413	1,384	0.61%	233,574	1,348	0.58%
Time deposits	623,189	11,831	1.90%	447,368	6,986	1.56%	426,787	5,241	1.23%
FHLB advances and other borrowings	71,899	1,830	2.55%	84,777	1,842	2.17%	77,153	1,726	2.24%
Total interest-bearing liabilities	1,251,543	17,370	1.39%	787,960	10,324	1.31%	745,933	8,328	1.12%
Noninterest-bearing liabilities and shareholders' equity
Noninterest-bearing demand deposits	353,579			187,080			162,722
Other liabilities	4,118			3,269			2,503
Stockholders' equity	252,210			147,285			97,406
Total liabilities and stockholders' equity	$1,861,450			$1,125,594			$1,008,564
Net interest rate spread			4.18%			4.24%			3.85%
Net interest income and margin		$77,890	4.55%		$47,015	4.55%		$38,579	4.09%
Net interest income and margin (tax equivalent)(3)		$78,336	4.58%		$47,573	4.60%		$39,514	4.19%

(1)	Average balances presented are derived from daily average balances.
(2)	Includes loans on nonaccrual status.
(3)

In order to make pretax income and resultant yields on tax-exempt loans comparable to those on taxable loans, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the years ended December 31, 2019 and 2018 and 34% for the year ended December 31, 2017, which is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates follows:

	Years Ended December 31, 2019 Compared to 2018			Years Ended December 31, 2018 Compared to 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$2,172	$350	$2,522	$(780)	$501	$(279)
Loans, including loans held for sale(2)	27,228	5,231	32,459	6,534	3,142	9,676
Investment securities and other	2,922	18	2,940	810	225	1,035
Total change in interest income	$32,322	$5,599	$37,921	$6,564	$3,868	$10,432
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,253	$(173)	$1,080	$100	$—	$100
Interest-bearing NOW accounts	4	13	17	(1)	—	(1)
Savings and money market accounts	336	780	1,116	(31)	67	36
Time deposits	2,746	2,099	4,845	266	1,479	1,745
FHLB advances and other borrowings	(280)	268	(12)	170	(54)	116
Total change in interest expenses	4,059	2,987	7,046	504	1,492	1,996
Total change in net interest income	$28,263	$2,612	$30,875	$6,060	$2,376	$8,436

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.
(2)	Includes loans on nonaccrual status.

Year ended December 31, 2019 compared to Year ended December 31, 2018
Net interest income was $77.9 million for the year ended December 31, 2019 compared to $47.0 million for the year ended December 31, 2018, representing an increase of $30.9 million, or 65.7%. The increase in net interest income was primarily due to an increase in interest income of $37.9 million partially offset by an increase in interest expense of $7.0 million. Interest income on loans increased by $32.5 million for the year ended December 31, 2019. The growth in average loans of $466.8 million, including loans held for sale, for the year ended December 31, 2019 was the primary driver of the increase in interest income on loans while an increase in the average rate on loans of 37 basis points over the same period as contributed.

Interest expense was $17.4 million for the year ended December 31, 2019 compared to $10.3 million for the year ended December 31, 2018, representing an increase of $7.1 million, or 68.2%. This increase was mainly due to an increase in interest expense on deposits. Interest expense on deposits totaled $15.5 million for the year ended December 31, 2019 compared to $8.5 million for the year ended December 31, 2018, representing an increase of $7.0 million, resulting primarily from an increase in average deposits of $476.5 million. The average cost of deposits for the year ended December 31, 2019 was 1.01% compared to the average cost of deposits of 0.95% for the year ended December 31, 2018. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2019. For the year ended December 31, 2019, the average rate paid on time deposits was 1.90% compared to 1.56% for the year ended December 31, 2018.

Interest expense on FHLB advances and other borrowings decreased by $12 thousand for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was primarily attributable to a decrease in the average balance of FHLB advances and other borrowings of $12.9 million for the year ended December 31, 2019 offset by an increase in the average rate paid on FHLB advances and other borrowings of 38 basis points. The increase in the average rate on borrowings was primarily attributable to the use of our line of credit with a third-party lender during the year which had and interest rate of LIBOR plus 4.00% per annum.

The net interest margin of 4.55% was unchanged for the year ended December 31, 2019 when compared to 4.55% for the year ended December 31, 2018. The tax equivalent net interest margin was 4.58% for the year ended December 31, 2019 compared to 4.60% for the year ended December 31, 2018, representing a decrease of 2 basis points. The average yield on interest-earning assets increased by 2 basis points for the year ended December 31, 2019 compared to the year ended December 31, 2018 while the average rate paid on interest-bearing liabilities increased by 8 basis points, resulting in a 6 basis point decrease in the interest rate spread.

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

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan and lease losses at a level capable of absorbing inherent losses in the loan portfolio. See the discussion under “—Critical Accounting Policies—Allowance for Loan and Lease Losses.” Our management and board of directors review the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance for loan and lease losses calculation is segregated by call report code and then further segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale by loan officers that are subject to validation by a third party loan review or our internal credit committee. Risk ratings are categorized as pass, watch, special mention, substandard, doubtful and loss, with some general allocation of reserves based on these grades. Impaired loans are reviewed specifically and separately under the FASB’s Accounting Standards Codification (“ASC”) 310, “Receivables”, to determine the appropriate reserve allocation. Management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan and lease losses at an appropriate level.

Year ended December 31, 2019 compared to Year ended December 31, 2018

The provision for loan losses was $2.9 million for the year ended December 31, 2019 and $2.2 million for the year ended December 31, 2018. The increase of the provision for the year ended December 31, 2019 was primarily due to increased charge-offs on SBA loans. These losses were anticipated and provided for as the SBA loan portfolio matures.

Our management maintains a proactive approach in managing nonperforming loans, which were $6.5 million, or 0.37% of loans held for investment, at December 31, 2019, and $5.3 million, or 0.49% of loans held for investment, at December 31, 2018. During 2019, we had net charged-off loans totaling $2.4 million, compared to net charged-off loans of $1.5 million for the year ended December 31, 2018. The ratio of net charged-off loans to average loans was 0.17% for 2019 compared to 0.16% for 2018. The allowance for loan and lease losses totaled $6.7 million, or 0.38% of loans held for investment, at December 31, 2019, compared to $6.3 million, or 0.58% of loans held for investment, at December 31, 2018. The ratio of allowance for loan and lease losses to nonperforming loans was 104.18% at December 31, 2019, compared to 118.18% at December 31, 2018.

Year ended December 31, 2018 compared to Year ended December 31, 2017

The provision for loan losses was $2.2 million for the year ended December 31, 2018 and $2.5 million for the year ended December 31, 2017. The decrease of the provision for the year ended December 31, 2018 was primarily due to our reliance on our own historical loss data versus peer data.  Prior to the second quarter of 2018, we were utilizing a peer bank allowance coverage ratio in the qualitative reserve calculation, as we did not have enough historical defaults to rely on our own loss factors. As of December 31, 2018, we had a sufficient amount of defaults over the five-year lookback period to transition to relying more on our own historical loss data.

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

The following table presents a summary of noninterest income by category, including the percentage change in each category, for the periods indicated:

	Years Ended December 31, 2019 Compared to 2018			Years Ended December 31, 2018 Compared to 2017
	2019	2018	Change from the Prior Year	2018	2017	Change from the Prior Year
	(Dollars in thousands)
Noninterest income:
Service charges and fees	$3,710	$1,887	96.6%	$1,887	$1,501	25.7%
SBA loan servicing fees	929	2,727	-65.9%	2,727	1,794	52.0%
Mortgage referral fees	713	621	14.8%	621	634	-2.1%
Gain on sales of loans, net	4,014	5,120	-21.6%	5,120	5,684	-9.9%
Gain (loss) on sales of investment securities	4,582	—	0.0%	—	—	0.0%
Other noninterest income	619	134	361.9%	134	25	436.0%
Total noninterest income	$14,567	$10,489	38.9%	$10,489	$9,638	8.8%

Year ended December 31, 2019 compared to Year ended December 31, 2018

For the year ended December 31, 2019, noninterest income totaled $14.6 million, a $4.1 million, or 38.9%, increase from $10.5 million for the prior year. This increase was primarily due to a gain on sales of investment securities of $4.6 million and an increase in service charges and fees of $1.8 million, offset by a decrease in SBA loan servicing fees of $1.8 million.

SBA loans servicing fees were $929 thousand for the year ended December 31, 2019 compared to $2.7 million for the year ended December 31, 2018. The $1.8 million decrease was primarily due to fair value market adjustments on the SBA servicing asset.

Service charges and fees were $3.7 million for the year ended December 31, 2019 compared to $1.9 million for the year ended December 31, 2018. The $1.8 million increase was due to increased deposit accounts associated with acquired institutions.

Gain on sales of loans, net, was $4.0 million for the year ended December 31, 2019 compared to $5.1 million for the year ended December 31, 2018, a decrease of $1.1 million. This decrease was primarily driven by a reduction in the number of SBA loan sales throughout 2019.

Year ended December 31, 2018 compared to Year ended December 31, 2017

For the year ended December 31, 2018, noninterest income totaled $10.5 million, a $851 thousand, or 8.8%, increase from $9.6 million for the prior year. This increase was primarily due to an increase in SBA loan servicing fees of $933 thousand and an increase of $386 thousand in service charges and fees.

Gain on sales of loans, net, was $5.1 million for the year ended December 31, 2018 compared to $5.7 million for the year ended December 31, 2017, primarily due to a decline in premiums paid on loan sales during 2018.

Service charges and fees were $1.9 million for the year ended December 31, 2018 compared to $1.5 million for the year ended December 31, 2017. The $386 thousand increase was due to improved treasury management services through more product offerings.

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

The following table presents a summary of noninterest expenses by category, including the percentage change in each category, for the periods indicated:

	Years Ended December 31, 2019 Compared to 2018			Years Ended December 31, 2018 Compared to 2017
	2019	2018	Change from the Prior Year	2018	2017	Change from the Prior Year
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$36,175	$27,512	31.5%	$27,512	$23,338	17.9%
Occupancy and equipment expenses	6,884	5,215	32.0%	5,215	5,123	1.8%
Professional services	4,054	3,055	32.7%	3,055	1,845	65.6%
Data processing and network	3,036	1,276	137.9%	1,276	1,266	0.8%
Regulatory assessments and insurance	422	1,094	-61.4%	1,094	924	18.4%
Amortization of intangibles	3,630	917	295.9%	917	703	30.4%
Advertising	623	381	63.5%	381	551	-30.9%
Marketing	538	508	5.9%	508	579	-12.3%
Telephone expense	993	414	139.9%	414	409	1.2%
Conversion expenses	1,992	160	1145.0%	160	—	0.0%
Other operating expenses	4,697	2,832	65.9%	2,832	2,664	6.3%
Total noninterest expense	$63,044	$43,364	45.4%	$43,364	$37,402	15.9%

Year ended December 31, 2019 compared to Year ended December 31, 2018

For the year ended December 31, 2019, noninterest expense totaled $63.0 million, a $19.7 million, or 45.4%, increase from $43.4 million for the prior year. This increase was primarily due to increases in salaries and employee benefits of $8.6 million, amortization of intangibles of $2.7 million, occupancy and equipment expenses of $1.7 million, professional services of $1.0 million, data processing and network of $1.8 million, and other operating expenses of $1.9 million.

Salaries and employee benefits totaled $36.1 million for the year ended December 31, 2019, which included $665 thousand of stock-based compensation expense. By comparison, salaries and employee benefits totaled $27.5 million for the year ended December 31, 2018, which included $672 thousand of stock-based compensation expense. During 2019, we experienced higher salary and employee benefit costs primarily due to increased employee count resulting from our acquisitions and acquisition-related and conversion-related bonuses paid.

Increases in amortization of intangibles, occupancy and equipment and professional services are all related to our merger activity.

Other operating expense increased $1.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to conversion expenses related to the Comanche acquisition and the Beeville acquisition.

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

Salaries and employee benefits totaled $27.5 million for the year ended December 31, 2018, which included $672 thousand of stock-based compensation expense. By comparison, salaries and employee benefits totaled $23.3 million for the year ended December 31, 2017, which included $1.5 million of stock-based compensation expense. Increased salaries and employee benefits during 2018, relates to the hiring of several key employees.

Professional services increased $1.2 million during 2018 primarily due to ancillary non-capitalized costs of the initial public offering and acquisition activity related to Comanche.

Other operating expense increased $328 thousand for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to preliminary costs incurred related to the Comanche acquisition.

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

Year ended December 31, 2019 compared to Year ended December 31, 2018

Income tax expense was $5.4 million, an increase of $3.4 million for the year ended December 31, 2019 compared income tax expense of $2.0 million for the year ended December 31, 2018. Our effective tax rates for the years ended December 31, 2019 and 2018 were 20.41% and 16.71%, respectively. The effective tax rate was lower at December 31, 2018 due to the income tax benefit associated with nonqualified stock option exercises that occurred during 2018, as well as additional tax exempt interest.  The effective tax rate at December 31, 2019 represents a more normalized rate based on recurring permanent differences.

Year ended December 31, 2018 compared to Year ended December 31, 2017

Income tax expense was $2.0 million, a decrease of $1.6 million for the year ended December 31, 2018 compared income tax expense of $3.6 million for to the year ended December 31, 2017. Our effective tax rates for the years ended December 31, 2018 and 2017 were 16.7% and 43.0%, respectively, primarily due to the impact of changes in the U.S. tax law during the year ended December 31, 2017. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“Tax Reform”) resulting in significant modifications to existing law. We completed the accounting for the effects of the Tax Reform during the quarter ended December 31, 2017. Our financial statements for the year ended December 31, 2018 reflect certain effects of the Tax Reform, which include a reduction in the corporate tax rate from 34.0% to 21.0%. As a result of the changes to tax laws and tax rates under the Tax Reform, we incurred incremental income tax expense of $834 thousand during the year ended December 31, 2017, which consisted primarily of the re-measurement of deferred tax assets and liabilities based on the change in the enacted tax rate from 34.0% to 21.0%.

Financial Condition

Our total assets increased $908.0 million, or 61.5%, from $1.48 billion as of December 31, 2018 to $2.38 billion as of December 31, 2019. Our asset growth was mainly due to the Beeville and Citizens acquisitions as well as organic growth.

Investment Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. The securities portfolio grew to $179.5 million during 2018 primarily due to the Comanche acquisition. During 2019 the majority of acquired securities were sold to fund loan growth and the Simmons branch acquisition. The average balance of the securities portfolio including FHLB, Federal Reserve Bank (“FRB”) and The Independent Bankers Bank (“TIB”) stock for the years ended December 31, 2019 and 2018 was $164.4 million and $60.1 million, respectively, with a pre-tax yield of 2.93% and 2.80%, respectively. We held 94 securities classified as available for sale with an amortized cost of $96.1 million as of December 31, 2019.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. No securities were determined to be OTTI as of December 31, 2019 or 2018.

The following table summarizes our available for sale securities portfolio as of the dates presented.

	As of December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
U.S. treasuries	$60,315	$60,371	$—	$—	$—	$—
U.S Government agencies	—	—	2,015	1,934	2,010	1,949
State and municipal obligations	7,861	7,981	17,201	18,048	—	—
Residential mortgage-backed securities	27,922	28,585	152,232	153,974	30,156	29,629
Corporate bonds and other debt securities	—	—	5,667	5,505	5,711	5,665
Total available for sale	$96,098	$96,937	$177,115	$179,461	$37,877	$37,243

The following table shows contractual maturities and the weighted average yields on our investment securities as of the date presented. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are not presented on a taxable equivalent basis:

	Maturity as of December 31, 2019
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available for sale:
U.S Treasuries	$51,270	1.74%	$9,046	1.88%	$—	0.00%	$—	0.00%
State and municipal obligations	903	2.58%	6,755	2.45%	89	4.92%	114	5.46%
Residential mortgage- backed securities	—	0.00%	—	0.00%	15,856	2.95%	12,065	3.07%
Total available for sale	$52,173	1.75%	$15,801	2.12%	$15,945	2.96%	$12,179	3.09%

As a member institution of the FHLB and TIB, the Bank is required to own capital stock in the FHLB and TIB. As of December 31, 2019 and 2018, the Bank held approximately $8.3 million and $5.3 million, respectively, in FHLB and TIB stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or TIB. Such repurchases have historically been at par value. We monitor our investment in FHLB and TIB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of December 31, 2019 and 2018, management did not identify any indicators of impairment of FHLB or TIB stock.

Except for securities issued by the U.S. government or U.S. government agencies, we did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of December 31, 2019 or 2018.

Our securities portfolio had a weighted average life of 2.46 years and an effective duration of 2.09 years as of December 31, 2019 and a weighted average life of 7.65 years and an effective duration of 5.14 years as of December 31, 2018.

Loans Held for Sale

Loans held for sale consist of the guaranteed portion of SBA loans that we intend to sell after origination. Our loans held for sale were $4.0 million as of December 31, 2019 and $3.9 million as of December 31, 2018.

Loan Concentrations

Our primary source of income is interest on loans to individuals, professionals, small and medium-sized businesses and commercial companies located in the Houston, Dallas/Fort Worth, Bryan/College Station, San Antonio/New Braunfels, Corpus Christi, and Tyler metropolitan areas. Our loan portfolio consists primarily of commercial and industrial loans, 1-4 single family residential real estate loans and loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning asset base.

Our loans of $1.77 billion as of December 31, 2019 represented an increase of $664.4 million, or 60.2%, compared to $1.10 billion as of December 31, 2018. This increase was primarily due to the acquired loan growth of $546.7 million associated with the Beeville and Citizens acquisitions and the execution of our growth strategy and our continued penetration in our primary market areas.

Our loans as a percentage of assets were 73.8% and 74.5% as of December 31, 2019 and 2018, respectively.

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table summarizes the allocation of loans by type as of the dates presented.

	As of December 31,
	2019		2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
			(Dollars in thousands)
Commercial and industrial loans(1)	$282,949	16.0%	$173,892	15.8%	$135,040	15.4%	$117,762	15.1%
Real estate:
1-4 single family residential loans	375,743	21.3%	279,665	25.4%	237,753	27.1%	208,616	26.8%
Construction, land and development loans	259,384	14.7%	159,734	14.5%	139,470	15.9%	113,316	14.6%
Commercial real estate loans (including multifamily)	753,812	42.7%	403,800	36.6%	288,282	32.9%	254,499	32.7%
Consumer loans and leases	22,769	1.3%	24,378	2.2%	22,736	2.6%	26,676	3.4%
Municipal and other loans	72,525	4.1%	61,339	5.6%	53,632	6.1%	56,596	7.3%
Total loans held in portfolio	$1,767,182	100.0%	$1,102,808	100.0%	$876,913	100.0%	$777,465	100.0%

(1)	Balance includes $74.2 million, $76.9 million, $67.1 million and 58.7 million of the unguaranteed portion of SBA loans as of December 31, 2019, 2018, 2017 and 2016, respectively.

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

Commercial and industrial loans, including SBA loans, totaled $282.9 million as of December 31, 2019 and represented an increase of $109.1 million, or 62.7%, from $173.9 million as of December 31, 2018. This increase was primarily due to the Beeville acquisition and the Citizens acquisition as well as organic growth.

SBA Loans

The primary focus of our SBA lending program is financing well-known national franchises for which the United States generally will guarantee between 75% and 85% of the loan. We are an SBA preferred lender, and originate SBA loans to national franchises in Texas and nationwide. We routinely sell the guaranteed portion of SBA loans to third parties for a premium and retain the servicing rights, for which we earn a 1% fee, and maintain the nonguaranteed portion in our loan portfolio.

SBA loans held in our loan portfolio totaled $74.2 million and $76.9 million at December 31, 2019 and 2018, respectively. We intend to continue to lend under the SBA lending program at volumes determined by market demand.

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

1-4 single family residential real estate loans totaled $375.7 million as of December 31, 2019 and represented an increase of $96.1 million, or 34.3%, from $279.7 million as of December 31, 2018. Foreign national loans comprised $134.0 million, or 35.7%, of 1-4 single family residential real estate loans as of December 31, 2019, compared to $129.3 million, or 46.9%, of 1-4 single family residential real estate loans as of December 31, 2018. The increase was primarily due to increased productivity and portfolio size of existing lenders in response to an increase in market demand.

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

Construction loans totaled $259.4 million as of December 31, 2019 and represented an increase of $99.7 million, or 62.4%, from $159.7 million as of December 31, 2018. The increase was primarily due to acquired loans and an increase in market demand as a result of the stabilization of metropolitan market areas.

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

Commercial real estate loans consist of owner and nonowner-occupied commercial real estate loans, multifamily loans and farmland. Total commercial real estate loans of $753.8 million as of December 31, 2019 represented an increase of $350.0 million, or 86.7%, from $403.8 million as of December 31, 2018. The increase was primarily due to loans acquired in the Beeville and Citizens acquisition as well as increased productivity and portfolio size of existing lenders in response to an increase in market demand.

Owner and nonowner-occupied commercial real estate loans

Owner-occupied commercial real estate loans totaled $353.3 million as of December 31, 2019 and $135.7 million as of December 31, 2018. Owner-occupied real estate loans comprised 47.0% and 34.1% of total commercial real estate loans as of December 31, 2019 and 2018, respectively.

Nonowner-occupied commercial real estate loans totaled $326.1 million as of December 31, 2019 and $220.1 million as of December 31, 2018. Nonowner-occupied commercial real estate loans comprised 43.3% and 55.3% of total commercial real estate loans as of December 31, 2019 and 2018, respectively.

Multifamily loans and farmland

Multifamily loans totaled $10.6 million at December 31, 2019 and $1.8 million at December 31, 2018. Multifamily loans comprised 1.4% and 0.4% of total commercial real estate loans as of December 31, 2019 and 2018, respectively.

Multifamily loans are not a focus of the Bank, and we do not expect this portion of the portfolio to represent a large portion of our growth going forward. Farmland loans totaled $63.8 million at December 31, 2019 and $40.4 million at December 31, 2018. The increase in farmland loans was primarily due to loans acquired in the Beeville acquisition.

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

Consumer loans and leases totaled $22.8 million as of December 31, 2019 and represented a decrease of $1.6 million, or 6.6%, from $24.4 million as of December 31, 2018. Leases comprised $6.2 million and $12.8 million of total consumer loans and leases at December 31, 2019 and 2018, respectively.

Municipal and other loans

Municipal and other loans consist primarily of loans made to municipalities and emergency service, hospital and school districts as well as agricultural loans.

We make loans to municipalities and emergency service, hospital and school districts primarily throughout Texas. The majority of these loans have tax or revenue pledges and in some cases are additionally supported by collateral. Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service. Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities. Total loans to municipalities and emergency service, hospital and school districts and others were $72.5 million and $61.3 million as of December 31, 2019 and 2018, respectively. This increase is primarily driven by the municipal loans obtained during the Beeville acquisition.

For a more detailed discussion of the type of loans in our loan portfolio, see “Business—Lending Activities.”

The following table summarizes the loan contractual maturity distribution by type and by related interest rate characteristics as of the date indicated:

	As of December 31, 2019
	One Year or Less	After One but Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial loans	$87,206	$112,978	$82,765	$282,949
Real estate:
1-4 single family residential loans	30,694	88,062	256,987	375,743
Construction, land and development loans	143,696	77,030	38,658	259,384
Commercial real estate loans (including multifamily)	85,210	306,681	361,921	753,812
Consumer loans and leases	6,831	12,644	3,294	22,769
Municipal and other loans	15,266	18,259	39,000	72,525
Total loans held in portfolio	$368,903	$615,654	$782,625	$1,767,182
Predetermined (fixed) interest rates		$380,864	$140,760
Floating interest rates		234,790	641,865
Total		$615,654	$782,625

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

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due, other real estate owned and repossessed assets and restructured loans as of the dates indicated:

	As of December 31,
	2019	2018	2017	2016
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial and industrial loans	$2,579	$3,570	$1,927	$1,638
Real estate:
1-4 single family residential loans	1,901	1,090	1,135	1,296
Construction, land and development loans	214	—	—	—
Commercial real estate loans (including multifamily)	1,700	354	447	778
Consumer loans and leases	71	17	53	95
Municipal and other loans	—	—	—	—
Total nonaccrual loans	6,465	5,031	3,562	3,807
Accruing loans 90 days or more past due	2	288	33	—
Total nonperforming loans	6,467	5,319	3,595	3,807
Other real estate owned and repossessed assets	3,653	782	21	23
Total nonperforming assets	$10,120	$6,101	$3,616	$3,830
Restructured loans(1)	$209	$210	$270	$261

(1)

Performing troubled debt restructurings represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Nonperforming loans totaled $6.5 million at December 31, 2019, an increase of $1.1 million, or 21.6%, from $5.3 million at December 31, 2018. Nonperforming assets totaled $10.1 million at December 31, 2019, an increase of $4.0 million, or 65.9%, from $6.1 million at December 31, 2018. This increase was primarily driven by the purchased loan portfolios.

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

The following table sets forth our asset and credit quality ratios for the periods presented:

	For the Years Ended December 31,
	2019	2018	2017	2016
Asset and Credit Quality Ratios:
Nonperforming loans to loans held for investment(1)	0.37%	0.49%	0.41%	0.49%
Nonperforming assets to loans plus OREO	0.57%	0.56%	0.42%	0.50%
Nonperforming assets to total assets(2)	0.42%	0.42%	0.35%	0.39%
Net charge-offs to average loans	0.17%	0.16%	0.14%	0.05%
Allowance for loan and lease losses to nonperforming loans	104.18%	118.18%	157.22%	114.45%
Allowance for loan and lease losses to loans held for investment	0.38%	0.58%	0.65%	0.56%
Allowance for loan and lease losses to organic loans(3)	0.57%	0.64%	0.65%	0.56%

(1)	Nonperforming loans include loans on nonaccrual status and accruing loans 90 or more days past due.
(2)	Nonperforming assets include loans on nonaccrual status, accruing loans 90 days or more past due and other real estate owned and repossessed assets.
(3)	Organic loans exclude loans acquired through a business combination.

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

The following tables summarize the allocation of allowance for loan and lease losses related to our loans as of the dates and for the periods presented. This allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans:

	Allowance Rollforward
Year Ended December 31, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,453	$(2,508)	$147	$1,986	$4,078
Real estate:
1-4 single family residential loans	59	—	65	(93)	31
Construction, land and development loans	731	—	—	324	1,055
Commercial real estate loans (including multifamily)	960	—	—	491	1,451
Consumer loans and leases	80	(134)	20	102	68
Municipal and other loans	3	—	5	46	54
Ending allowance balance	$6,286	$(2,642)	$237	$2,856	$6,737

	Allowance Rollforward
Year Ended December 31, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,046	$(1,465)	$75	$2,797	$4,453
Real estate:
1-4 single family residential loans	902	(5)	—	(838)	59
Construction, land and development loans	441	—	—	290	731
Commercial real estate loans (including multifamily)	898	—	—	62	960
Consumer loans and leases	198	(132)	1	13	80
Municipal and other loans	167	—	—	(164)	3
Ending allowance balance	$5,652	$(1,602)	$76	$2,160	$6,286

	Allowance Rollforward
Year Ended December 31, 2017	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,347	$(974)	$7	$1,666	$3,046
Real estate:
1-4 single family residential loans	647	(23)	—	278	902
Construction, land and development loans	364	—	—	77	441
Commercial real estate loans (including multifamily)	667	(34)	—	265	898
Consumer loans and leases	186	(156)	—	168	198
Municipal and other loans	146	—	—	21	167
Ending allowance balance	$4,357	$(1,187)	$7	$2,475	$5,652

	Allowance Rollforward
Year Ended December 31, 2016	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$1,119	$(282)	$58	$1,452	$2,347
Real estate:
1-4 single family residential loans	623	(3)	—	27	647
Construction, land and development loans	398	(32)	30	(32)	364
Commercial real estate loans (including multifamily)	670	—	—	(3)	667
Consumer loans and leases	89	(113)	6	204	186
Municipal and other loans	177	—	—	(31)	146
Ending allowance balance	$3,076	$(430)	$94	$1,617	$4,357

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

On November 14, 2018, we closed the Comanche acquisition. At the date of acquisition, Comanche had $117.2 million in loans. In accordance with ASC 805 Business Combinations, we utilized a third party to value the loan portfolio as of the acquisition date. Based upon the third party valuation, the fair value of the loans was approximately $116.2 million at the acquisition date. The overall discount calculated was $946 thousand and is being accreted into interest income over the life of the loans.

On April 2, 2019, we completed the acquisition of First Beeville Financial Corporation and its subsidiary, The First National Bank of Beeville.  At the date of acquisition, Beeville had $298.9 million in loans. Based upon a third party valuation the fair value of the loan portfolio was approximately $296.4 million. The overall discount calculated was $2.5 million and is being accreted into interest income over the life of the loans.

On November 5, 2019, the Company completed its acquisition of Chandler Bancorp Inc. and its subsidiary, Citizens State Bank.  At the date of acquisition, Citizens had $253.1 million in loans. Based upon a third party valuation the fair value of the loan portfolio was approximately $250.3 million. The overall discount calculated was $2.8 million and is being accreted into interest income over the life of the loans.

As of December 31, 2019, all purchased loans were excluded from the allowance for loan and lease losses calculation.  To determine if the portfolio had experienced greater than anticipated deterioration between the acquisition date and December 31, 2019, the Bank evaluated each of the purchased loan portfolios with the exception of the Citizens loan portfolio given the recent close of the transaction.  The evaluation consisted of analysing the purchased loan portfolio utilizing the current allowance for loan and lease losses model.  The model did not indicate the need for an additional allowance on either the Comanche or Beeville portfolios.

Purchased credit impaired loans related to the Comanche acquisition were insignificant, and the Bank did not identify any purchased credit impaired loans related to the Beeville acquisition. Management has identified purchased credit impaired loans related to the Citizens of approximately $427 thousand and is currently in the process of evaluating the fair value of these loans based upon expected cash flows compared to contractual cash flows.

The allowance for loan and lease losses increased $451 thousand to $6.7 million at December 31, 2019 from $6.3 million at December 31, 2018, primarily due to charge-offs in our SBA loan portfolio. The allowance for loan and lease losses as a percentage of nonperforming loans and allowance for loan and lease losses as a percentage of loans held for investment was 104.18% and 0.38%, respectively, as of December 31, 2019, compared to 118.18% and 0.58%, respectively, as of December 31, 2018.

Net loan charge-offs for the year ended December 31, 2019 totaled $2.4 million, an increase from $1.5 million of net loan charge-offs for the same period of 2018. The increase in net charge-offs for the year ended December 31, 2019 primarily related to charge-offs in our SBA loan portfolio. These losses were anticipated and provided for as the SBA loan portfolio matures. The ratio of net loan charge-offs to average loans outstanding during the years ended December 31, 2019 and 2018 was 0.17% and 0.16%, respectively.

The following table provides the allocation of the allowance for loan and lease losses as of the dates presented:

	As of December 31,
	2019		2018		2017		2016
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
			(Dollars in thousands)
Commercial and industrial loans	$4,078	16.0%	$4,453	15.8%	$3,046	15.4%	$2,347	15.1%
Real estate:
1-4 single family residential loans	31	21.3%	59	25.4%	902	27.1%	647	26.8%
Construction, land and development loans	1,055	14.7%	731	14.5%	441	15.9%	364	14.6%
Commercial real estate loans (including multifamily)	1,451	42.7%	960	36.6%	898	32.9%	667	32.7%
Consumer loans and leases	68	1.3%	80	2.2%	198	2.6%	186	3.4%
Municipal and other loans	54	4.1%	3	5.6%	167	6.1%	146	7.3%
Ending allowance balance	$6,737	100.0%	$6,286	100.0%	$5,652	100.0%	$4,357	100.0%

Bank-owned Life Insurance (“BOLI”)

BOLI policies are held in order to insure key, active employees and former directors the Bank. Policies are recorded at the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable.

The following table summarizes the changes in the cash surrender value of BOLI for the periods presented:

	For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$7,401	$479	$477
Additions from premium payments	—	—	—
Additions from business combination	7,903	6,903	—
Net gain in cash surrender value	306	19	2
Balance at end of period	$15,610	$7,401	$479

As of December 31, 2019 and 2018, the BOLI cash surrender value was $15.6 million and $7.4 million, respectively. We recognized $306 thousand, $19 thousand and $2 thousand of BOLI income for the years ended December 31, 2019, 2018 and 2017, respectively. The total death benefit of the BOLI policies at December 31, 2019 was $40.8 million.

Deposits

We expect deposits to be our primary funding source in the future as we optimize our deposit mix by continuing to shift our deposit composition from higher cost time deposits to lower cost demand deposits. Non-time deposits include demand deposits, NOW accounts, and savings and money market accounts.

The following table shows the deposit mix as of the dates presented:

	As of December 31,
	2019		2018
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$444,822	23.1%	$256,784	21.7%
Interest-bearing demand deposits	370,467	19.2%	124,933	10.6%
Interest-bearing NOW accounts	28,204	1.5%	7,961	0.7%
Savings and money market accounts	404,886	21.0%	245,928	20.8%
Time deposits	679,747	35.3%	547,042	46.2%
Total deposits	$1,928,126	100.1%	$1,182,648	100.0%

Total deposits at December 31, 2019 were $1.93 billion, an increase of $745.5 million, or 63.0%, from total deposits at December 31, 2018 of $1.18 billion.

The average cost of deposits for the year ended December 31, 2019 was 1.01%. This represents an increase of 6 basis points compared to the average cost of deposits of 0.95% for the year ended December 31, 2018. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2019. For the year ended December 31, 2019, the average rate paid on time deposits was 1.90% compared to 1.56% for the year ended December 31, 2018.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

As of December 31, 2019
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$129,018
After three months through six months	104,459
After six months through twelve months	201,421
After twelve months	102,648
Total	$537,546

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB borrowings : The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2019 and 2018, total remaining borrowing capacity of $381.3 million and $292.3 million, respectively, was available under this arrangement. As of December 31, 2019 we did not have any short-term FHLB borrowings. As of December 31, 2018, we had $12.5 million of short-term FHLB borrowings, with an average interest rate of 2.42%. We had long-term FHLB borrowings of $90.4 million and $65.1 million as of December 31, 2019 and 2018, respectively, with an average interest rate of 2.38% and 2.11%, respectively.

Secured borrowings : Due to the rights retained on certain loan participations sold, the Company is deemed to have retained effective control over these loans under Financial Accounting Standards Board (“FASB”)’s Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing”, and therefore these participations sold must be accounted for as a secured borrowing. At December 31, 2019, total secured borrowings were $14.7 million representing an increase in loans held for investment and matching increase in long-term borrowings.  At December 31, 2018, total secured borrowings were $9.9 million representing an increase in loans held for investment and matching increase in long-term borrowings.

Line of credit : We entered into a line of credit with a third party lender in May 2017 that allows us to borrow up to $20.0 million. The interest rate on this line of credit is based upon 90-day LIBOR plus 4.0%, and unpaid principal and interest is due at the stated maturity of May 12, 2022. This line of credit is secured by a pledge of all of the common stock of the Bank. This line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender. During 2019, the line of credit was increased to a total borrowing capacity of $50.0 million all of which was available at December 31, 2019. At December 31, 2018, total borrowing capacity of $20.0 million was available under this line of credit.

Trust Preferred Securities: We acquired trust preferred securities through the Comanche acquisition. The trust preferred securities mature September 15, 2036, are redeemable at the Company’s option and bear interest at a variable rate per annum equal to the three-month LIBOR plus 1.65%. Under applicable regulatory guidelines, these trust preferred securities qualify as tier 1 capital. During 2019, the trust preferred securities were redeemed at par. At December 31, 2018, the balance outstanding was $2.8 million.

Total borrowings consisted of the following as of the dates presented:

	As of December 31,
	2019	2018
	(Dollars in thousands)
Short-term FHLB borrowings	$—	$12,500
Long-term FHLB borrowings	90,437	65,105
Secured borrowings	14,703	9,868
Third-party lender line of credit	—	—
Trust preferred securities	—	2,811
Total borrowings	$105,140	$90,284

At December 31, 2019, total borrowings were $105.1 million, an increase of $14.9 million, or 16.5%, from $90.3 million at December 31, 2018. The increase in total borrowings was primarily driven by the FHLB advances outstanding associated with the Citizens acquisition.

Short-term borrowings consist of debt with maturities of one year or less. Our short-term borrowings consist of FHLB borrowings and a third party line of credit. The following table is a summary of short-term borrowings as of and for the periods presented:

	As of and for the Years Ended December 31,
	2019	2018
	(Dollars in thousands)
Short-term borrowings:
Maximum outstanding at any month-end during the period	$12,500	$22,500
Balance outstanding at end of period	—	12,500
Average outstanding during the period	12,500	16,068
Average interest rate during the period	2.42%	1.88%
Average interest rate at the end of the period	0.00%	2.42%

We maintained five, unsecured Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $90.0 million as of December 31, 2019.  We maintained four, unsecured Federal Funds lines of credit with commercial banks with an availability to borrow up to an aggregate $35.0 million as of December 31, 2018. There were no advances under these lines of credit outstanding as of December 31, 2019 or 2018.

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$198,796	$99,139	$92,896
Net income	21,136	9,978	4,753
Shares issued in offering, net(1)	46,535	42,058	—
Shares issued in business combination	78,083	40,692	—
Exercise of stock options and warrants	1,966	3,902	471
Stock-based compensation	665	672	1,520
Treasury Stock Purchases	(289)
Other comprehensive income (loss)	(1,187)	2,355	(501)
Balance at end of period	$345,705	$198,796	$99,139

(1)	Shares issued in offering were net of expenses of $442 thousand and $452 thousand.

Net income totaled $21.1 million for the year ended December 31, 2019, an increase of $11.1 million, compared to $10.0 million for the year ended December 31, 2018. Our results of operations for the year ended December 31, 2019 produced a return on average assets of 1.14% compared to 0.89% for the prior year. Our results of operations for the year ended December 31, 2019 produced a return on average stockholders’ equity of 8.38% compared to 6.77% for the prior year.

Stockholders’ equity was $345.7 million as of December 31, 2019, an increase of $146.9 million from $198.8 million as of December 31, 2018. The increase was primarily driven by the proceeds raised during our secondary offering of $46.5 million, the value of the shares issued in the Beeville and Citizens acquisitions of $78.1 million, and net income of $21.1 million.

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

Contractual Obligations

The following table presents information regarding our outstanding contractual obligations and other commitments to make future payments as of December 31, 2019, which consist of our future cash payments associated with our time deposits, operating lease obligations and contractual obligations pursuant to our FHLB advances and other borrowings. Payments related to our leases are based on actual payments specified in the underlying contracts.

As of December 31, 2019	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(Dollars in thousands)
Contractual obligations:
Time deposits	$697,414	$551,500	$128,703	$17,211	$—
Operating lease obligations	3,184	1,318	1,654	212	—
FHLB advances and other borrowings	114,449	14,252	4,521	22,395	73,281
Construction in process	3,398	3,398	—	—	—
Total	$818,445	$570,468	$134,878	$39,818	$73,281

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

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We seek to minimize our exposure to loss under these commitments by subjecting them to prior credit approval and ongoing monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. As of December 31, 2019 and 2018, our reserve for unfunded commitments totaled $98 thousand and $48 thousand, respectively.

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

The following table summarizes our commitments as of the dates presented:

	As of December 31,
	2019	2018
	(Dollars in thousands)
Unfunded loan commitments	$243,568	$176,156
Commercial and standby letters of credit	1,232	547
Total	$244,800	$176,703

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

Capital Resources

We are required to comply with certain “risk-based” capital adequacy guidelines issued by the Federal Reserve and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the “credit-equivalent” amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts.

Under the Basel III Capital Rules, we are required to maintain the following minimum capital to risk-adjusted assets requirements: (i) a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”); (ii) a tier 1 capital ratio of 6.0% (8.0% to be considered “well capitalized”), and (iii) a total capital ratio of 8.0% (10.0% to be considered “well capitalized”). Under the Basel III rules that became effective on January 1, 2015, there is a requirement for a common phased-in equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over four years beginning in 2016. We have included the 0.625% increase for 2019 and 2018 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis as of January 1, 2019.

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

The following table sets forth the regulatory capital ratios, excluding the impact of the capital conservation buffer, as of the dates indicated:

	Minimum Capital Requirement	Minimum Capital Requirement with Capital Buffer	Minimum to Be Well Capitalized	December 31,
				2019	2018
Capital ratios (Company):
Tier 1 leverage ratio	4.0%	4.000%	N/A	12.37%	12.11%
Common equity tier 1 capital ratio	4.5%	7.000%	N/A	14.47%	14.56%
Tier 1 risk-based capital ratio	6.0%	8.500%	N/A	14.47%	14.81%
Total risk-based capital ratio	8.0%	10.500%	N/A	14.85%	15.37%
Capital ratios (Bank):
Tier 1 leverage ratio	4.0%	4.000%	5.0%	11.29%	11.04%
Common equity tier 1 capital ratio	4.5%	7.000%	6.5%	13.98%	12.38%
Tier 1 risk-based capital ratio	6.0%	8.500%	8.0%	13.98%	12.38%
Total risk-based capital ratio	8.0%	10.500%	10.0%	14.36%	12.94%

At December 31, 2019, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At December 31, 2019, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2019 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

As of December 31, 2019, we had a tier 1 leverage ratio of 12.37%. As of December 31, 2019, the Bank had a tier 1 leverage ratio of 11.29%, which provided $89.6 million of excess capital relative to the minimum requirements to be considered well capitalized.

For a discussion of the changes in our total stockholders’ equity at December 31, 2019 as compared with December 31, 2018, please see the discussion under “—Stockholders’ Equity” above.

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2019 and 2018, our liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. The Bank maintained five unsecured Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $90.0 million as of December 31, 2019.  We maintained four, unsecured Federal Funds lines of credit with commercial banks with an availability to borrow up to an aggregate $35.0 million as of December 31, 2018. The Company drew $21 million on the line of credit during 2019 to fund the Beeville acquisition and repaid the outstanding amount plus interest in July 2019.  There were no advances under these lines of credit outstanding as of December 31, 2019 or 2018.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the periods indicated. Average assets were $1.86 billion for the year ended December 31, 2019 and $1.13 billion for the year ended December 31, 2018.

	As of and for the Years Ended December 31,
	2019	2018	2017
Sources of funds:
Deposits:
Noninterest-bearing	19.0%	16.6%	16.1%
Interest-bearing	63.4%	62.5%	66.3%
Advances from FHLB and other borrowings	3.9%	7.5%	7.6%
Other liabilities	0.2%	0.3%	0.2%
Stockholders' equity	13.5%	13.1%	9.8%
Total	100.0%	100.0%	100.0%
Uses of funds:
Loans	75.8%	83.9%	82.4%
Investment securities and other	8.8%	5.3%	2.9%
Interest-bearing deposits in other banks	7.3%	2.5%	8.2%
Other noninterest-earning assets	8.1%	8.3%	6.5%
Total	100.0%	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	23.1%	21.0%	19.6%
Average loans to average deposits	92.0%	106.1%	99.9%

Our primary source of funds is deposits and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including loans held for sale, increased 49.4% for the year ended December 31, 2019 compared to the year ended December 31, 2018. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 2.46 years and an effective duration of 2.09 years as of December 31, 2019.

As of December 31, 2019, we had outstanding $243.6 million in commitments to extend credit and $1.2 million in commitments associated with outstanding commercial and standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2019, we believe we had no exposure to future cash requirements associated with known uncertainties. Capital expenditures, including buildings and construction in process, for the years ended December 31, 2019 and 2018 were $7.2 million and $4.9 million, respectively.

We had cash and cash equivalents of $326.0 million and $89.0 million as of December 31, 2019 and 2018, respectively. The increase was primarily due to the cash received from the sale of securities.

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

The following table summarizes the simulated change in net interest income over a 12-month horizon:

December 31, 2019
Change in interest rates (basis points)	% Change in Net Interest Income
+300	10.01%
+200	6.59%
+100	3.25%
Base	0.00%
-100	-2.29%

The following table summarizes an immediate shock in the fair value of equity as of the date indicated:

December 31, 2019
Change in interest rates (basis points)	% Change in Fair Value of Equity
+300	7.79%
+200	6.02%
+100	3.79%
Base	0.00%
-100	-5.08%

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

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

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

Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP, and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed in this Annual Report on Form 10-K as being non-GAAP financial measures. We classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.

The non-GAAP financial measures that we discuss in this Annual Report on Form 10-K should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this Annual Report on Form 10-K may differ from that of other banking organizations reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in this Annual Report on Form 10-K when comparing such non-GAAP financial measures.

Adjusted Earnings per Common Share – Basic and Diluted

Adjusted earnings per common share – basic and diluted is a non-GAAP financial measure that excludes gains on security sales and merger related expenses. In our judgment, the adjustments made to net income allow investors and analysts to better assess our basic and diluted earnings per common share by removing the volatility that is associated with items that are unrelated to our core business.

Gain on sale of securities for the year ended December 31, 2019 was $3.6 million, after-tax.  There were no security gains for the years ended December 31, 2018 or 2017. Merger related expenses for the years ended December 31, 2019 and 2018 consisted of $4.0 million and $1.5 million, after-tax, respectively. There were no merger related expenses for the years ended December 31, 2017 and 2016.

The following table reconciles, as of the date set forth below, basic and diluted earnings per common share and presents our basic and diluted earnings per common share exclusive of the impact of the impact of our merger related adjustments:

	As of or for the Years Ended December 31,
	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Basic and diluted earnings per share - GAAP basis:
Net income	$21,136	$9,978	$4,753	$3,715
Less:
Participated securities share of undistributed earnings	—	—	23	87
Net income available to common stockholders	$21,136	$9,978	$4,730	$3,628
Weighted average number of common shares - basic	14,697,342	9,258,216	7,233,783	7,065,243
Weighted average number of common shares - diluted	15,112,827	9,642,408	7,519,944	7,205,709
Basic earnings per common share	$1.44	$1.08	$0.65	$0.51
Diluted earnings per common share	$1.40	$1.03	$0.63	$0.50
Basic and diluted earnings per share - Non-GAAP basis:
Net income available to common stockholders	$21,136	$9,978	$4,730	$3,628
Pre-tax adjustments:
Noninterest income
Gain on sale of investment securities	(4,582)	—	—	(69)
Noninterest expense
Merger related expenses	4,858	1,717	—	—
Taxes:
Tax effect of adjustments	181	(204)	—	24
Adjusted net income	$21,593	$11,491	$4,730	$3,604
Weighted average number of common shares - basic	14,697,342	9,258,216	7,233,783	7,065,243
Weighted average number of common shares - diluted	15,112,827	9,642,408	7,519,944	7,205,709
Basic earnings per common share	$1.47	$1.24	$0.65	$0.51
Diluted earnings per common share	$1.43	$1.19	$0.63	$0.50

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible equity and presents our tangible book value per share compared to our book value per share:

	As of December 31,
	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Total stockholders' equity	$345,705	$198,796	$99,139	$92,896
Less:
Goodwill and other intangible assets	79,975	26,811	7,971	8,674
Tangible stockholders' equity	$265,730	$171,985	$91,168	$84,222
Shares outstanding(1)	18,258,222	12,103,753	7,280,183	7,239,763
Book value per share(1)(2)	$18.93	$16.42	$13.62	$12.83
Less:
Goodwill and other intangible assets per share(1)(3)	4.38	2.21	1.10	1.20
Tangible book value per share	$14.55	$14.21	$12.52	$11.63

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible equity and total assets to tangible assets:

	As of December 31,
	2019	2018	2017	2016
		(Dollars in thousands)
Total stockholders' equity to total assets - GAAP basis:
Total stockholders' equity (numerator)	$345,705	$198,796	$99,139	$92,896
Total assets (denominator)	2,384,622	1,466,753	1,030,298	980,489
Total stockholders' equity to total assets	14.50%	13.55%	9.62%	9.47%
Tangible equity to tangible assets - Non-GAAP basis:
Tangible equity:
Total stockholders' equity	$345,705	$198,796	$99,139	$92,896
Less:
Goodwill and other intangible assets	79,975	26,811	7,971	8,674
Total tangible common equity (numerator)	$265,730	$171,985	$91,168	$84,222
Tangible assets:
Total assets	$2,384,622	$1,466,753	$1,030,298	$980,489
Less:
Goodwill and other intangible assets	79,975	26,811	7,971	8,674
Total tangible assets (denominator)	$2,304,647	$1,439,942	$1,022,327	$971,815
Tangible equity to tangible assets	11.53%	11.94%	8.92%	8.67%

Net Interest Margin

We show net interest margin on a fully taxable equivalent basis, which is a non-GAAP financial measure.

We believe the fully tax equivalent basis is the preferred industry measurement basis for net interest margin and that it enhances comparability of net interest income arising from taxable and tax-exempt sources.

The following table reconciles, as of the dates set forth below, net interest margin on a fully taxable equivalent basis:

	As of and for the Years Ended December 31,
	2019	2018	2017	2016
	(Dollars in thousands)
Net interest margin - GAAP basis:
Net interest income	$77,890	$47,015	$38,579	$33,480
Average interest-earning assets	1,711,018	1,032,553	943,025	839,109
Net interest margin	4.55%	4.55%	4.09%	3.99%
Net interest margin - Non-GAAP basis:
Net interest income	$77,890	$47,015	$38,579	$33,480
Plus:
Impact of fully taxable equivalent adjustment	445	558	935	811
Net interest income on a fully taxable equivalent basis	$78,335	$47,573	$39,514	$34,291
Average interest-earning assets	$1,711,018	$1,032,553	$943,025	$839,109
Net interest margin on a fully taxable equivalent basis - Non-GAAP basis	4.58%	4.61%	4.19%	4.09%

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

Our accounting policies and estimates are described in greater detail in Note 1 Summary of Significant Accounting Policies in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. See “Risk Factors” for a discussion of information that should be considered in connection with an investment in our securities.

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

Recently Issued Accounting Pronouncements

See Note 1 Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the impact of new accounting pronouncements which we have adopted.

Item 8. Financial Statements and Supplementary Data

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Spirit of Texas Bancshares, Inc.

Conroe, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spirit of Texas Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

March 16, 2020

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2019	2018
Assets:
Cash and due from banks	$32,490	$22,664
Interest-bearing deposits in other banks	293,467	66,351
Total cash and cash equivalents	325,957	89,015
Time deposits in other banks	490	—
Investment securities:
Available for sale securities, at fair value	96,937	179,461
Total investment securities	96,937	179,461
Loans held for sale	3,989	3,945
Loans:
Loans held for investment	1,767,182	1,102,808
Less: allowance for loan and lease losses	(6,737)	(6,286)
Loans, net	1,760,445	1,096,522
Premises and equipment, net	75,150	53,877
Accrued interest receivable	6,507	4,934
Other real estate owned and repossessed assets	3,653	782
Goodwill	68,503	18,253
Core deposit intangible	11,472	8,558
SBA servicing asset	3,355	3,965
Deferred tax asset, net	—	328
Bank-owned life insurance	15,610	7,401
Federal Home Loan Bank and other bank stock, at cost	8,310	5,304
Other assets	4,244	4,276
Total assets	$2,384,622	$1,476,621
Liabilities and stockholders' equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$444,822	$256,784
Interest-bearing	803,557	378,822
Total transaction accounts	1,248,379	635,606
Time deposits	679,747	547,042
Total deposits	1,928,126	1,182,648
Accrued interest payable	1,219	702
Short-term borrowings	—	12,500
Long-term borrowings	105,140	77,784
Deferred tax liability, net	672	—
Other liabilities	3,760	4,191
Total liabilities	2,038,917	1,277,825
Commitments and contingencies (Note 17)
Stockholders' equity:
Common stock, no par value; 50 million shares authorized; 18,272,245 and 12,103,753 shares issued; 18,258,222 and 12,103,753 outstanding	297,188	169,939
Retained earnings	48,139	27,003
Accumulated other comprehensive income (loss)	667	1,854
Treasury stock, 14,023 shares repurchased	(289)	—
Total stockholders' equity	345,705	198,796
Total liabilities and stockholders' equity	$2,384,622	$1,476,621

The accompanying notes are an integral part of these consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Interest income:
Interest and fees on loans	$87,546	$55,087	$45,411
Interest and dividends on investment securities	4,624	1,508	517
Other interest income	3,090	744	979
Total interest income	95,260	57,339	46,907
Interest expense:
Interest on deposits	15,540	8,482	6,602
Interest on FHLB advances and other borrowings	1,830	1,842	1,726
Total interest expense	17,370	10,324	8,328
Net interest income	77,890	47,015	38,579
Provision for loan losses	2,856	2,160	2,475
Net interest income after provision for loan losses	75,034	44,855	36,104
Noninterest income:
Service charges and fees	3,710	1,887	1,501
SBA loans servicing fees	929	2,727	1,794
Mortgage referral fees	713	621	634
Gain on sales of loans, net	4,014	5,120	5,684
Gain (loss) on sales of investment securities	4,582	—	—
Other noninterest income	619	134	25
Total noninterest income	14,567	10,489	9,638
Noninterest expense:
Salaries and employee benefits	36,175	27,512	23,338
Occupancy and equipment expenses	6,884	5,215	5,123
Professional services	4,054	3,055	1,845
Data processing and network	3,036	1,276	1,266
Regulatory assessments and insurance	422	1,094	924
Amortization of intangibles	3,630	917	703
Advertising	623	381	551
Marketing	538	508	579
Telephone expense	993	414	409
Conversion expense	1,992	160	—
Other operating expenses	4,697	2,832	2,664
Total noninterest expense	63,044	43,364	37,402
Income before income tax expense	26,557	11,980	8,340
Income tax expense	5,421	2,002	3,587
Net income	21,136	9,978	4,753
Earnings per common share:
Basic	$1.44	$1.08	$0.65
Diluted	$1.40	$1.03	$0.63
Weighted average common shares outstanding:
Basic	14,697,342	9,258,216	7,233,783
Diluted	15,112,827	9,642,408	7,519,944

The accompanying notes are an integral part of these consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net income	$21,136	$9,978	$4,753
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of taxes of $(662), $(626) and $133, respectively	2,510	2,355	(501)
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $983, $0 and $0, respectively	(3,697)	—	—
Total other comprehensive income (loss)	(1,187)	2,355	(501)
Total comprehensive income	$19,949	$12,333	$4,252

The accompanying notes are an integral part of these consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Shares of Common	Shares of Preferred	Common	Preferred	Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Stock	Stock	Stock	Earnings	Stock	Income (Loss)	Equity
Balance as of January 1, 2017	7,069,527	170,236	$78,871	$1,753	$12,272	$-	$-	$92,896
Net income	—	—	—	—	4,753	—	—	4,753
Conversion of preferred stock	170,236	(170,236)	1,753	(1,753)	—	—	—	—
Exercise of stock options and warrants	40,419	—	471	—	—	—	—	471
Issuance of common stock	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,520	—	—	—	—	1,520
Other comprehensive income (loss)	—	—	—	—	—	—	(501)	(501)
Balance as of December 31, 2017	7,280,183	—	82,615	—	17,025	—	(501)	99,139
Net income	—	—	—	—	9,978	—	—	9,978
Shares issued in offering, net (1)	2,300,000	—	42,058	—	—	—	—	42,058
Shares issued in business combination	2,142,811	—	40,692	—	—	—	—	40,692
Exercise of stock options and warrants	380,759	—	3,902	—	—	—	—	3,902
Stock-based compensation	—	—	672	—	—	—	—	672
Other comprehensive income (loss)	—	—	—	—	—	—	2,355	2,355
Balance as of December 31, 2018	12,103,753	—	169,939	—	27,003	—	1,854	198,796
Net income	—	—	—	—	21,136	—	—	21,136
Shares issued in offering, net (1)	2,300,000	—	46,535	—	—	—	—	46,535
Shares issued in business combination	3,679,191	—	78,083	—	—	—	—	78,083
Exercise of stock options and warrants	189,301	—	1,966	—	—	—	—	1,966
Stock-based compensation	—	—	665	—	—	—	—	665
Treasury stock purchases	(14,023)	—	—	—	—	(289)	—	(289)
Other comprehensive income (loss)	—	—	—	—	—	—	(1,187)	(1,187)
Balance as of December 31, 2019	18,258,222	—	$297,188	$—	$48,139	$(289)	$667	$345,705

(1)	Shares issued in offering were net of expenses of $452 thousand for the 2018 offering and $442 thousand for the 2019 offering.

The accompanying notes are an integral part of these consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$21,136	$9,978	$4,753
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,856	2,160	2,475
Depreciation and amortization	3,235	2,167	1,762
Net amortization (accretion) of premium (discount) on investment securities	400	306	237
Amortization of intangible assets	3,630	917	703
Accretion of discount on retained SBA loans	(941)	(1,287)	(946)
Deferred tax expense (benefit)	1,730	1,065	(50)
Originations of loans held for sale	(47,725)	(69,424)	(71,185)
Proceeds from loans held for sale	51,885	74,453	77,169
Net gains on sale of loans held for sale	(4,014)	(5,120)	(5,684)
(Gain) loss on sale of other real estate owned and repossessed assets	(48)	21	—
(Gain) loss on sale of investment securities	(4,582)	—	—
(Gain) loss on sale of premises and equipment	—	—	45
Fair value adjustment on SBA servicing asset	1,545	831	1,211
Stock-based compensation	665	672	1,520
Increase in cash surrender value of BOLI	(306)	(19)	(2)
Net change in operating assets and liabilities:
Net change in accrued interest receivable	35	(2)	(981)
Net change in accrued interest payable	103	103	143
Net change in other assets	520	167	584
Net change in other liabilities	(1,890)	(2,893)	2,098
Net cash provided by (used in) operating activities	28,234	14,095	13,852
Cash flows from investing activities:
Purchase of investment securities available for sale	(63,298)	—	(40,414)
Sales of investment securities available for sale	171,260	—	—
Paydown and maturities of investment securities available for sale	35,501	6,975	2,305
Net sale (purchase) of FHLB and other bank stock	530	(161)	(69)
Net decrease in time deposits in other banks	—	245	—
Proceeds from the sale of loans held for investment	—	1,451	—
Net change in loans	(124,163)	(113,597)	(101,754)
Proceeds from the sale of other real estate owned	1,445	57	474
Purchase of premises and equipment	(7,229)	(6,617)	(14,164)
Proceeds from the sale of premises and equipment	—	—	502
Net cash received in business combination	94,453	44,887	—
Net cash provided by (used in) investing activities	108,499	(66,760)	(153,120)
Cash flows from financing activities:
Net change in deposits	75,306	49,502	20,930
Cash received at redemption of trust preferred securities	77	—	—
Proceeds from long-term borrowings	25,598	3,025	19,177
Repayment of long-term borrowings	(41,318)	(14,331)	(8,782)
Proceeds from short-term borrowings	—	32,500	15,000
Repayment of short-term borrowings	(12,500)	(35,000)	(5,000)
Net change in secured borrowings	4,834	2,075	3,189
Shares issued in offering, net(1)	46,535	42,058	—
Purchase of treasury stock	(289)	—	—
Exercise of stock options and warrants	1,966	3,902	471
Net cash provided by (used in) financing activities	100,209	83,731	44,985
Net change in cash and cash equivalents	236,942	31,066	(94,283)
Cash and cash equivalents at beginning of period	89,015	57,949	152,232
Cash and cash equivalents at end of period	$325,957	$89,015	$57,949
Supplemental disclosures of cash flow information:
Interest paid	$16,853	$10,030	$8,185
Income taxes paid	3,600	2,965	2,495
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$3,964	$806	$472
Fair value of assets acquired in business combination, excluding cash	695,222	299,090	—
Goodwill recorded	50,250	13,768	—
Liabilities assumed in business combination	711,592	303,287	—
Stock issued in business combination	78,083	40,692	—

(1)	Shares issued in offering were net of expenses of $442 thousand in 2019 and $452 thousand in 2018.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company, and the accounts of its wholly-owned subsidiary, Spirit of Texas Bank, SSB (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Company follows conform, in all material respects, to U.S. generally accepted accounting principles (“GAAP”) and to general practices with the financial services industry.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Correction of an Immaterial Error on the Consolidated Balance Sheet and Cash Flow

The Company identified an immaterial error pertaining to the accounting of certain loan participations sold impacting its consolidated balance sheet and its consolidated statement of cash flows. Due to the rights retained on certain loan participations sold, the Company is deemed to have retained effective control over these loans under Financial Accounting Standards Board (“FASB”)’s Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing”, and therefore these participations sold must be accounted for as a secured borrowing. The Company reviewed the impact of this error on the prior periods and determined that the error was not material to the prior period consolidated financial statements. The Company has corrected the immaterial error in the consolidated balance sheet as of December 31, 2018 by revising the previously reported loans held for investment and long-term borrowings. The impact of the immaterial error correction increased loans held for investment and long-term borrowings by $9.9 million. The Company has also made revisions to correct the immaterial errors in the consolidated statements of cash flows for the twelve months ended December 31, 2018 and 2017 by decreasing investing cash flows by $2.1 million and $3.2 million, respectively, and increasing financing cash flows by $2.1 and $3.2 million, respectively, from amounts previously reported.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Texas. Note 4 – Investment Securities discusses the types of investment securities that the Company invests in. Note 5 – Loans, net discusses the types of lending that the Company engages in as well as loan concentrations. The Company does not have a significant concentration of credit risk with any one customer.

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

Transfers of Financial Assets

The Company accounts for the transfers and servicing of financial assets in accordance with ASC 860, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Cash and Cash Equivalents

For the purpose of presentation in the financial statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks”, “interest-bearing deposits in other banks”, and “federal funds sold.” Generally, federal funds are purchased and sold for one day periods. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The majority of cash and cash equivalents of the Company are maintained with major financial institutions in the United States. As such, interest-bearing, non-transaction account deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and therefore, bear minimal risk. The FDIC insurance coverage is $250 thousand. The Company periodically evaluates the stability of the financial institutions with which it has deposits, and believes the risk of any potential credit loss is minimal. The Company was required to have $61.6 million and $20.7 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements as of December 31, 2019 and 2018, respectively.

Investment Securities

The Company determines the classification of investment securities at the time of purchase. If the Company has the intent and the ability at the time of purchase to hold debt securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Debt securities the Company does not intend to hold to maturity are classified as available for sale and carried at estimated fair value with unrealized gains or losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss), net of applicable income taxes. Available for sale securities are a part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, prepayment risk or other market factors. Management has elected to reclassify realized gains and losses from accumulated other comprehensive income when securities are sold on the trade date.

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

Federal Home Loan Bank (FHLB) and Independent Bankers’ Bank (TIB) Stock

The Bank is a member of the FHLB and the Independent Bankers’ Bank and is required to maintain an investment in the stock of the FHLB and TIB. No market exists for these stocks, and the Bank’s investment can be liquidated only through redemption by the FHLB or TIB, at the discretion of and subject to conditions imposed by the FHLB and TIB. Historically, FHLB and TIB stock redemptions have been at cost (par value), which equals the Company’s carrying value. The Company monitors its investment in FHLB and TIB stock for impairment through review of recent financial results of the FHLB and TIB including capital adequacy and liquidity position, dividend payment history, redemption history and information from credit agencies. The Company has not identified any indicators of impairment of FHLB or TIB stock.

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

In general, valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Company’s lending management and staff; (ii) the effectiveness of the Company’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in nature and loan portfolio volume; (v) the composition and concentrations of credit; (vi) the effectiveness of the loan review function; (vii) the impact of national and local economic business conditions; and (viii) the impact of external factors, such as competition or legal and regulatory requirements. The results are then input into a “general allocation matrix” to determine an appropriate general valuation allowance. Loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less costs to sell, for collateral dependent loans. Subsequent recoveries, if any, are credited to the allowance for loan and lease losses. Management regularly reviews the loan portfolio and makes adjustments for loan losses, in order to maintain the allowance for loan and lease losses in accordance with U.S. GAAP.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. We assess goodwill for impairment annually as of December 31 of each year. The Company has one reporting unit, community banking, which includes the Bank, the Company’s wholly-owned banking subsidiary. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, etc. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. The Bank did not identify any impairment on its outstanding goodwill from its most recent testing which was performed as of December 31, 2019. Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposit relationships acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 12 years. Significantly all CDI is amortized using the sum of the years digits method. The Company evaluates such identifiable intangibles for impairment when events and circumstances indicate that its carrying amount may not be recoverable. If an impairment loss is determined to exist, the loss is reflected as an impairment charge in the Consolidated Statements of Income for the period in which such impairment is identified. No impairment charges were required to be recorded for the years ended December 31, 2019, 2018 or 2017.

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

Management has analyzed the tax positions taken by the Company, and did not identify any uncertain tax positions at December 31, 2019.   The Company’s policy is to classify interest and penalties associated with income taxes within other expenses. The Company did not record any interest and penalties for the year ended December 31, 2019.  The Company recorded interest and penalties of $23 thousand for the year ended December 31, 2018. The Company did not record interest and penalties associated with income taxes at December 31, 2017.

The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits in progress for any tax periods. Management believes it is no longer subject to income tax examinations for years prior to 2016.

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

Stock-based Compensation

The Company sponsors equity incentive plans established in 2008 (the “2008 Stock Plan”) and in 2017 (the “2017 Stock Plan”) under which, among other things, stock options may be granted periodically to all full-time employees and directors of the Company or its affiliates at a specific exercise price to acquire shares of the Company’s common stock. Additionally, under the 2017 Stock Plan, the Company issues restricted stock units. Shares underlying the equity awards are issued out of authorized unissued common shares. Compensation cost is measured based on the estimated fair value of the award at the grant date and is recognized in earnings on a straight-line basis over the requisite service period. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. This model requires assumptions as to the expected stock volatility, dividends, terms and risk-free rates. The expected volatility is based on the combination of the Company’s historical volatility and the volatility of comparable peer banks. The expected term represents the period of time that options are expected to be outstanding from the grant date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the appropriate life of each stock option. The fair value of restricted stock units granted is calculated as the number of restricted stock units granted multiplied by the stock price on the date of grant.

Earnings per Common Share

The Company presents basic and diluted earnings per common share (“EPS”) data for its common stock. Basic EPS is calculated by dividing the net income attributable to shareholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to shareholders and the weighted average number of shares of common stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, restricted stock units awarded, and warrants. Potential common stock equivalents that have been issued by the Company related to outstanding stock options and warrants are determined using the treasury stock method, while potential common shares related to Series A Preferred stock are determined using the “if converted” method.

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

Recently Issued Accounting Pronouncements

ASU 2019-11, “Financial Instruments-Credit Losses:  Codification Improvements Topic 326” – Issued in November 2019, Accounting Standards Update (“ASU”) No. 2019-11 clarifies and addresses specific issues about certain aspects of the amendments in ASU 2016-13.  For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years.  See the discussions regarding the adoption of ASU 2016-13 below.

ASU 2019-10, “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” – Issued in November 2019, ASU No. 2019-10 addresses the change in philosophy to the effective dates including amendments issued after the issuance of the original ASUs.  See the discussions regarding the adoption of ASU 2016-13 and ASU 2016-02 below.

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

Accounting Standards Update (ASU) 2018-15, “Intangibles – Goodwill and Other – Internal Use Software” – issued in August 2018, ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The amendments of ASU 2018-15 are effective for public entities for interim and annual periods beginning after December 15, 2019 and for other entities for periods beginning after December 15, 2020.  Management adopted ASU 2018-15 as of January 1, 2019 as early adoption is permitted. ASU 2018-15 did not impact the Company’s consolidated financial statements as the Company did not engage in internal use software projects at any time during 2019.

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

ASU 2018-07, “Compensation-Stock Compensation.” - issued in June 2018, ASU 2018-07 expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments also clarify that ASC 718 does not apply to share-based payments used to provide either financing to the issuer or awards granted in conjunction with selling goods or services to customers under a contract subject to ASC 606, Revenue from Contracts with Customers.  The amendments of ASU 2018-07 are effective for public entities for interim and annual periods beginning after December 15, 2018 and for other entities for periods beginning after December 15, 2019.  Management adopted ASU 2018-07 using the public company effective date as early adoption is permitted. This ASU did not impact the consolidated financial statements as the Company has not issued share-based payments in exchange for acquiring goods or services from nonemployees.

ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” Issued in March 2017, ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. In particular, the amendments in ASU 2017-08 require the premium to be amortized to the earliest call date. The amendments do not, however, require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity. Notably, the amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. Securities within the scope of ASU 2017-08 are purchased debt securities that have explicit, non-contingent call features that are callable at fixed prices and on preset dates. The amendments of ASU 2017-08 become effective for public entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 and for other entities for periods beginning after December 15, 2019. Management adopted this ASU using the public company effective date as early adoption is permitted. Adoption of this ASU did not have a material impact on the consolidated financial statements as the Company only holds one callable security purchased at a discount.

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

ASU 2017-01, “Business Combinations (Topic 805)—Clarifying the Definition of a Business.” Issued in January 2017, ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, which determines whether goodwill should be recorded or not. The amendments in ASU No. 2017-01 provide a screen to determine when a set of assets and activities (collectively, a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If, however, the screen is not met, then the amendments in ASU 2017- 01 require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and remove the evaluation of whether a market participant could replace missing elements. The revised definition will result in more transactions being recorded as asset acquisitions or dispositions as opposed to business acquisitions or dispositions. The amendments of ASU 2017-01 are effective for public business entities for fiscal years beginning after December 15, 2017, and for private companies for fiscal years beginning after December 15, 2018. Management adopted this ASU using the private company effective date. The adoption of ASU 2017-01 did not have a material impact on the Company’s consolidated financial statements as the two acquisitions closed during 2019 met the definition of a business under both the old and new guidance.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The objective of issuing this ASU is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. As such, the Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this guidance eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments of this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and for private companies for fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. Management has elected to adopt this ASU using the private company effective date. This ASU did not impact the consolidated financial statements as the Company does not currently engage in intra-entity transfers of assets.

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Issued in June 2016, ASU 2016-13 will add FASB ASC Topic 326, “Financial Instruments-Credit Losses,” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.” The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down. The amendments of ASU 2016-13 were originally effective for public entities for interim and annual periods beginning after December 15, 2019 and for all other entities for periods beginning after December 15, 2020. Issued in November 2019, ASU 2019-10, “Financial Instruments-Credit Losses, Derivatives and Hedging, and Leases” alters the effective date of ASU 2016-13 for private companies.  Under the provisions of ASU 2019-10, ASU 2016-13 is now effective for fiscal years beginning after December 15, 2022 including interim periods within those years for non-public business entities.  Earlier application is permitted for interim and annual periods beginning after December 15, 2018. Management has elected to adopt this ASU using the updated private company effective date and is currently evaluating the impact this ASU will have on the consolidated financial statements and that evaluation will depend on economic conditions and the composition of the Company’s loan and lease portfolio at the time of adoption.

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  The amendments of ASU 2016-02 are effective for public entities for interim and annual periods beginning after December 15, 2018 and for other entities for periods beginning after December 15, 2019.  The adoption of this ASU will result in an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee.  Under current accounting standards, all of the Company's leases are classified as operating leases and, as such, are not recognized on the Company's Consolidated Balance Sheet.  Additionally, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases, Targeted Improvements. The amendments in these updates provide additional clarification and implementation guidance on certain aspects of ASU 2016-02 and have the same effective and transition requirements as ASU 2016-02. Specifically, ASU 2018-11 creates an additional transition method option allowing entities to record a cumulative effect adjustment to opening retained earnings in the year of adoption.  In December 2018, the FASB further issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors.  The amendments in this update permits lessors to make an accounting policy election to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs and instead account for the costs as if they were lessee costs.  Additionally, the amendment requires lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments.  In March 2019, the FASB also issued ASU 2019-01, Leases (Topic 842) Codification Improvements, to further clarify certain identified issues regarding implementation of ASU 2016-02.  Specifically, the amendments in ASU 2019-01 clarify the determination of fair value of underlying assets by lessors that are not manufacturers or dealers, the cash flow presentation of sales-type or direct financing leases, and transition disclosures for interim periods.  Issued in November 2019, ASU 2019-10, “Financial Instruments-Credit Losses, Derivatives and Hedging, and Leases” alters the effective date of ASU 2016-02 for private companies.  Under the provisions of ASU 2019-10, ASU 2016-02 is now effective for fiscal years beginning after December 15, 2020 including interim periods within those years for non-public business entities.  Management will adopt these ASUs using the private company effective date of January 1, 2021 and is currently evaluating the impact to the consolidated financial statements and related method of adoption, specifically, management is in the process of determining an appropriate discount rate to record identified right-of-use assets.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.” ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year.  ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for public business entities for fiscal years beginning after December 15, 2017, and for private companies for fiscal years beginning after December 15, 2018.  All subsequently issued ASU’s which provide additional guidance and clarifications to various aspects of FASB ASC Topic 606 will become effective when the amendments of ASU 2014-09 become effective.  These subsequently issued ASU’s include ASU 2016-08 “Revenue from Contracts with Customers (Topic 606)-Principal versus Agent Considerations,” ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing,” and ASU 2016-12 “Revenue from Contracts with Customers (Topic 606)-Narrow Scope Improvements and Practical Expedients.”  These amendments clarify the main provisions of ASU-2014-09 with respect to specific revenue types based upon implementation questions submitted.  Specifically, revenue in which a third party satisfies a portion of the performance obligations, revenue from licensing activities, and the assessment of collectability, treatment of sales taxes, non-cash consideration, and contract modifications at transition.  Management adopted this ASU as of January 1, 2019, adoption did not have a material impact on the measurement or recognition of revenue in the financial statements.  Refer to Note 2 for additional discussion. 5% of the revenues earned by the Company are within the scope of ASU 2014-09, and, for most of the revenue streams within the scope of ASU 2014-09, the amendments do not change the timing or amount of revenue recognized.  Management adopted this ASU using the modified retrospective method of application and did not have a cumulative adjustment for prior periods presented.

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

Deposit Accounts Core Service Charges

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

Deposit Account Transaction based fee income

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

Mortgage Referral Fees

Mortgage referral fees are also transaction based fee income. The Company’s performance obligation for fees is largely satisfied when the services are rendered or upon completion. Payment is typically received immediately and revenue is recognized at the time payment is received.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018 (1)
Non-Interest Income
In-scope of Topic 606
Deposit accounts core service charges	$589	$401
Deposit account transaction based fee income	3,121	1,486
Mortgage referral fees	713	621
Non-Interest Income (in-scope of Topic 606)	4,423	2,508
Non-Interest Income (out-of-scope of Topic 606)	10,144	7,981
Total Non-Interest Income	$14,567	$10,489
(1)	The Company adopted ASU 2014-09 on January 1, 2019. 2018 amounts are shown for comparative purposes.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. The Company did not have any significant contract balances at December 31, 2019 or 2018.

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

The Company incurred expenses related to the acquisition of approximately $1.2 million for the year ended December 31, 2019 which are included in noninterest expense in consolidated statements of income.

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

As of December 31, 2019, management has completed evaluating the fair values of all assets acquired and liabilities assumed in the Comanche acquisition.  There were no measurement period adjustments during 2019.

First Beeville Financial Corporation

On April 2, 2019, Spirit of Texas Bancshares, Inc. (the “Company” or “Spirit”) completed its acquisition of First Beeville Financial Corporation and its subsidiary, The First National Bank of Beeville (together, “Beeville”). This transaction resulted in adding 3 additional branches and 2 loan production offices in the South Texas region. The Company issued 1,579,191 shares of its common stock as well as a net cash payment to Beeville shareholders of $32.4 million, for total consideration of $65.9 million for all outstanding stock of Beeville.

The Company has recognized total goodwill of $25.8 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The fair value of the consideration exchanged related to the Company’s common stock was calculated based upon the closing market price of the Company’s common stock as of April 2, 2019. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company incurred expenses related to the Beeville acquisition of approximately $2.5 million for the year ended December 31, 2019 which are included in noninterest expense in the consolidated statements of income.

The Company did not identify any loans deemed purchased credit impaired at the acquisition date. Non-credit impaired loans had a fair value of $296.4 million at the acquisition date and contractual balance of $298.9 million. As of the acquisition date, the Company expects that an insignificant amount of the contractual balance of these loans will be uncollectible. The difference of $2.5 million will be recognized into interest income as an adjustment to yield over the life of the loans.

Estimated fair values of the assets acquired and liabilities assumed in the Beeville acquisition as of the closing date are as follows:

Assets of acquired bank (Dollars in thousands):
Cash and cash equivalents	$60,491
Securities available for sale	57,206
Loans held for investment	296,397
Premises and equipment, net	5,184
Other real estate owned	1,359
Goodwill	25,848
Core deposit intangible	5,695
Other assets	12,618
Total assets acquired	$464,798
Liabilities of acquired bank:
Deposits	$398,427
Other liabilities	515
Total liabilities assumed	$398,942
Common stock issued at $21.20 per share	$33,479
Cash paid	$32,377

As of December 31, 2019, management has completed evaluating the fair values of all assets acquired and liabilities assumed in the Beeville acquisiton.

Chandler Bancorp Inc.

On November 5, 2019, the Company completed its acquisition of Chandler Bancorp Inc. and its subsidiary, Citizens State Bank (together, “Citizens”). This transaction resulted in adding 7 additional branches in the Northeast Texas region. The Company issued 2,100,000 shares of its common stock as well as a net cash payment to Citizens shareholders of $17.9 million, for total consideration of $62.5 million for all outstanding stock of Citizens.

The Company has recognized total goodwill of $24.4 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The fair value of the consideration exchanged related to the Company’s common stock was calculated based upon the closing market price of the Company’s common stock as of November 5, 2019. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company incurred expenses related to the Citizens acquisition of approximately $844 thousand for the year ended December 31, 2019 which are included in noninterest expense in the consolidated statements of income.

The Company reviewed the Citizens loan portfolio for potential impairment and identified loans with a contractual balance of $427 thousand that were deemed purchased credit impaired. Non-credit impaired loans had a preliminary fair value of $249.9 million at the acquisition date and contractual balance of $252.7 million. As of the acquisition date, the Company expects that an insignificant amount of the contractual balance of these loans will be uncollectible. The difference of $2.8 million will be recognized into interest income as an adjustment to yield over the life of the loans.

Estimated fair values of the assets acquired and liabilities assumed in the Citizens acquisiton as of the closing date are as follows:

Assets of acquired bank (Dollars in thousands):
Cash and cash equivalents	$84,240
Loans held for investment	250,296
Premises and equipment, net	11,111
Goodwill	24,401
Core deposit intangible	850
Other assets	2,951
Total assets acquired	$373,849
Liabilities of acquired bank:
Deposits	$271,742
FHLB Borrowings	$38,242
Other liabilities	1,359
Total liabilities assumed	$311,343
Common stock issued at $21.20 per share	$44,604
Cash paid	$17,902

As of December 31, 2019, management is still evaluating the fair values of all assets and liabilities shown in the table above.  Management is working with third parties to finalize the fair value of loans, appraised value of acquired properties, valuation of core deposit intangibles, and time deposit premium.  Management is evaluating expected cash flows on purchased credit impaired loans compared to contractual cash flows. Additionally, management is evaluating other assets and other liabilities and related deferred tax adjustments based on the completion of other fair value adjustments.

The following table presents unaudited pro forma information as if the Comanche acquisition occurred on January 1, 2017 and the Beeville and Citizens acquisitions were completed as of January 1, 2018. The pro forma results combine the historical results of Beeville and Citizens into the Company's consolidated statement of income including the impact of certain purchase accounting adjustments including loan discount accretion and intangible assets amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1 of each year.

	December 31,
	2019	2018
	(Dollars in thousands)
Interest income	$114,572	$102,692
Noninterest income	16,842	15,548
Total Revenue	131,414	118,240
Net income (1)	$31,998	$19,482
Basic earnings per share	$2.18	$2.10
Diluted earnings per share	$2.12	$2.02

(1)	Excludes acquisition, restructure, conversion, and retention related costs incurred by the Company of $3.3 million and $1.4 million for the years ended December 31, 2019 and 2018.

Revenues and earnings of Beeville since the acquisition date have not been disclosed as Beeville was merged into the Company during 2019.  Revenues and earnings of Citizens since the acquisition date were $2.5 million and $1.1 million, respectively.

NOTE 4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized	Unrealized		Fair
December 31, 2019	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. treasuries	$60,315	$71	$15	$60,371
State and municipal obligations	7,861	120	—	7,981
Residential mortgage-backed securities	27,922	664	1	28,585
Total available for sale	$96,098	$855	$16	$96,937

	Amortized	Unrealized		Fair
December 31, 2018	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$2,015	$—	$81	$1,934
State and municipal obligations	17,201	847	—	18,048
Residential mortgage-backed securities	152,232	2,614	872	153,974
Corporate bonds and other debt securities	5,667	—	162	5,505
Total available for sale	$177,115	$3,461	$1,115	$179,461

Taxable interest and dividends on investment securities were $4.6 million, $1.4 million and $517 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. Tax-exempt interest on investment securities was $541 thousand and $78 thousand for the years ended December 31, 2019 and 2018, respectively.  There was no tax-exempt interest on investment securities for the year ended December 31, 2017.

There were $90.6 million and $106.6 million in securities pledged at December 31, 2019 and 2018, respectively to collateralize public funds.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

	Amortized	Fair
December 31, 2019	Cost	Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$52,172	$52,206
Due after one year through five years	15,815	15,932
Due after five years through ten years	75	83
Due after ten years	114	131
Residential mortgage-backed securities	27,922	28,585
Total available for sale	$96,098	$96,937

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
Available for sale:
U.S. treasuries	$30,762	$15	$—	$—	$30,762	$15
U.S. Government agencies	—	—	—	—	—	—
State and municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	481	1	481	1
Corporate bonds and other debt securities	—	—	—	—	—	—
Total available for sale	$30,762	$15	$481	$1	$31,243	$16

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$—	$—	$1,934	$81	$1,934	$81
State and municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	1	—	25,479	872	25,480	872
Corporate bonds and other debt securities	—	—	5,505	162	5,505	162
Total available for sale	$1	$—	$32,918	$1,115	$32,919	$1,115

At December 31, 2019, the Company’s security portfolio consisted of 94 securities, of which 5 were in an unrealized loss position.  The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.

The Company monitors its investment securities for OTTI. Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at December 31, 2019. The following describes the basis under which the Company has evaluated OTTI:

U.S. Treasuries and Residential Mortgage-Backed Securities (“MBS”):

The unrealized losses associated with U.S. Treasuries and residential MBS are primarily driven by changes in interest rates. These securities have either an explicit or implicit U.S. government guarantee.

The Company sold 216 securities during the year ended December 31, 2019. There were no securities sold for the years ended December 31, 2018 or 2017. Sale proceeds and gross realized gains and losses on the sale of securities available for sale are shown below. The cost of securities sold is based on the specific identification method.

	For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Sale proceeds from sale of available for sale securities	$171,260	$—	$—
Gross realized gains	4,637	—	—
Gross realized losses	(55)	—	—
Net realized gains (losses)	$4,582	$—	$—

NOTE 5. LOANS, NET

Loans consisted of the following at December 31, 2019 and 2018:

	December 31, 2019

	Acquired Loans(1)	Organic Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial loans (2)	$46,842	$236,107	$282,949
Real estate:
1-4 single family residential	118,669	257,074	375,743
Construction, land and development	58,054	201,330	259,384
Commercial real estate (including multifamily)	332,476	421,336	753,812
Consumer loans and leases	11,351	11,418	22,769
Municipal and other loans	13,709	58,816	72,525
Total loans held in portfolio (3)	$581,101	$1,186,081	$1,767,182
Allowance for loan losses	—	(6,737)	(6,737)
Loans held in portfolio, net	$581,101	$1,179,344	$1,760,445

	December 31, 2018

	Acquired Loans(1)	Organic Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial loans (2)	$5,170	$168,722	$173,892
Real estate:
1-4 single family residential	24,770	254,895	279,665
Construction, land and development	2,625	157,109	159,734
Commercial real estate (including multifamily)	61,733	342,067	403,800
Consumer loans and leases	6,610	17,768	24,378
Municipal and other loans	9,484	51,855	61,339
Total loans held in portfolio (3)	$110,392	$992,416	$1,102,808
Allowance for loan losses	—	(6,286)	(6,286)
Loans held in portfolio, net	$110,392	$986,130	$1,096,522

(1)     Acquired loans in 2019 include loans acquired in the Comanche, Beeville, and Citizens acquisitions. Acquired loans in 2018 include loans acquired in the Comanche acquisition.  All loans originated after acquisition close date are included in organic loans.

(2)	Balance includes $74.2 million and $76.9 million of the unguaranteed portion of SBA loans as of December 31, 2019 and 2018, respectively.
(3)	Balance includes $(4.2) million and $(4.9) million of deferred fees, cost, premium and discount as of December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, the Company had pledged loans as collateral for FHLB advances of $668.5 million and $385.5 million, respectively. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2019 and 2018.

The Company originates and sells loans secured by the SBA. The Company retains the unguaranteed portion of the loan and servicing on the loans sold and receives a fee based upon the principal balance outstanding. During the years ended December 31, 2019, 2018 and 2017, the Company sold approximately $47.8 million, $69.0 million and $70.3 million, respectively, in loans to third parties. The loan sales resulted in realized gains of $4.0 million, $5.1 million and $5.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

During the second quarter of 2018, the Company sold a loan to one of its directors for $1.5 million. No gain or loss was recognized on this transaction.

In the ordinary course of business, the Company makes loans to executive officers and directors. Loans to these related parties, including companies in which they are principal owners, are as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Principal outstanding, beginning of year	$107	$463	$9,036
Additions (reductions) of affiliations	3,402	—	(8,425)
New loans made in current year	4,512	—	—
Repayments	(2,016)	(356)	(148)
Principal outstanding, end of year	$6,005	$107	$463

Total unfunded commitments to related parties were $861 thousand at December 31, 2019.  There were no unfunded commitments to related parties at December 31, 2018.

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

On April 2, 2019, the Company closed its acquisition of Beeville. At the date of acquisition, Beeville had $298.9 million in loans.  In accordance with ASC 805 Business Combinations, the Company utilized a third party to value the loan portfolio as of the acquisition date. Based upon the third party valuation, the fair value of the loans was approximately $296.4 million at the acquisition date. The overall discount calculated was $2.5 million and will be accreted into interest income over the life of the loans.

On November 15, 2019, the Company closed its acquisition of Citizens. At the date of acquisition, Citizens had $253.1 million in loans.  In accordance with ASC 805 Business Combinations, the Company utilized a third party to value the loan portfolio as of the acquisition date. Based upon the third party valuation, the preliminary fair value of the loans was approximately $250.3 million at the acquisition date. The overall discount calculated was $2.8 million and will be accreted into interest income over the life of the loans.

As of December 31, 2019, all purchased loans were excluded from the allowance for loan and lease losses calculation.  To determine if the portfolio had experienced greater than anticipated deterioration between the acquisition date and December 31, 2019, the Bank evaluated each of the purchased loan portfolios with the exception of the Citizens loan portfolio given the recent close of the transaction.  The evaluation consisted of analysing the purchased loan portfolio utilizing the current allowance for loan and lease losses model. The model did not indicate the need for an additional allowance on either the Comanche or Beeville portfolios.

Purchased credit impaired loans related to the Comanche acquisition were insignificant, and the Bank did not identify any purchased credit impaired loans related to the Beeville acquisition. Management has identified purchased credit impaired loans related to the Citizens of approximately $427 thousand and is currently in the process of evaluating the fair value of these loans based upon expected cash flows compared to contractual cash flows.  Purchased credit impaired loans related to the Citizens acquisition are not included in the impaired loans disclosure within this Note.

The following tables present information related to the allowance for loan and lease losses for the periods presented:

	Allowance Rollforward
	Beginning				Ending
For the Year Ended December 31, 2019	Balance	Charge-offs	Recoveries	Provision	Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,453	$(2,508)	$147	$1,986	$4,078
Real estate:
1-4 single family residential	59	—	65	(93)	31
Construction, land and development	731	—	—	324	1,055
Commercial real estate (including multifamily)	960	—	—	491	1,451
Consumer loans and leases	80	(134)	20	102	68
Municipal and other loans	3	—	5	46	54
Ending allowance balance	$6,286	$(2,642)	$237	$2,856	$6,737

	Allowance Rollforward
	Beginning				Ending
For the Year Ended December 31, 2018	Balance	Charge-offs	Recoveries	Provision	Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,046	$(1,465)	$75	$2,797	$4,453
Real estate:
1-4 single family residential	902	(5)	—	(838)	59
Construction, land and development	441	—	—	290	731
Commercial real estate (including multifamily)	898	—	—	62	960
Consumer loans and leases	198	(132)	1	13	80
Municipal and other loans	167	—	—	(164)	3
Ending allowance balance	$5,652	$(1,602)	$76	$2,160	$6,286

	Allowance Rollforward
	Beginning				Ending
For the Year Ended December 31, 2017	Balance	Charge-offs	Recoveries	Provision	Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,347	$(974)	$7	$1,666	$3,046
Real estate:
1-4 single family residential	647	(23)	—	278	902
Construction, land and development	364	—	—	77	441
Commercial real estate (including multifamily)	667	(34)	—	265	898
Consumer loans and leases	186	(156)	—	168	198
Municipal and other loans	146	—	—	21	167
Ending allowance balance	$4,357	$(1,187)	$7	$2,475	$5,652

Credit Quality Indicators

In evaluating credit risk, the Company looks at multiple factors; however, management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 single family residential, home equity loans and lines of credit and consumer loans. Delinquency statistics are updated at least monthly. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial, construction, land and development and commercial real estate loans. Internal risk ratings are updated on a continuous basis as the Company receives updated borrower financials and other documents.

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment:

	Accruing
		30 to 59	60 to 89	90 or More
		Days Past	Days Past	Days Past	Non-
December 31, 2019	Current	Due	Due	Due	Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$278,922	$760	$688	$—	$2,579	$282,949
Real estate:
1-4 single family residential	372,828	1,018	—	—	1,897	375,743
Construction, land and development	258,497	671	—	—	216	259,384
Commercial real estate (including multifamily)	750,432	1,283	404	—	1,693	753,812
Consumer loans and leases	22,663	27	3	2	74	22,769
Municipal and other loans	72,525	—	—	—	—	72,525
Total loans	$1,755,867	$3,759	$1,095	$2	$6,459	$1,767,182

	Accruing
		30 to 59	60 to 89	90 or More
		Days Past	Days Past	Days Past	Non-
December 31, 2018	Current	Due	Due	Due	Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$169,206	$605	$223	$288	$3,570	$173,892
Real estate:
1-4 single family residential	277,930	581	64	—	1,090	279,665
Construction, land and development	159,723	11	—	—	—	159,734
Commercial real estate (including multifamily)	402,406	451	589	—	354	403,800
Consumer loans and leases	24,109	208	44	—	17	24,378
Municipal and other loans	61,289	50	—	—	—	61,339
Total loans	$1,094,663	$1,906	$920	$288	$5,031	$1,102,808

There was one loan past due greater than 90 days or more and still accruing at December 31, 2019 with a recorded investment of two thousand. There were four loans past due greater than 90 days or more and still accruing at December 31, 2018 with a recorded investment of $288 thousand.

At December 31, 2019, non-accrual loans that were 30 to 59 days past due were $308 thousand, non-accrual loans that were 60 to 89 days past due were $1.2 million, and non-accrual loans that were 90 days or more past due were $2.6 million. At December 31, 2018, non-accrual loans that were 30 to 59 days past due were $175 thousand, non-accrual loans that were 60 to 89 days past due were $143 thousand, and non-accrual loans that were 90 days or more past due were $2.0 million.

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

The following table summarizes the Company’s loans by key indicators of credit quality:

		Special
December 31, 2019	Pass	Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$266,688	$1,905	$14,355	$1
Real estate:
1-4 single family residential	372,190	893	2,660	—
Construction, land and development	258,864	304	216	—
Commercial real estate (including multifamily)	734,757	5,312	13,743	—
Consumer loans and leases	22,632	—	137	—
Municipal and other loans	72,134	—	391	—
Total loans	$1,727,265	$8,414	$31,502	$1

		Special
December 31, 2018	Pass	Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$163,908	$3,170	$6,601	$213
Real estate:
1-4 single family residential	274,860	1,714	2,547	544
Construction, land and development	157,688	24	2,022	—
Commercial real estate (including multifamily)	389,170	12,412	1,806	412
Consumer loans and leases	20,798	1,836	180	1,564
Municipal and other loans	60,837	484	—	18
Total loans	$1,067,261	$19,640	$13,156	$2,751

Internal risk ratings and other credit metrics are key factors in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan and lease losses.

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment		Allowance for Credit Loss
	Individually	Collectively	Individually	Collectively
	Evaluated for	Evaluated for	Evaluated for	Evaluated for
December 31, 2019	Impairment	Impairment	Impairment	Impairment
	(Dollars in thousands)
Commercial and industrial loans	$2,508	$280,441	$1,422	$2,657
Real estate:
1-4 single family residential	1,988	373,755	3	28
Construction, land and development	216	259,168	—	1,055
Commercial real estate (including multifamily)	1,571	752,241	—	1,451
Consumer loans and leases	24	22,745	19	48
Municipal and other loans	—	72,525	—	54
Total loans	$6,307	$1,760,875	$1,444	$5,293

	Loans - Recorded Investment		Allowance for Credit Loss
	Individually	Collectively	Individually	Collectively
	Evaluated for	Evaluated for	Evaluated for	Evaluated for
December 31, 2018	Impairment	Impairment	Impairment	Impairment
	(Dollars in thousands)
Commercial and industrial loans	$3,640	$170,252	$1,234	$3,219
Real estate:
1-4 single family residential	1,193	278,472	29	30
Construction, land and development	—	159,734	—	731
Commercial real estate (including multifamily)	-	403,800	—	960
Consumer loans and leases	17	24,361	4	76
Municipal and other loans	—	61,339	—	3
Total loans	$4,850	$1,097,958	$1,267	$5,019

The following tables set forth certain information regarding the Company’s impaired loans that were evaluated for specific reserves:

	Impaired Loans - with Allowance			Impaired Loans - with No Allowance
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal
December 31, 2019	Investment	Balance	Allowance	Investment	Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,150	$2,168	$1,422	$358	$360
Real estate:
1-4 single family residential	12	12	3	1,976	—
Construction, land and development	—	—	—	216	214
Commercial real estate (including multifamily)	—	—	—	1,571	1,571
Consumer loans and leases	24	24	19	—	—
Municipal and other loans	—	—	—	—	1,965
Total loans	$2,186	$2,204	$1,444	$4,121	$4,110

	Impaired Loans - with Allowance			Impaired Loans - with No Allowance
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal
December 31, 2018	Investment	Balance	Allowance	Investment	Balance
	(Dollars in thousands)
Commercial and industrial loans	$1,843	$5,392	$1,234	$1,797	$3,500
Real estate:
1-4 single family residential	116	124	29	1,077	1,086
Construction, land and development	—	—	—	—	—
Commercial real estate (including multifamily)	—	—	—	—	—
Consumer loans and leases	17	17	4	—	—
Municipal and other loans	—	—	—	—	—
Total loans	$1,976	$5,533	$1,267	$2,874	$4,586

	For the Years Ended December 31,
	2019		2018		2017
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Commercial and industrial loans	$2,790	$—	$4,107	$—	$34	$—
Real estate:
1-4 single family residential	2,011	—	1,211	—	185	—
Construction, land and development	219	—	—	—	—	—
Commercial real estate (including multifamily)	241	—	—	—	224	—
Consumer loans and leases	26	—	19	—	53	—
Municipal and other loans	—	—	—	—	—	—
Total loans	$5,287	$—	$5,337	$—	$496	$-

Troubled Debt Restructurings:

The following table provides a summary of TDRs based upon delinquency status, all of which are considered impaired:

	December 31,
	2019		2018
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial loans	2	$58	3	$69
Real estate:
1-4 single family residential	3	151	2	141
Construction, land and development	—	—	—	—
Commercial real estate (including multifamily)	—	—	—	—
Consumer loans and leases	—	—	—	—
Municipal and other loans	—	—	—	—
Total performing TDRs	5	209	5	210
Nonperforming TDRs	5	198	7	448
Total TDRs	10	$407	12	$658
Allowance attributable to TDRs		$113		$149

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

For the Years Ended December 31,
	2019				2018				2017
		Pre-	Post-			Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification			Modification	Modification
		Outstanding	Outstanding			Outstanding	Outstanding			Outstanding	Outstanding
	Number of	Recorded	Recorded	Related	Number of	Recorded	Recorded	Related	Number of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance	Contracts	Investment	Investment	Allowance	Contracts	Investment	Investment	Allowance
(Dollars in thousands)
Commercial and industrial loans	4	$145	$139	$113	6	$378	$378	$132	10	$712	$712	$370
Real estate:
1-4 single family residential	—	—	—	—	1	34	34	8	—	—	—	—
Construction, land and development	—	—	—	—	—	—	—	—	—	—	—	—
Commercial real estate (including multifamily)	—	—	—	—	—	—	—	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—	—	—	—	—
Municipal and other loans	—	—	—	—	—	—	—	—	—	—	—	—

During 2019, three loans that had been restructured within the past 12 months defaulted resulting in charge-offs of $181 thousand.  There have been no defaults of troubled debt restructurings that took place within 12 months of restructure during the years ended December 31, 2018 and 2017.

NOTE 7. PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

	December 31,
	2019	2018
	(Dollars in thousands)
Land	$17,481	$13,633
Building and improvements	51,402	32,600
Furniture, fixtures and equipment	13,677	9,695
Leasehold improvements	1,092	1,092
Construction in process	204	3,762
Automobiles	1,740	1,415
Software	2,837	2,032
Total	88,433	64,229
Less: Accumulated depreciation	(13,283)	(10,352)
Total premises and equipment, net	$75,150	$53,877

Total depreciation expense was $3.2 million, $2.2 million, and $1.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The estimated costs to complete all open construction projects at December 31, 2019 was $3.6 million.

NOTE 8. GOODWILL AND INTANGIBLES

Goodwill and other intangible assets, which consist of core deposit intangibles, are summarized as follows:

	December 31,
	2019	2018
	(Dollars in thousands)
Beginning goodwill	$18,253	$4,485
Arising from business combinations	50,250	13,768
Ending goodwill	$68,503	$18,253

Core deposit intangible	$19,712	$13,166
Less: Accumulated amortization	(8,240)	(4,608)
Core deposit intangible, net	$11,472	$8,558

Amortization expense for core deposit intangibles for the years ended December 31, 2019, 2018 and 2017 totalled $3.6 million, $917 thousand and $703 thousand, respectively.

The estimated amount of amortization expense for core deposit intangible assets to be recognized over the next five fiscal years is as follows:

Type of intangibles	2020	2021	2022	2023	2024
	(Dollars in thousands)
Core deposit intangible	$3,702	$3,026	$2,210	$1,498	743

NOTE 9. SBA SERVICING ASSET

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

Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of loans serviced for others were $205.0 million and $225.0 million at December 31, 2019 and 2018, respectively. SBA loan servicing fees were $929 thousand, $2.7 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The risks inherent in the SBA servicing asset relate primarily to changes in prepayments that result from shifts in interest rates. The following summarizes the activity pertaining to SBA servicing rights, which are in the consolidated balance sheets, for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
	(Dollars in thousands)
Beginning balance	$3,965	$3,411
Origination of servicing assets	935	1,385
Change in fair value
Due to run-off	(876)	(1,123)
Due to market changes	(669)	292
Ending balance	$3,355	$3,965

NOTE 10. DEPOSITS

The following table sets forth the Company’s deposits by category:

	December 31,
	2019	2018
	(Dollars in thousands)
Noninterest-bearing demand deposits	$444,822	$256,784
Interest-bearing demand deposits	370,467	124,933
Interest-bearing NOW accounts	28,204	7,961
Savings and money market accounts	404,886	245,928
Time deposits	679,747	547,042
Total deposits	$1,928,126	$1,182,648
Time deposits $100,000 and greater	$333,464	$422,447
Time deposits $250,000 and greater	204,389	129,424
Related party deposits (executive officers and directors)	23,150	7,847

The aggregate amount of overdraft demand deposits reclassified to loans was $129 thousand and $93 thousand at December 31, 2019 and 2018, respectively. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totalled $540.9 million, $98.4 million, $25.1 million, $9.9 million and $5.5 million, respectively.

The Company held brokered certificates of deposit of $6.0 million at December 31, 2019.  The Company held no brokered certificates of deposit as of December 31, 2018.

NOTE 11. FHLB AND OTHER BORROWINGS

The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. At December 31, 2019 and 2018, the Company had pledged loans as collateral for FHLB advances of $668.5 million and $385.5 million, respectively. At December 31, 2019, the Company had additional capacity to borrow from the FHLB of $381.3 million.

Short-term borrowings

Short-term FHLB borrowings: As of December 31, 2019, the Company had no short term borrowings.  As of December 31, 2018, the Company had $12.5 million of short-term FHLB borrowings, with an average interest rate of 2.42%. All short-term FHLB borrowings outstanding at December 31, 2018 had fixed interest rates.

Long-term borrowings

Line of Credit: The Company entered into an unsecured line of credit with a third party lender in May 2017 which allowed it to borrow up to $20.0 million. The interest rate on the facility is LIBOR plus 4.00% per annum, and unpaid principal and interest is due at the stated maturity on May 12, 2022. The line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender.  During 2019, the line of credit was increased to a total borrowing capacity of $50.0 million.  There were no outstanding advances at December 31, 2019 or 2018.

Trust Preferred Securities: The Company acquired trust preferred securities through the Comanche acquisition. The trust preferred securities mature September 15, 2036, are redeemable at the Company’s option and bear interest at a variable rate per annum equal to the three-month LIBOR plus 1.65%.  During 2019, the Company elected to redeem the securities at par.

Long-term FHLB borrowings:

Long-term borrowings from the FHLB outstanding for the periods presented are as follows:

		Range of	Weighted		Range of	Weighted
	December 31,	Contractual	Average	December 31,	Contractual	Average
	2019	Interest Rates	Interest Rate	2018	Interest Rates	Interest Rate
	(Dollars in thousands)
Repayable during the years ending December 31,
2019	$—	0.00%	0.00%	$13,925	1.25% - 5.02%	2.11%
2020	18,254	1.45% - 5.02%	1.58%	6,121	1.48% - 5.02%	2.21%
2021	11,382	1.48% - 5.02%	1.82%	12,058	1.48% - 5.02%	2.24%
2022	12,056	1.79% - 5.02%	2.14%	12,772	1.79% - 5.02%	2.40%
2023	15,868	2.05% - 5.02%	2.24%	9,112	2.10% - 5.02%	2.56%
2024	11,170	2.07% - 5.02%	2.62%	11,117	2.10% - 5.02%	2.69%
2025-2032	21,707	2.10% - 5.02%	2.32%	—	0.00%	0.00%
Total long-term FHLB borrowings	$90,437			$65,105

For the years ended December 31, 2019 and 2018, the Company maintained long-term borrowings with the FHLB averaging $61.6 million and $65.8 million, respectively, with an average cost of approximately 2.30% and 2.09% respectively. Substantially all long-term FHLB borrowings outstanding at December 31, 2019 and 2018 had fixed interest rates.  At December 31, 2019, $16 million of FHLB borrowings outstanding were callable.  No FHLB borrowings outstanding were callable at December 31, 2018.

The Company maintained five, unsecured Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $90.0 million as of December 31, 2019. There were no advances under these lines of credit outstanding as of December 31, 2019.

Secured borrowings : Due to the rights retained on certain loan participations sold, the Company is deemed to have retained effective control over these loans under Financial Accounting Standards Board (“FASB”)’s Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing”, and therefore these participations sold must be accounted for as a secured borrowing. At December 31, 2019, total secured borrowings were $14.7 million representing an increase in loans held for investment and matching increase in long-term borrowings.  At December 31, 2018, total secured borrowings were $9.9 million representing an increase in loans held for investment and matching increase in long-term borrowings. The aggregate amount of maturities for secured borrowings for each of the five years following the latest balance sheet date totalled $0, $874 thousand, $0, $9.8 million and $2.3 million, respectively.

NOTE 12. OPERATING LEASES

Minimum future rental expense related to leased office space and equipment by the Company on non-cancellable operating lease agreements are as follows:

December 31,
(Dollars in thousands)
2020	$1,318
2021	887
2022	767
2023	181
2024	31
Total rental expense	$3,184

Many of the Company’s operating leases contain renewal options. Lease expenses of $1.8 million for the years ended December 31, 2019 and 2018 have been included in occupancy expense on the consolidated statement of income.

The Company currently leases one of its branch locations from a Company director. The expense incurred by the Company under this lease was $157 thousand, $155 thousand, and $151 thousand for the years ended December 31, 2019, 2018, and 2017, respectively.

NOTE 13. REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to each maintain minimum amounts and ratios. The requirements were revised and became effective on a phased-in basis beginning January 1, 2015 and include the establishment of a Common Equity Tier 1 level. The Company’s and the Bank’s Total, Tier 1 and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations) are set forth in the table below. The new risk-based capital rules require that banks and holding companies maintain a “capital conservation buffer” of 250 basis points in excess of the “minimum capital ratio.” The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer was phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk weighted assets for 2016, 1.25% for 2017, 1.875% for 2018 and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. Management believes, as of December 31, 2019 and 2018, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2019, the most recent notification from the regulatory banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. To the knowledge of management, there are no conditions or events since these notifications that have changed the Bank’s category.

The table below provides a comparison of the Company’s and the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements as of the dates indicated:

					Minimum Capital
			Minimum Capital		Requirement with		Minimum To Be Well
	Actual		Requirement		Capital Buffer		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2019
Tier 1 leverage ratio
Company	$261,888	12.37%	$84,677	4.0%	$84,677	4.000%	N/A	N/A
Bank	252,769	11.29%	89,563	4.0%	89,563	4.000%	111,954	5.0%
Common equity tier 1 capital ratio
Company	261,888	14.47%	81,445	4.5%	126,692	7.000%	N/A	N/A
Bank	252,769	13.98%	81,373	4.5%	126,581	7.000%	117,539	6.5%
Tier 1 risk-based capital ratio
Company	261,888	14.47%	108,593	6.0%	153,840	8.500%	N/A	N/A
Bank	252,769	13.98%	108,498	6.0%	153,705	8.500%	144,664	8.0%
Total risk-based capital ratio
Company	268,722	14.85%	144,791	8.0%	190,038	10.500%	N/A	N/A
Bank	259,603	14.36%	144,664	8.0%	189,871	10.500%	180,830	10.0%
December 31, 2018
Tier 1 leverage ratio
Company	$167,865	12.11%	$55,445	4.0%	$55,445	4.000%	N/A	N/A
Bank	140,149	11.04%	50,775	4.0%	50,775	4.000%	63,469	5.0%
Common equity tier 1 capital ratio
Company	165,054	14.56%	51,007	4.5%	72,260	6.375%	N/A	N/A
Bank	140,149	12.38%	50,925	4.5%	72,143	6.375%	73,558	6.5%
Tier 1 risk-based capital ratio
Company	167,865	14.81%	68,010	6.0%	89,262	7.875%	N/A	N/A
Bank	140,149	12.38%	67,900	6.0%	89,118	7.875%	90,533	8.0%
Total risk-based capital ratio
Company	174,199	15.37%	90,679	8.0%	111,932	9.875%	N/A	N/A
Bank	146,483	12.94%	90,533	8.0%	111,752	9.875%	113,166	10.0%

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

Changes in AOCI for the periods indicated are summarized as follows:

	For the Year Ended December 31, 2019
	Before	Tax	Net
	Tax	Effect	of Tax
	(Dollars in thousands)
Balance at beginning of period	$2,347	$(493)	$1,854
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	3,172	(662)	2,510
Amounts reclassified to (gain) loss on investment securities (1)	(4,680)	983	(3,697)
Balance at end of period	$839	$(172)	$667

	For the Year Ended December 31, 2018
	Before	Tax	Net
	Tax	Effect	of Tax
	(Dollars in thousands)
Balance at beginning of period	$(634)	$133	$(501)
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	2,981	(626)	2,355
Amounts reclassified to (gain) loss on investment securities (1)	—	—	—
Balance at end of period	$2,347	$(493)	$1,854

	For the Year Ended December 31, 2017
	Before	Tax	Net
	Tax	Effect	of Tax
	(Dollars in thousands)
Balance at beginning of period	$—	$—	$—
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(634)	133	(501)
Amounts reclassified to (gain) loss on investment securities (1)	—	—	—
Balance at end of period	$(634)	$133	$(501)

(1)	Gross amounts are included in gain on sales of investment securities and income tax amounts are included in income tax expense on the Consolidated Statements of Income.

NOTE 15. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Spirit of Texas Bancshares, Inc. 2008 Stock Plan

During 2008, the Company established an incentive stock plan (the “2008 Stock Plan”). Under the 2008 Stock Plan, stockholders authorized options to purchase up to 914,500 shares of Company stock. During 2015, stockholders authorized an increase in options to purchase up to 1,750,000 shares of Company common stock. The option terms cannot exceed 10 years from the grant date. Options are fully vested after five years of employment. Options for a total of 898,572 shares of the Company stock are outstanding as of December 31, 2019. At December 31, 2019, the Company had 312,175 available shares for future option grants under the 2008 Stock Plan.

The following table presents the activity during the year ended December 31, 2019 related to the 2008 Stock Plan:

	2008 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2019	1,116,672	$13.04
Granted	—	—	—	—
Exercised	(207,150)	11.49	$2,384	—
Forfeited (1)	(10,950)	14.19
Expired	—	—	—	—
Outstanding at December 31, 2019	898,572	$13.39	$8,636	4.38
Vested and exercisable at December 31, 2019	802,882	$13.25	$7,830	4.17

(1)	Forfeitures are accounted for in the period they occur

There were no stock options granted for the years ended December 31, 2019 or 2018 out of the 2008 Stock Plan. The fair values of the stock options granted for the year ended December 31, 2017 were determined utilizing the Black-Scholes pricing model methodology. A summary of assumptions used to calculate the fair values of the 2008 Stock Plan award is presented below:

	2008 Stock Plan
	For the Years Ended December 31,
	2019	2018	2017
Expected volatility	—	—	20.0%
Expected dividend yield	—	—	0.0%
Expected term (years)	—	—	7.5
Risk-free interest rate	—	—	1.94%
Weighted average grant date fair value	$—	$—	$3.58

The expected volatility is based on the combination of the Company’s historical volatility and the volatility of comparable peer banks. The expected term represents the period of time that the 2008 Stock Plan awards are expected to be outstanding from the date of grant. The risk-free interest rate is based on the U.S. Treasury yields for the expected term of the instrument.

A summary of selected data related to stock-based compensation expense follows:

	2008 Stock Plan
	For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Stock-based compensation expense	$328	$545	$1,290
Amount of cash received from exercise of awards	1,880	2,991	468

	2008 Stock Plan
	As of December 31,
	2019	2018	2017
	(Dollars in thousands)
Unrecognized compensation expense related to stock-based compensation	$243	$625	$1,218
Weighted-average life over which expense is expected to be recognized (years)	1.3	1.9	2.5

Spirit of Texas Bancshares, Inc. 2017 Stock Plan

On February 23, 2017, the Company established an incentive stock plan to attract and retain officers, employees, directors and other service providers (the “2017 Stock Plan”). Under the 2017 Stock Plan, stockholders authorized options to purchase up to 1,000,000 shares of Company common stock. The option terms cannot exceed 10 years from the grant date. Directors’ stock options vest immediately and all employees’ options vest after 5 years of employment. Options for a total of 199,447 shares of the Company common stock are outstanding as of December 31, 2019. At December 31, 2019, the Company had 785,777 available shares for future option grants.

The following table presents the activity during the year ended December 31, 2019 related to the 2017 Stock Plan:

	2017 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2019	205,725	$17.45
Granted	850	23.18	—
Exercised	(5,626)	15.22	$44
Forfeited (1)	(1,502)	18.22
Expired	—	—
Outstanding at December 31, 2019	199,447	$17.53	$1,091	7.70
Vested and exercisable at December 31, 2019	92,104	$16.08	$637	7.39

(1)	Forfeitures are accounted for in the period they occur

The fair values of the stock options granted for the year ended December 31, 2019 were determined utilizing the Black-Scholes pricing model methodology. A summary of assumptions used to calculate the fair values of the 2017 Stock Plan awards is presented below:

	2017 Stock Plan
	For the Years Ended December 31,
	2019	2018	2017
Expected volatility	22.4%	22.7%	20.0%
Expected volatility of directors' options immediately vested	N/A	N/A	16.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (years) except for directors' options immediately vested	7.5	7.5	7.5
Expected term (years) of directors' options immediately vested	N/A	N/A	5.0
Risk-free interest rate	2.58%	2.36-2.96%	1.76-1.95%
Weighted average grant date fair value	$7.37	$6.78	$3.44

The expected volatility is based on the combination of the Company’s historical volatility and the volatility of comparable peer banks. The expected term represents the period of time that the 2017 Stock Plan awards are expected to be outstanding from the date of grant. The risk-free interest rate is based on the U.S. Treasury yields for the expected term of the instrument.

A summary of selected data related to stock-based compensation expense follows:

	2017 Stock Plan
	For the Years Ended December 31,
	2019	2018	2017
		(Dollars in thousands)
Stock-based compensation expense	$170	$127	$230
Amount of cash received from exercise of awards	86	150	—

	2017 Stock Plan
	As of December 31,
	2019	2018	2017
		(Dollars in thousands)
Unrecognized compensation expense related to stock-based compensation	$515	$685	$216
Weighted-average life over which expense is expected to be recognized (years)	2.8	4.1	4.2

2017 Stock Plan – Restricted Stock Unit Awards

On five different dates during the year ended December 31, 2019, the Company granted a total of 59,780 restricted stock units to employees and directors that vest in full (i.e. cliff vesting) on the five year anniversary of the grant date. The fair value of the restricted stock units on the grant date was $1.3 million and will be recognized as compensation expense over the requisite vesting period ending on the respective five year anniversary of the restricted stock unit award’s grant date.

The following table presents the activity for the year ended December 31, 2019 related to restricted stock units from the 2017 Stock Plan:

	2017 Stock Plan
	Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	59,780	$22.12
Vested	—
Forfeited	(500)	22.42
Outstanding at December 31, 2019	59,280	$22.11

A summary of selected data related to stock-based compensation expense for the years ended December 31, 2019 and 2018 are as follows:

	Restricted Stock Unit Awards
	December 31,
	2019	2018
	(Dollars in thousands)
Stock-based compensation expense	$141	$—
Unrecognized compensation expense related to stock-based compensation	$1,181	$—
Weighted-average life over which expense is expected to be recognized (years)	4.45	—

Bank4Texas Warrants

In connection with the acquisition of Bank4Texas in 2010, the Company issued warrants for 12,491 shares of stock. The Bank4Texas warrants expire in August 2020. The warrants are exercisable at $10.50 per share and expire in August 2020.

The following table presents the activity for the period indicated related to the Bank4Texas Warrants:

	Bank4Texas Warrants
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2019	10,710	$10.50
Granted	—	—
Exercised	(838)	10.50	$10
Forfeited (1)	—	—
Expired	—	—
Outstanding at December 31, 2019	9,872	$10.50	$123	—
Vested and exercisable at December 31, 2019	9,872	$10.50	$123	—

The amount of cash received by the Company from the exercise of the warrants was $9 thousand. There is no remaining expense to be recognized on the Bank4Texas Warrants.

Oasis Warrants

In connection with the acquisition of Oasis Bank in 2012, the Company issued warrants for 19,140 shares of stock. The Oasis warrants are exercisable at $12.84 per share and expire in November 2022. None of these warrants have been exercised.

Spirit of Texas Bank 401(k) Retirement Plan

The Company sponsors the Spirit of Texas Bank, SSB 401(k) Plan, a tax-qualified, deferred compensation plan (the “401(k) Plan”). Under the terms of the 401(k) Plan eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate at the completion of one month of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 6% of compensation. Matching contributions are fully vested after six years of service. Total 401(k) matching employer contribution expense amounted to $1.2 million, $796 thousand and $738 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 16. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted EPS:

	For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share data)
Net income as reported	$21,136	$9,978	$4,753
Less: Participated securities share of undistributed earnings	—	—	23
Net income available to common stockholders	$21,136	$9,978	$4,730
Weighted average number of common shares - basic	14,697,342	9,258,216	7,233,783
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	415,485	384,192	286,161
Weighted average number of common shares - diluted	15,112,827	9,642,408	7,519,944
Basic earnings per common share	$1.44	$1.08	$0.65
Diluted earnings per common share	$1.40	$1.03	$0.63
Anti-dilutive warrants and stock options	141,950	82,948	261,225

NOTE 17. INCOME TAXES

The components of the expense (benefit) for income taxes for the periods presented are as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Current income tax expense:
Federal	$3,616	$902	$3,529
State	75	35	108
Total current income tax expense	3,691	937	3,637
Deferred income tax expense (benefit):
Federal	1,730	1,065	(50)
State	—	—	—
Total deferred income tax expense (benefit)	1,730	1,065	(50)
Total income tax expense (benefit)	$5,421	$2,002	$3,587

A reconciliation of the expected income tax expense at the statutory federal income tax rate of 21% for the years ended December 31, 2019 and 2018 and 34% for the year ended December 31, 2017 to the Company’s actual income tax expense and effective tax rate for the periods presented is as follows:

	For the Years Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Tax expense at federal income tax rate	$5,576	21.00%	$2,516	21.00%	$2,835	34.00%
State taxes	62	0.23%	28	0.23%	71	0.85%
Increase (decrease) resulting from:
Tax-exempt interest	(447)	-1.68%	(377)	-3.15%	(617)	-7.40%
Bank-owned life insurance	(64)	-0.24%	(4)	-0.03%	1	0.01%
Stock compensation	87	0.33%	(247)	-2.06%	260	3.12%
Interest expense exclusion	26	0.10%	21	0.18%	29	0.35%
Meals and entertainment	29	0.11%	18	0.15%	99	1.19%
Club dues	38	0.14%	30	0.25%	56	0.67%
Acquisition expenses	156	0.59%	155	1.29%	—	0.00%
Deferred tax valuation adjustment	—	0.00%	-	0.00%	834	10.00%
Other	(42)	-0.17%	(138)	-1.15%	19	0.22%
Total	$5,421	20.41%	$2,002	16.71%	$3,587	43.01%

During 2019, no changes were made to the corporate tax rate. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. We completed the accounting for the effects of the Act during the quarter ended December 31, 2017. Our financial statements for the year ended December 31, 2017, reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34.0% to 21.0% as well as other changes. As a result of the changes to tax laws and tax rates under the Act, we incurred incremental income tax expense of $834 thousand during the year ended December 31, 2017, which consisted primarily of the re-measurement of deferred tax assets and liabilities from 34.0% to 21.0%.

Deferred income tax assets and liabilities reflect the tax effect of estimated temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

The significant components of the net deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2019	2018
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	1,341	1,225
Organizational costs	28	37
Purchase accounting	1,895	2,217
Net operating loss	868	304
Stock Option Expense	231	249
Other	85	4
Total gross deferred tax assets	4,448	4,036
Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(172)	(493)
Depreciation	(2,494)	(1,667)
Purchase accounting	(2,296)	(1,396)
SBA servicing	(71)	(112)
FHLB dividends	(87)	(40)
Total gross deferred tax liabilities	(5,120)	(3,708)
Deferred tax (liabilities) assets, net	$(672)	$328

The realizability of deferred tax assets is dependent upon various factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these factors, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets.

The Company has federal net operating loss carryforwards of approximately $4.1 million which begin to expire in 2022. This amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $2.1 million per year. The Company has determined that it is more likely than not that it will fully realize the benefit of such carryforwards prior to their expiration. Accordingly, a valuation allowance has not been recorded for federal net operating losses.

The Company did not have any uncertain tax positons at December 31, 2019.   The Company’s policy is to classify interest and penalties associated with income taxes within other expenses. The Company did not record interest and penalties for the year ended December, 31, 2019.  The Company recorded interest and penalties of $23 thousand for the year ended December 31, 2018. The Company did not record interest and penalties associated with income taxes for the year ended December 31, 2017.

NOTE 18. COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of December 31, 2019 and December 31, 2018, the Company’s reserve for unfunded commitments totalled $98 thousand and $48 thousand, respectively.

Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.

Financial Instruments Commitments

Unfunded commitments are as follows:

	December 31,
	2019	2018
	(Dollars in thousands)
Unfunded loan commitments	$243,568	$176,156
Commercial and standby letters of credit	1,232	547
Total	$244,800	$176,703

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

Pending Acquisition

On December 20, 2019 Spirit of Texas Bancshares, Inc. (“Spirit”), and Simmons Bank, entered into a Branch Purchase and Assumption Agreement providing for the acquisition by Spirit of certain assets and assumption of certain liabilities associated with five Simmons Bank locations in Austin, San Antonio, and Tilden, Texas.  Pursuant to the agreement, the purchase price will be dependent on loan and deposit balances associated with the branches as of the date of close.

NOTE 19. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets of the Company (Parent company only) for the periods presented are as follows:

	December 31,
	2019	2018
Assets:
Cash and due from banks	$4,631	$26,978
Investment in bank subsidiary	336,576	173,957
Other assets	4,656	1,799
Total assets	$345,863	$202,734
Liabilities and stockholders' equity:
Borrowings	—	2,811
Other liabilities	158	1,127
Stockholders' equity	345,705	198,796
Total liabilities and stockholders' equity	$345,863	$202,734

Condensed Statements of Income of the Company (Parent company only) for the periods presented are as follows:

	For the Years Ended December 31,
	2019	2018	2017
Income:
Interest income	$4	$1	—
Other noninterest income	74	25	—
Total income	78	26	—
Expense:
Interest on borrowings	406	170	345
Salaries and benefits	2	24	1,424
Stock-based compensation expense	665	672	1,520
Professional services	2,914	2,107	563
Directors fees	218	209	212
Other noninterest expense	61	178	132
Total expense	4,266	3,360	4,196
Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiary	(4,188)	(3,334)	(4,196)
Income tax expense (benefit)	(638)	(795)	(986)
Income (loss) before equity in undistributed income of subsidiaries	(3,550)	(2,539)	(3,210)
Equity in income of subsidiary	24,686	12,517	7,963
Net income	$21,136	$9,978	$4,753
Comprehensive income	$19,949	$12,333	$4,252

Condensed Statements of Cash Flows of the Company (Parent company only) for periods presented are as follows:

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$21,136	$9,978	$4,753
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(24,686)	(12,517)	(7,963)
Stock-based compensation	665	672	1,520
Net change in operating assets and liabilities:
Net change in other assets	(2,616)	1,622	(1,190)
Net change in other liabilities	(969)	(1,031)	4,071
Net cash provided by (used in) operating activities	(6,470)	(1,276)	1,191
Cash flows from investing activities:
Capital contribution	(11,000)	—	(2,788)
Net cash paid in business combination	(50,278)	(11,755)
Net cash provided by (used in) investing activities	(61,278)	(11,755)	(2,788)
Cash flows from financing activities:
Proceeds of borrowings	21,000	—	7,788
Repayment of borrowings	(23,811)	(7,788)	(5,000)
Proceeds from capital raise, net	46,535	42,058	—
Purchase of treasury stock	(289)	—	—
Exercise of stock options and warrants	1,966	3,902	471
Net cash provided by (used in) financing activities	45,401	38,172	3,259
Net change in cash and cash equivalents	(22,347)	25,141	1,662
Cash and cash equivalents at beginning of period	26,978	1,837	175
Cash and cash equivalents at end of period	$4,631	$26,978	$1,837
Supplemental disclosure of noncash investing and financing activities:
Fair value of trust preferreds acquired in business combination	—	2,811	—

NOTE 20. FAIR VALUE MEASUREMENTS

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

The following table presents the assets and liabilities measured at fair value on a recurring basis:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Treasuries	$60,371	—	$—	$60,371
State and municipal obligations	—	7,981	—	7,981
Residential mortgage-backed securities	—	28,585	—	28,585
SBA servicing rights	—	—	3,355	3,355
	$60,371	$36,566	$3,355	$100,292

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Government agencies	$—	$1,934	$—	$1,934
State and municipal obligations	—	18,048	—	18,048
Residential mortgage-backed securities	—	153,974	—	153,974
Corporate bonds and other debt securities	—	5,505	—	5,505
SBA servicing rights	—	—	3,965	3,965
	$—	$179,461	$3,965	$183,426

There were no transfers of financial assets between levels of the fair value hierarchy during the years ended December 31, 2019 or 2018.

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

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	Estimated Fair Value
	December 31,
	2019	2018
	(Dollars in thousands)
Assets (classified in Level 3)
Impaired loans	$3,990	$1,908
Other real estate owned and repossessed assets	3,653	782

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

The following tables show significant unobservable inputs used in the recurring and non-recurring fair value measurements of Level 3 assets:

				Range/Weighted
Level 3 Asset	Fair Value	Valuation Technique	Unobservable Inputs	Average
December 31, 2019
Non-recurring:
Impaired loans	$3,990	Third party appraisals	Collateral discounts	0.0% - 100.0% (23.9%)
Other real estate owned	3,653	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	3,355	Discounted cash flows	Conditional prepayment rate	13.3%
			Discount rate	10.8%
December 31, 2018
Non-recurring:
Impaired loans	$2,696	Third party appraisals	Collateral discounts	0.0% - 100.0% (19.2%)
Other real estate owned	782	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	3,965	Discounted cash flows	Conditional prepayment rate	11.8%
			Discount rate	11.5%

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

	Carrying	Fair
December 31, 2019	Value	Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$325,957	$325,957	$325,957	$—	$—
Time deposits in other banks	490	490	—	490	—
Available for sale securities	96,937	96,937	—	96,937	—
FHLB and other bank stock	8,310	8,310	—	8,310	—
Loans, net	1,760,445	1,758,511	—	—	1,758,511
Loans held for sale	3,989	4,307	—	4,307	—
Accrued interest receivable	6,507	6,507	—	6,507	—
Bank-owned life insurance	15,610	15,610	—	15,610	—
SBA servicing rights	3,355	3,355	—	—	3,355
Financial Liabilities:
Deposits	$1,928,126	$1,855,491	$—	$1,855,491	$—
Accrued interest payable	1,219	1,219	—	1,219	—
Short-term borrowings	—	—	—	—	—
Long-term borrowings	105,140	102,488	—	102,488	—

	Carrying	Fair
December 31, 2018	Value	Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$89,015	$89,015	$89,015	$—	$—
Available for sale securities	179,461	179,461	—	179,461	—
FHLB and other bank stock	5,304	5,304	—	5,304	—
Loans, net	1,096,522	1,085,120	—	—	1,085,120
Loans held for sale	3,945	4,200	—	4,200	—
Accrued interest receivable	4,934	4,934	—	4,934	—
Bank-owned life insurance	7,401	7,401	—	7,401	—
SBA servicing rights	3,965	3,965	—	—	3,965
Financial Liabilities:
Deposits	$1,182,648	$1,181,606	$—	$1,181,606	$—
Accrued interest payable	702	702	—	702	—
Short-term borrowings	12,500	12,500	—	12,500	—
Long-term borrowings	77,784	76,603	—	76,603	—

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at December 31, 2019 and December 31, 2018, include cash and cash equivalents, time deposits in other banks and accrued interest receivable and payable.

NOTE 21. SUBSEQUENT EVENT

On February 28, 2020, Spirit completed its acquisition of certain assets and assumption of certain liabilities associated with five branch offices of Simmons Bank (the “Simmons acquisition”).  The offices are located in Austin, San Antonio and Tilden, Texas.  The Company’s initial accounting for the transaction is still in process, and the preliminary amounts disclosed are subject to customary settlements of in-process transactions at the date of acquisition.  The preliminary acquired assets totaling $274.1 includes loans receivable of $270.7 million, property and equipment of $2.2 million and other assets of $1.2 million.  The preliminary liabilities assumed totaling $141.1 million includes customer deposits of $141.0 million and other liabilities totaling $102 thousand.  The Company’s preliminary cash consideration for the acquisition was $133.0 million. The Company will complete its valuations of the assets acquired and liabilities assumed after the final settlement occurs, and therefore the preliminary balances disclosed are not reflective of valuation adjustments.

NOTE 22. QUARTERLY FINANCIAL DATA (UNAUDITED)

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

The information below is only a summary and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated historical financial statements and the related notes thereto included in this Annual Report on Form 10-K.

	For the Quarters Ended December 31, 2019
	Q4	Q3	Q2	Q1
	(Dollars in thousands)
Selected income statement data:
Interest income	$27,075	$25,001	$24,300	$18,884
Interest expense	4,850	4,522	4,549	3,449
Net interest income	22,225	20,479	19,751	15,435
Provision for loan losses	775	900	332	849
Net interest income after provision for loan losses	21,450	19,579	19,419	14,586
Noninterest income	5,054	2,681	3,775	3,057
Noninterest expense(1)	18,659	15,556	15,825	13,004
Income before income tax expense	7,845	6,704	7,369	4,639
Income tax expense	1,676	1,374	1,542	829
Net income	$6,169	$5,330	$5,827	$3,810
Earnings per share:
Basic	$0.35	$0.35	$0.42	$0.31
Diluted	$0.35	$0.34	$0.41	$0.30

	For the Quarters Ended December 31, 2018
	Q4	Q3	Q2	Q1
	(Dollars in thousands)
Selected income statement data:
Interest income	$16,922	$14,276	$13,488	$12,653
Interest expense	3,060	2,586	2,406	2,272
Net interest income	13,862	11,690	11,082	10,381
Provision for loan losses	700	486	635	339
Net interest income after provision for loan losses	13,162	11,204	10,447	10,042
Noninterest income	3,031	2,567	2,303	2,588
Noninterest expense	13,576	10,281	9,381	10,126
Income before income tax expense	2,617	3,490	3,369	2,504
Income tax expense	104	719	688	491
Net income	$2,513	$2,771	$2,681	$2,013
Earnings per share:
Basic	$0.23	$0.28	$0.30	$0.27
Diluted	$0.22	$0.27	$0.29	$0.27

(1)

The increases in noninterest expense for second and fourth quarters of 2019 is primarily due to additional amortization of core deposit intangibles related to the Beeville merger in the second quarter and additional salaries and benefits related to the Beeville merger in the second quarter and the Citizens acquisition in the fourth quarter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s President and Chief Executive Officer and its Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2019. Based on this evaluation, the Company’s President and Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified during the fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

The Company is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this Annual Report on Form 10-K. The consolidated financial statements and notes included in this Annual Report on Form 10-K have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; provide a reasonable assurance that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the Company; and provide a reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are noted.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, assessed the Company’s system of internal control over financial reporting as of December 31, 2019, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Chandler Bancorp, Inc. and its subsidiary Citizens State Bank (together, “Citizens”), which was acquired on November 5, 2019, and which is included in the consolidated balance sheets of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended.  Citizens constituted 13.5% and 18.4% of total assets and net assets, respectively, as of December 31, 2019, and 2.4% and 5.4% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Citizens because of the timing of the acquisition which was completed on November 5, 2019.

Based on this assessment, management concludes that, as of December 31, 2019, the Company’s system of internal control over financial reporting is effective.

BDO USA, LLP, which is the independent registered public accounting firm that audited the financial statements in this Annual Report on Form 10-K, has not issued an attestation report on the Company’s internal control over financial reporting. As an emerging growth company, management’s report was not subject to attestation by the Company’s independent registered public accounting firm in accordance with the JOBS Act.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end (the “Proxy Statement”).

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

2.1

Agreement and Plan of Reorganization, dated as of July 19, 2018, by and among Spirit of Texas Bancshares, Inc. and Comanche National Corporation (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on July 19, 2018 (File No. 001-38484)) (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request).

2.2

Agreement and Plan of Reorganization, dated as of November 27, 2018, by and among Spirit of Texas Bancshares, Inc. and First Beeville Financial Corporation (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on November 28, 2018 (File No. 001-38484)) (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request).

2.3

Agreement and Plan of Reorganization, dated as of July 24, 2019, by and between Spirit of Texas Bancshares, Inc. and Chandler Bancorp, Inc., and joined in by Kidd Partners, Ltd. (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on July 24, 2019 (File No. 001-38484)) (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request).

2.4

Branch Purchase and Assumption Agreement, dated as of December 20, 2019, by and between Spirit of Texas Bank, SSB and Simmons Bank (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on December 23, 2019 (File No. 001-38484)) (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request).

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

3.3

Certificate of Amendment to the Second Amended and Restated Certificate of Formation of Spirit of Texas Bancshares, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Form S-1 filed with the Commission on April 6, 2018) (File No. 333-224172)

4.1

Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 26, 2018).

4.2

Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

4.3*	Description of Registrant’s Common Stock

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

10.17	Form of Employee Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 3, 2019) (File No. 001-38484).

10.18

Registration Rights Agreement, dated as of July 24, 2019, by and between Spirit of Texas Bancshares, Inc. and Kidd Partners, Ltd. (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on July 24, 2019 (File No. 001-38484)).

10.19

Underwriting Agreement, dated July 25, 2019, by and between Spirit of Texas Bancshares, Inc., Spirit of Texas Bank, SSB, and Stephens Inc. and Keefe, Bruyette & Woods, Inc. (incorporated herein by reference to Exhibit 1.1 to Current Report on Form 8-K filed with the SEC on July 25, 2019 (File No. 001-38484)).

21.1*	List of Subsidiaries of Spirit of Texas Bancshares, Inc.

23.1*	Consent of BDO USA, LLP

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed with this Annual Report on Form 10-K

**	Furnished with this Annual Report on Form 10-K

†	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spirit of Texas Bancshares, Inc.

Date: March 16, 2020	By:	/s/ Dean O. Bass
Dean O. Bass
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2020	By:	/s/ Allison S. Johnson
Allison S. Johnson
Interim Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dean O. Bass	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2020
Dean O. Bass

/s/ David M. McGuire	President and Director	March 16, 2020
David M. McGuire

/s/ Allison S. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 16, 2020
Allison S. Johnson

/s/ Robert S. Beall	Director	March 16, 2020
Robert S. Beall

/s/ Nelda Luce Blair	Director	March 16, 2020
Nelda Luce Blair

/s/ Thomas Jones, Jr.	Director	March 16, 2020
Thomas Jones, Jr.

/s/ Allen C. Jones, IV	Director	March 16, 2020
Allen C. Jones, IV

/s/ Steven Gregory Kidd	Director	March 16, 2020
Steven Gregory Kidd

/s/ Steven M. Morris	Director	March 16, 2020
Steven M. Morris

/s/ Leo T. Metcalf, III	Director	March 16, 2020
Leo T. Metcalf, III

/s/ William K. Nix	Director	March 16, 2020
William K. Nix

/s/ Akash J. Patel	Director	March 16, 2020
Akash J. Patel

/s/ H. D. Patel	Director	March 16, 2020
H. D. Patel

/s/ Thomas C. Sooy	Director	March 16, 2020
Thomas C. Sooy