Form 10-Q
period 2020-03-31
Spirit of Texas Bancshares, Inc.
filed 2020-05-15
CIK 1499453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, the registrant had 17,612,830 shares of common stock, no par value, outstanding.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Spirit of Texas Bancshares, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 11, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Form 10-Q”), was delayed due to circumstances related to novel coronavirus outbreak (the “COVID-19 pandemic”). Due to the COVID-19 pandemic and measures taken to limit the spread of the COVID-19 pandemic, the Company’s operations and business have experienced disruptions. The COVID-19 pandemic has resulted in the Company having to modify its business practices. In particular, many of our employees, including our finance staff, have been working remotely throughout the state and local shelter-in-place orders, which has resulted in more limited support from and access to key personnel, as well as delays in communication among such persons.  The Company was therefore unable to file the Form 10-Q on its customary schedule. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, SEC Release No. 34-88465, dated March 25, 2020, to delay the filing of this Form 10-Q.

PART I.     FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2020	December 31, 2019
Assets:
Cash and due from banks	$33,946	$32,490
Interest-bearing deposits in other banks	193,707	293,467
Total cash and cash equivalents	227,653	325,957
Time deposits in other banks	245	490
Investment securities:
Available for sale securities, at fair value	94,963	96,937
Total investment securities	94,963	96,937
Loans held for sale	7,765	3,989
Loans:
Loans held for investment	2,013,367	1,767,182
Less: allowance for loan and lease losses	(7,620)	(6,737)
Loans, net	2,005,747	1,760,445
Premises and equipment, net	78,594	75,150
Accrued interest receivable	7,314	6,507
Other real estate owned and repossessed assets	3,731	3,653
Goodwill	79,009	68,503
Core deposit intangible	10,536	11,472
SBA servicing asset	3,055	3,355
Bank-owned life insurance	15,699	15,610
Federal Home Loan Bank and other bank stock, at cost	5,660	8,310
Other assets	4,526	4,244
Total assets	$2,544,497	$2,384,622
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$487,060	$444,822
Interest-bearing	878,279	803,557
Total transaction accounts	1,365,339	1,248,379
Time deposits	711,968	679,747
Total deposits	2,077,307	1,928,126
Accrued interest payable	1,218	1,219
Short-term borrowings	10,000	—
Long-term borrowings	103,276	105,140
Deferred tax liability, net	1,706	672
Other liabilities	5,173	3,760
Total liabilities	2,198,680	2,038,917
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $1 par value; 5 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, no par value; 50 million shares authorized; 18,304,245 and 18,272,245 shares issued; 17,969,012 and 18,258,222 shares outstanding	297,966	297,188
Retained earnings	52,213	48,139
Accumulated other comprehensive income (loss)	732	667
Treasury stock	(5,094)	(289)
Total stockholders' equity	345,817	345,705
Total liabilities and stockholders' equity	$2,544,497	$2,384,622

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Interest income:
Interest and fees on loans	$27,409	$17,118
Interest and dividends on investment securities	504	1,182
Other interest income	900	584
Total interest income	28,813	18,884
Interest expense:
Interest on deposits	4,507	3,071
Interest on FHLB advances and other borrowings	508	378
Total interest expense	5,015	3,449
Net interest income	23,798	15,435
Provision for loan losses	1,171	849
Net interest income after provision for loan losses	22,627	14,586
Noninterest income:
Service charges and fees	1,311	729
SBA loan servicing fees	10	264
Mortgage referral fees	202	110
Swap referral fees	580
Gain on sales of loans, net	464	804
Gain on sales of investment securities	—	1,081
Other noninterest income	145	69
Total noninterest income	2,712	3,057
Noninterest expense:
Salaries and employee benefits	11,789	7,124
Occupancy and equipment expenses	2,315	1,262
Professional services	895	1,041
Data processing and network	743	485
Regulatory assessments and insurance	402	98
Amortization of intangibles	946	603
Advertising	153	97
Marketing	160	139
Telephone expense	407	140
Conversion expense	1,477	1,151
Other operating expenses	1,673	864
Total noninterest expense	20,960	13,004
Income before income tax expense	4,379	4,639
Income tax expense	305	829
Net income	$4,074	$3,810
Earnings per common share:
Basic	$0.22	$0.31
Diluted	$0.22	$0.30
Weighted average common shares outstanding:
Basic	18,184,110	12,152,558
Diluted	18,441,977	12,607,445

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$4,074	$3,810
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of (tax) and benefit of $(17), and $(308), respectively	65	1,162
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $0, and $269, respectively	—	(1,012)
Total other comprehensive income (loss)	65	150
Total comprehensive income	$4,139	$3,960

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(Dollars in thousands)

	Shares of Common	Shares of Preferred	Common	Preferred	Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Stock	Stock	Stock	Earnings	Stock	Income (Loss)	Equity
Three Months Ended March 31,
Balance as of January 1, 2019	12,103,753	—	$169,939	$—	$27,003	$—	$1,854	$198,796
Net income	—	—	—	—	3,810	—	—	3,810
Shares issued in offering, net adjustment	—	—	—	—	—	—	—	—
Exercise of stock options and warrants	92,138	—	1,103	—	—	—	—	1,103
Stock-based compensation	—	—	117	—	—	—	—	117
Other comprehensive income (loss)	—	—	—	—	—	—	150	150
Balance as of March 31, 2019	12,195,891	—	$171,159	$—	$30,813	$—	$2,004	$203,976

Balance as of January 1, 2020	18,258,222	—	$297,188	$—	$48,139	$(289)	$667	$345,705
Net income	—	—	—	—	4,074	—	—	4,074
Shares issued in offering, net	—	—	—	—	—	—	—	—
Exercise of stock options and warrants	32,000	—	401	—	—	—	—	401
Stock-based compensation	—	—	377	—	—	—	—	377
Treasury stock purchases	(321,210)	—	—	—	—	(4,805)	—	(4,805)
Other comprehensive income (loss)	—	—	—	—	—	—	65	65
Balance as of March 31, 2020	17,969,012	—	$297,966	$—	$52,213	$(5,094)	$732	$345,817

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income	$4,074	$3,810
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,171	849
Depreciation and amortization	1,104	582
Net amortization (accretion) of premium (discount) on investment securities	(86)	45
Amortization of core deposit intangible	946	603
Accretion of discount on retained SBA loans	(333)	(450)
Deferred tax expense	1,017	740
Originations of loans held for sale	(9,380)	(12,453)
Proceeds from loans held for sale	6,109	10,933
Net gains on sale of loans held for sale	(464)	(804)
Gain on sale of investment securities	—	(1,081)
Gain on sale of other real estate owned	—	(21)
Fair value adjustment on SBA servicing asset	405	416
Stock-based compensation	377	117
Increase in cash surrender value of BOLI	(89)	(41)
Net change in operating assets and liabilities:
Net change in accrued interest receivable	(94)	(73)
Net change in accrued interest payable	(40)	35
Net change in other assets	(30)	(188)
Net change in other liabilities	(286)	(1,097)
Net cash provided by operating activities	4,401	1,922
Cash Flows From Investing Activities:
Sales of investment securities available for sale	—	45,243
Paydown and maturities of investment securities available for sale	2,386	4,531
Purchase of FHLB and other bank stock	(46)	(37)
Sale of FHLB and other bank stock	2,696	—
Proceeds from the sale of loans held for investment	50,208	—
Net change in loans	(39,375)	(23,442)
Proceeds from the sale of other real estate owned	—	336
Purchase of premises and equipment	(2,353)	(1,942)
Net cash paid in business combination (1)	(129,461)	—
Net cash provided by (used in) investing activities	(115,945)	24,689
Cash Flows From Financing Activities:
Net change in deposits	9,508	20,604
Redemption of trust preferred securities	—	78
Proceeds from long-term borrowings	10,950	1,818
Repayment of long-term borrowings	(11,654)	(4,058)
Proceeds from short-term borrowings	10,000	—
Repayment of short-term borrowings	—	(12,500)
Net change in secured borrowings	(1,160)	(9)
Purchase of treasury stock	(4,805)	—
Exercise of stock options and warrants	401	1,103
Net cash provided by financing activities	13,240	7,036
Net Change in Cash and Cash Equivalents	(98,304)	33,647
Cash and Cash Equivalents at Beginning of Period	325,957	89,015
Cash and Cash Equivalents at End of Period	$227,653	$122,662
Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,016	$3,415
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$78	$51
Fair value of assets acquired in business combination, excluding cash	270,873	—
Goodwill recorded	12,499	—
Liabilities assumed in business combination	139,721	—

(1)	– Total cash paid was $131.6 million; however, $2.1 million was accrued and paid subsequent to March 31, 2020.

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Spirit of Texas Bancshares, Inc. (“Spirit,” “STXB” or the “Company”) is a bank holding company headquartered in Conroe, Texas that provides, through its bank subsidiary, a variety of financial services to individuals and corporate customers located largely in the State of Texas, and which customers are primarily involved in agricultural, light industrial and commercial arenas.

         The Company consummated an underwritten public offering of its common stock on July 25, 2019 (the “2019 Offering”). In connection with the 2019 Offering, the Company issued and sold 2,300,000 shares of its common stock, including 300,000 shares sold pursuant to the Underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $21.50 per share for net proceeds of approximately $46.5 million after deducting underwriting discounts and commissions and estimated offering expenses. The Company used $21.0 million of the net proceeds from the 2019 Offering to pay off a line of credit with a third-party lender and approximately $17.9 million of the net proceeds from the 2019 Offering to fund the cash portion of the merger consideration paid to the sole shareholder of Chandler in the Company’s acquisition of Chandler Bancorp, Inc. (“Chandler”) and its subsidiary, Citizens State Bank. The remaining net proceeds will be used by the Company for other general corporate purposes in order to support its continued growth, including investments in its bank subsidiary and future strategic acquisitions.

Risks and Uncertainties

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely impacted the level of economic activity in the local, national and global economies and financial markets. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The Company and its customers have been adversely affected by the COVID-19 pandemic. The extent to which the COVID-19 pandemic negatively impacts the Company's business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, is unknown at this time and will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic is sustained, it may further adversely impact the Company and impair the ability of the Company's customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on its business operations, asset valuations, financial condition, and results of operations.

In response to the pandemic, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security (“Cares”) Act.  This legislation aims at providing relief for individuals and businesses that have been negatively impacted by the coronavirus pandemic.  The CARES Act includes a provision for the Company to opt out of applying the “troubled debt restructuring” (“TDR”) accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019.  The Bank adopted this provision.

Additionally, the CARES act contained provisions which impact federal income taxes including but not limited to an extension to pay and file federal tax returns, bonus depreciation on qualified improvement property and the ability to carry back certain net operating losses to a prior year.  The Bank will utilize the filing and payment extension and NOL carryback provisions.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Spirit of Texas Bank, SSB (the “Bank”).  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 previously filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K.

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

Correction of an Immaterial Error on the Consolidated Balance Sheet and Cash Flow

The Company identified an immaterial error pertaining to the accounting of certain loan participations sold impacting its consolidated balance sheet and its consolidated statement of cash flows for the three months ended March 31, 2019. Due to the rights retained on certain loan participations sold, the Company is deemed to have retained effective control over these loans under Financial Accounting Standards Board (“FASB”)’s Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing”, and therefore these participations sold must be accounted for as a secured borrowing. The Company reviewed the impact of this error on the prior periods and determined that the error was not material to the prior period consolidated financial statements. The Company has corrected the immaterial error in the consolidated statement of cash flows for the three months ended March 31, 2019 by increasing investing cash flows by $9 thousand and decreasing financing cash flows by $9 thousand from amounts previously reported.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” – Issued in March 2020, Accounting Standards Update (“ASU”) No. 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.  ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022.  The adoption of ASU 2020-04 did not significantly impact our financial statements.

ASU 2019-11, “Financial Instruments-Credit Losses:  Codification Improvements Topic 326” – Issued in November 2019, ASU No. 2019-11 clarifies and addresses specific issues about certain aspects of the amendments in ASU 2016-13.  For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years.  See the discussions regarding the adoption of ASU 2016-13 below.

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

ASU 2018-13, “Fair Value Measurement Disclosure Framework” – Issued in August 2018, ASU No. 2018-13 modifies the disclosure requirements on fair value measurements outlined in Topic 820, Fair Value Measurements.  Specifically the amendments in the ASU remove the requirements to disclose the amount and reasons for transfers between fair value hierarchy levels, the policy for timing of transfers between levels, the valuation processes for Level 3 fair value measurements, and for nonpublic entities, disclosure of the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements.  Additionally, the ASU adds disclosure requirements regarding changes in unrealized gains and losses for the period included in other comprehensive income related to Level 3 fair value measurements, and disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  The amendments of ASU 2018-13 are effective for all entities for interim and annual periods beginning after December 15, 2019.  Management adopted the provisions of this ASU removing fair value disclosure requirements as of December 31, 2018 as early adoption of the removal provisions was allowed and  adopted the remaining provisions of the ASU as of January 1, 2020.  The provisions of this ASU did not have a material impact on the Company’s consolidated financial statements.

ASU 2018-09, “Codification Improvements.” - Issued in July 2018, ASU No. 2018-09 makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. Management adopted all amendments of ASU 2018-09 as of January 1, 2020.  Adoption of the amendments did not have a material impact on the Company’s consolidated financial statements.

ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Issued in January 2017, ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective prospectively for public entities for annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019 and for all other entities for impairment tests in fiscal years beginning after December 15, 2021. Management  adopted this ASU using the public company effective date as early adoption is permitted.  The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2. REVENUE RECOGNITION

Spirit accounts for revenue from contracts with customers in accordance with FASB ASC Topic 606, “Revenue from Contracts with Customers,” which provides that revenue be recognized in a manner that depicts the transfer of goods or services to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.  Revenue from contracts with customers is recognized either over time as performance obligations are fulfilled, or at a point in time when control of the goods or services are transferred to the customer.  Spirit’s noninterest income, excluding all of SBA loan servicing fees, gain on sales of loans, net, and gain on sales of investment securities, are considered within the scope of FASB ASC Topic 606. Each category of in-scope revenue streams is discussed below.

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

Deposit Account Transaction Based Fee Income

Transaction based fee income on deposit accounts consists of variable revenue streams associated with activities which a deposit account holder may initiate on a transaction by transaction basis.  The majority of transaction based fee income arises from interchange revenue received when deposit customers use a debit card for a point of sale transaction over a third-party card payment network.  Interchange revenue is recorded net of related interchange expenses in the month in which the transaction occurs.

Merchant services income is realized through a third party service provider who is contracted by the Bank under a referral arrangement. Such fees represent fees charged to merchants to process their debit card transactions, in addition to account management fees. The third-party service provider also issues credit cards as private label in the Company's name in exchange for a referral fee.  Fees are earned and recorded in the same period as the referral occurs and the card is issued.

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

Referral Fees

Spirit utilizes third-party vendors to provide services to the Company and its customers that are not economically feasible to provide on a stand-alone basis.  These services include access to the secondary market for mortgage loans not held for investment and providing interest rate swaps to customers interested in hedging interest rate risk.  In exchange for providing these third-party vendors with new customers, Spirit receives a referral fee.

With respect to mortgage referral fees, the Company’s performance obligation is satisfied when the referred customer closes a mortgage loan with the third-party vendor and payment of the referral fee is typically received immediately.

Swap referral fees are recognized when an existing or new loan customer enters into a swap agreement with the third-party vendor.  Spirit is not a counterparty to the swap, and the performance obligation is satisfied at the time the swap agreement is signed.  Payment of the referral fee is received within three days of the signed swap agreement.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Non-Interest Income
In-scope of Topic 606
Deposit accounts core service charges	$211	$112
Deposit account transaction based fee income	1,100	631
Swap referral fees, included in other non-interest income	580	—
Mortgage referral fees	202	110
Non-Interest Income (in-scope of Topic 606)	2,093	853
Non-Interest Income (out-of-scope of Topic 606)	619	2,204
Total Non-Interest Income	$2,712	$3,057

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. The Company did not have any significant contract balances at March 31, 2020 or December 31, 2019.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not capitalized any contract acquisition costs for the three months ending March 31, 2020 or 2019.

NOTE 3. BUSINESS COMBINATIONS

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

The Company did not incur any expenses related to the acquisition  for the three months ended March 31, 2020. The Company incurred $504 thousand of expenses related to the acquisition during the three months ended March 31, 2019.

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

Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets of acquired bank (Dollars in thousands):
Cash and cash equivalents	$60,491
Securities available for sale	57,206
Loans held for investment	296,397
Premises and equipment	5,184
Other real estate owned	1,359
Goodwill	25,848
Core deposit intangible	5,695
Other assets	12,618
Total assets acquired	$464,798
Liabilities of acquired bank:
Deposits	$398,427
Other liabilities	515
Total liabilities assumed	$398,942
Common stock issued at $21.20 per share	$33,479
Cash paid	$32,377

As of March 31, 2020, management has completed evaluating the fair values of all assets acquired and liabilities assumed in the Beeville acquisition.  There were no measurement period adjustments during 2020.

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

The Company has recognized total goodwill of $22.4 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The fair value of the consideration exchanged related to the Company’s common stock was calculated based upon the closing market price of the Company’s common stock as of November 5, 2019. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company incurred expenses related to the Citizens acquisition of approximately $1.2 million for the three months ended March 31, 2020 which are included in noninterest expense in the consolidated statements of income.  The Company did not incur any expenses related to the acquisition for the three months ended March 31, 2019.

The Company reviewed the Citizens loan portfolio for potential impairment and identified loans with a contractual balance of $3.2 million that were deemed purchased credit impaired. Non-credit impaired loans had a preliminary fair value of $248.8 million at the acquisition date and contractual balance of $253.1 million. As of the acquisition date, the Company expects that an insignificant amount of the contractual balance of these loans will be uncollectible. The difference of $1.1 million will be recognized into interest income as an adjustment to yield over the life of the loans.

Estimated fair values of the assets acquired and liabilities assumed in the Citizens acquisition as of the closing date are as follows:

Assets of acquired bank (Dollars in thousands):
Cash and cash equivalents	$84,240
Loans held for investment	252,037
Premises and equipment	10,849
Goodwill	22,409
Core deposit intangible	850
Other assets	3,247
Total assets acquired	$373,632
Liabilities of acquired bank:
Deposits	$271,742
FHLB Borrowings	$38,242
Other liabilities	1,142
Total liabilities assumed	$311,126
Common stock issued at $21.20 per share	$44,604
Cash paid	$17,902

As of March 31, 2020, management is still evaluating the fair values of other assets and other liabilities shown in the table above.  Measurement period adjustments recorded during the three months ended March 31, 2020 include a $1.7 million adjustment to the loan discount, $262 thousand adjustment to premises and equipment, $296 thousand adjustment to other assets, and $217 thousand adjustment to other liabilities.

Revenues and earnings of Citizens for the three months ended March 31, 2020 were $3.9 million and $2.2 million, respectively.

Simmons Branch Acquisition

On February 28, 2020, the Company completed its acquisition of certain assets and assumption of certain liabilities associated with five branch offices of Simmons Bank (the “Simmons acquisition”).  The offices are located in Austin, San Antonio and Tilden, Texas. The Company paid total cash for the purchase of $131.6 million.

The Company has recognized total goodwill of $12.5 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. Goodwill recognized is expected to be deductible for income tax purposes and will be amortized over 15 years.

The Company incurred expenses related to the Simmons branch acquisition of approximately $441 thousand for the three months ended March 31, 2020 which are included in noninterest expense in the consolidated statements of income.  The Company did not incur any expenses related to the acquisition for the three months ended March 31, 2019.

The Company did not identify any loans deemed purchased credit impaired at the acquisition date. Non-credit impaired loans had a preliminary fair value of $255.5 million at the acquisition date and contractual balance of $260.3 million. As of the acquisition date, the Company expects that an insignificant amount of the contractual balance of these loans will be uncollectible. The difference of $4.8 million will be recognized into interest income as an adjustment to yield over the life of the loans.

Estimated fair values of the assets acquired and liabilities assumed in the Simmons acquisition as of the closing date are as follows:

Assets of acquired bank (Dollars in thousands):
Cash and cash equivalents	$418
Loans held for investment	255,455
Premises and equipment	2,195
Goodwill	12,499
Core deposit intangible	10
Other assets	713
Total assets acquired	$271,290
Liabilities of acquired bank:
Deposits	$139,672
Other liabilities	47
Total liabilities assumed	$139,719
Cash paid	$131,571

As of March 31, 2020, management is still evaluating the fair values of all assets and liabilities shown in the table above.  Management is working with third parties to finalize the fair value of loans, appraised value of acquired properties, valuation of core deposit intangibles, and time deposit premium.  Additionally, management is evaluating other assets and other liabilities and related deferred tax adjustments based on the completion of other fair value adjustments.

Revenues and earnings of the Simmons branches since the acquisition date have not been disclosed as these branches were merged into the Company during 2020.

NOTE 4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized	Unrealized		Fair
March 31, 2020	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$60,429	$414	$-	$60,843
State and municipal obligations	7,230	19	53	7,196
Residential mortgage-backed securities	26,383	568	27	26,924
Total available for sale	$94,042	$1,001	$80	$94,963

	Amortized	Unrealized		Fair
December 31, 2019	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$60,315	$71	$15	$60,371
State and municipal obligations	7,861	120	—	7,981
Residential mortgage-backed securities	27,922	664	1	28,585
Total available for sale	$96,098	$855	$16	$96,937

Taxable interest and dividends on investment securities were $465 thousand and $1.1 million for the three months ended March 31, 2020 and 2019, respectively. Tax-exempt interest and dividends on investment securities were $39 thousand and $108 thousand for the three months ended March 31, 2020 and 2019, respectively.

There were $86.2 million and $90.6 million of securities pledged to collateralize public funds at March 31, 2020 and December 31, 2019, respectively.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows for the period presented:

	Amortized	Fair
March 31, 2020	Cost	Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$59,345	$59,701
Due after one year through five years	8,124	8,136
Due after five years through ten years	76	80
Due after ten years	114	122
Residential mortgage-backed securities	26,383	26,924
Total available for sale	$94,042	$94,963

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
March 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$-	$-	$—	$—	$-	$-
State and municipal obligations	6,118	53	—	—	6,118	53
Residential mortgage-backed securities	—	—	4,742	27	4,742	27
Total available for sale	$6,118	$53	$4,742	$27	$10,860	$80

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$30,762	$15	$—	$—	$30,762	$15
State and municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	-	—	481	1	481	1
Total available for sale	$30,762	$15	$481	$1	$31,243	$16

At March 31, 2020, the Company’s securities portfolio consisted of 92 securities, 20 of which were in an unrealized loss position. Four of the twenty securities in an unrealized loss position at March 31, 2020 were in an unrealized loss position for more than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.

The Company monitors its investment securities for other-than-temporary-impairment (“OTTI”). Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at March 31, 2020. The following describes the basis under which the Company has evaluated OTTI:

U.S. Treasury Securities, and Residential Mortgage-Backed Securities (“MBS”):

The unrealized losses associated with U.S. Treasury securities, U.S. Government agencies and residential MBS are primarily driven by changes in interest rates. These securities have either an explicit or implicit U.S. government guarantee.

There were no securities sold for the three months ended March 31, 2020.    Sale proceeds from the sale of available for sale securities for the three months ended March 31, 2019 were $45.2 million which resulted in gross realized gains of $1.1 million.

NOTE 5. LOANS, NET

Loans, net consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Acquired Loans (1)	Organic Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial loans (2)	$100,022	$220,396	$320,418
Real estate:
1-4 single family residential loans	130,326	252,574	382,900
Construction, land and development	167,758	237,903	405,661
Commercial real estate loans (including multifamily)	387,271	434,681	821,952
Consumer loans and leases	12,249	10,149	22,398
Municipal and other loans	15,093	44,945	60,038
Total loans held in portfolio (3)	$812,719	$1,200,648	$2,013,367
Allowance for loan losses	-	(7,620)	(7,620)
Loans held in portfolio, net	$812,719	$1,193,028	$2,005,747

	December 31, 2019
	Acquired Loans (1)	Organic Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial loans (2)	$46,842	$236,107	$282,949
Real estate:
1-4 single family residential loans	118,669	257,074	375,743
Construction, land and development	58,054	201,330	259,384
Commercial real estate loans (including multifamily)	332,476	421,336	753,812
Consumer loans and leases	11,351	11,418	22,769
Municipal and other loans	13,709	58,816	72,525
Total loans held in portfolio (3)	$581,101	$1,186,081	$1,767,182
Allowance for loan losses	-	(6,737)	(6,737)
Loans held in portfolio, net	$581,101	$1,179,344	$1,760,445

(1)

Acquired loans in 2020 include loans acquired in the Comanche, Beeville, Citizens, and Simmons acquisitions.  Acquired loans in 2019 include loans acquired in the Comanche, Beeville, and Citizens acquisitions.  All loans originated after acquisition close date are included in organic loans.

(2)	Organic loans balance includes $75.3 million and $74.2 million of the unguaranteed portion of U.S. Small Business Administration (“SBA”) loans as of March 31, 2020 and December 31, 2019, respectively.
(3)	Organic loans balance includes $(4.1) million and $(4.2) million of deferred fees, cost, premium and discount as of March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020 and December 31, 2019, the Company had pledged loans as collateral for Federal Home Loan Bank (“FHLB”) advances of $816.9 million and $668.5 million, respectively. There were no recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2020 and December 31, 2019.

The Company originates and sells loans secured by the SBA. The Company retains the unguaranteed portion of the loan and servicing on the loans sold and receives a fee based upon the principal balance outstanding. During the three months ended March 31, 2020 and 2019, the Company sold approximately $5.6 million and $10.1 million, respectively, in SBA loans to third parties. The loan sales resulted in realized gains of $464 thousand and $804 thousand for the three months ended March 31, 2020 and 2019, respectively.

    Due to the rights retained on certain loan participations sold, the Company is deemed to have retained effective control over these loans under ASC 860, “Transfers and Servicing.” These loans can no longer be reported as sold, and must be reported on the balance sheet as loans held for investment regardless of whether the Company intends to exercise its rights. These loans are reported as loans held for investment with the offsetting liability recorded as long-term borrowings. The amount of secured borrowings included in loans held for investment and long-term borrowings at March 31, 2020 and December 31, 2019 was $13.5 million and $14.7 million, respectively.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of loans serviced for others, including SBA loans, were $199.4 million and $205.0 million at March 31, 2020 and December 31, 2019, respectively.

In the ordinary course of business, the Company makes loans to executive officers and directors. Loans to these related parties, including companies in which they are principal owners, are as follows for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Principal outstanding, beginning of year	$6,005	$107
Additions (reductions) of affiliations	—	—
New loans made in current year	1,719	—
Repayments	(277)	(14)
Principal outstanding, end of year	$7,447	$93

There were $376 thousand in unfunded commitments to related parties at March 31, 2020. There were $861 thousand in unfunded commitments to related parties at December 31, 2019.

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

    On April 2, 2019, the Company closed its acquisition of Beeville. At the date of acquisition, Beeville had $298.9 million in loans. In accordance with ASC 805, “Business Combinations,” the Company utilized a third-party to value the loan portfolio as of the acquisition date. Based upon the third party valuation, the fair value of the loans was approximately $296.4 million at the acquisition date. The overall discount calculated was $2.5 million and will be accreted into interest income over the life of the loans.

On November 5, 2019, the Company closed its acquisition of Citizens. At the date of acquisition, Citizens had loans with a contractual balance of $253.1 million.  In accordance with ASC 805, “Business Combinations,” the Company utilized a third-party to value the loan portfolio as of the acquisition date. Based upon the third-party valuation, the preliminary fair value of non-purchased credit impaired loans was approximately $248.8 million at the acquisition date.  Purchased credit impaired loans had a fair value of $3.2 million. The overall discount calculated was $1.1 million and will be accreted into interest income over the life of the loans.

On February 28, 2020, the Company closed its acquisition of certain assets and assumption of certain liabilities associated with five offices of Simmons Bank. At the date of acquisition, the offices had $260.3 million in loans.  In accordance with ASC 805, “Business Combinations,” the Company utilized a third-party to value the loan portfolio as of the acquisition date. Based upon the third-party valuation, the fair value of the loans was approximately $255.5 million at the acquisition date. The overall discount calculated was $4.8 million and will be accreted into interest income over the life of the loans.

As of March 31, 2020, all purchased loans were excluded from the allowance for loan and lease losses calculation.  To determine if the portfolio had experienced greater than anticipated deterioration between the acquisition date and March 31, 2020, the Bank evaluated each of the purchased loan portfolios.  The evaluation consisted of analysing the purchased loan portfolio utilizing the current allowance for loan and lease losses model. The model did not indicate the need for an additional allowance on any of the portfolios.

At March 31, 2020, purchased credit impaired loans related to the Comanche acquisition remain insignificant, and the Bank did not identify any purchased credit impaired loans related to the Beeville or Simmons acquisitions. Remaining recorded investment in purchased credit impaired loans related to Citizens was $582 thousand at March 31, 2020 and the Company believes that all contractual principal and interest will be received.  Purchased credit impaired loans related to the Citizens acquisition are not included in the impaired loans disclosure within this Note.

The following tables present information related to allowance for loan and lease losses for the periods presented:

	Allowance Rollforward
Three Months Ended March 31, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,078	$(254)	$4	$656	$4,484
Real estate:
1-4 single family residential loans	31	—	—	4	35
Construction, land and development loans	1,055	—	—	238	1,293
Commercial real estate loans (including multifamily)	1,451	—	—	298	1,749
Consumer loans and leases	68	(52)	12	23	51
Municipal and other loans	54	—	2	(48)	8
Ending allowance balance	$6,737	$(306)	$18	$1,171	$7,620

	Allowance Rollforward
Three Months Ended March 31, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,453	$(578)	$28	$758	$4,661
Real estate:
1-4 single family residential loans	59	—	—	(25)	34
Construction, land and development loans	731	—	—	18	749
Commercial real estate loans (including multifamily)	960	—	—	97	1,057
Consumer loans and leases	80	(18)	2	(7)	57
Municipal and other loans	3	—	—	8	11
Ending allowance balance	$6,286	$(596)	$30	$849	$6,569

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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment for the periods presented:

	Accruing
March 31, 2020	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$315,840	$917	$382	$—	$3,279	$320,418
Real estate:
1-4 single family residential loans	377,941	2,756	263	—	1,940	382,900
Construction, land and development	404,926	429	90	—	216	405,661
Commercial real estate loans (including multifamily)	819,333	375	—	—	2,244	821,952
Consumer loans and leases	22,175	162	21	—	40	22,398
Municipal and other loans	59,929	109	—	—	—	60,038
Total loans	$2,000,144	$4,748	$756	$—	$7,719	$2,013,367

	Accruing
December 31, 2019	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$278,922	$760	$688	$-	$2,579	$282,949
Real estate:
1-4 single family residential loans	372,828	1,018	—	—	1,897	375,743
Construction, land and development	258,497	671	—	—	216	259,384
Commercial real estate loans (including multifamily)	750,432	1,283	404	—	1,693	753,812
Consumer loans and leases	22,663	27	3	2	74	22,769
Municipal and other loans	72,525	—	—	—	—	72,525
Total loans	$1,755,867	$3,759	$1,095	$2	$6,459	$1,767,182

There were no loans 90 days or more past due and still accruing at March 31, 2020. There was one loan 90 days or more past due and still accruing at December 31, 2019 with a recorded investment of $2 thousand.  All loans with active deferral periods related to COVID-19 are excluded from nonaccrual and days past due reporting.

At March 31, 2020, non-accrual loans that were 30 to 59 days past due were $1.3 million, non-accrual loans that were 60 to 89 days past due were $208 thousand, and non-accrual loans that were 90 days or more past due were $2.8 million. At December 31, 2019, non-accrual loans that were 30 to 59 days past due were $308 thousand, non-accrual loans that were 60 to 89 days past due were $1.2 million, and non-accrual loans that were 90 days or more past due were $2.6 million.

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

The following tables summarize the Company’s loans by key indicators of credit quality for the periods presented:

March 31, 2020	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$301,543	$3,977	$14,897	$1
Real estate:
1-4 single family residential loans	379,099	1,153	2,648	—
Construction, land and development	401,342	4,103	216	—
Commercial real estate loans (including multifamily)	808,113	964	12,875	—
Consumer loans and leases	22,318	—	80	—
Municipal and other loans	59,880	—	158	—
Total loans	$1,972,295	$10,197	$30,874	$1

December 31, 2019	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$266,688	$1,905	$14,355	$1
Real estate:
1-4 single family residential loans	372,190	893	2,660	—
Construction, land and development	258,864	304	216	—
Commercial real estate loans (including multifamily)	734,757	5,312	13,743	—
Consumer loans and leases	22,632	—	137	—
Municipal and other loans	72,134	—	391	—
Total loans	$1,727,265	$8,414	$31,502	$1

Internal risk ratings and other credit metrics are key factors in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan and lease losses.

The following tables show the Company’s investment in loans disaggregated based on the method of evaluating impairment for the periods presented:

	Loans - Recorded Investment		Allowance for Credit Loss
March 31, 2020	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$3,403	$317,015	$1,939	$2,545
Real estate:
1-4 single family residential loans	2,081	380,819	2	33
Construction, land and development	216	405,445	—	1,293
Commercial real estate loans (including multifamily)	2,296	819,656	53	1,696
Consumer loans and leases	42	22,356	-	51
Municipal and other loans	—	60,038	—	8
Total loans	$8,038	$2,005,329	$1,994	$5,626

	Loans - Recorded Investment		Allowance for Credit Loss
December 31, 2019	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$2,508	$280,441	$1,422	$2,657
Real estate:
1-4 single family residential loans	1,988	373,755	3	28
Construction, land and development	216	259,168	—	1,055
Commercial real estate loans (including multifamily)	1,571	752,241	—	1,451
Consumer loans and leases	24	22,745	19	48
Municipal and other loans	—	72,525	—	54
Total loans	$6,307	$1,760,875	$1,444	$5,293

The following tables set forth certain information regarding the Company’s impaired loans that were evaluated for specific reserves for the periods presented:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
March 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,016	$3,000	$1,939	$389	$385
Real estate:
1-4 single family residential loans	10	10	2	2,071	2,075
Construction, land and development	—	—	—	216	214
Commercial real estate loans (including multifamily)	53	53	53	2,243	2,220
Consumer loans and leases	-	-	-	40	38
Municipal and other loans	—	—	—	—	—
Total loans	$3,079	$3,063	$1,994	$4,959	$4,932

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,150	$2,168	$1,422	$358	$360
Real estate:
1-4 single family residential loans	12	12	3	1,976	1,965
Construction, land and development	—	—	—	216	214
Commercial real estate loans (including multifamily)	—	—	—	1,571	1,571
Consumer loans and leases	24	24	19	—	—
Municipal and other loans	—	—	—	—	—
Total loans	$2,186	$2,204	$1,444	$4,121	$4,110

	Three Months Ended March 31,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial loans	$5,247	$—	$4,457	$—
Real estate:
1-4 single family residential loans	2,102	—	972	—
Construction, land and development	216	—	224	—
Commercial real estate loans (including multifamily)	2,270	—	247	—
Consumer loans and leases	39	—	18	—
Municipal and other loans	—	—	—	—
Total loans	$9,874	$—	$5,918	$—

Troubled Debt Restructurings:

The following table provides a summary of troubled debt restructurings (“TDRs”) based upon delinquency status, all of which are considered impaired, for the periods presented:

	March 31, 2020		December 31, 2019
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial loans	2	$56	2	$58
Real estate:
1-4 single family residential loans	3	146	3	151
Construction, land and development	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—
Consumer loans and leases	—	—	—	—
Municipal and other loans	—	—	—	—
Total performing TDRs	5	202	5	209
Nonperforming TDRs	9	344	5	198
Total TDRs	14	$546	10	$407
Allowance attributable to TDRs		$169		$113

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

The CARES Act includes a provision for the Company to opt out of applying the TDR accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019.  As of March 31, 2020, 155 qualified loans had been granted 90 day deferrals or interest only payment periods of 90 days with an unpaid principal balance of $83.2 million.  As of May 7, 2020, 989 qualified loans had been granted 90 day deferrals or interest only payment periods of 90 days with an unpaid principal balance of $446.4 million.

Three Months Ended March 31,
	2020				2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in thousands)
Commercial and industrial loans	4	$168	$168	$56	4	$145	$139	$113
Real estate:
1-4 single family residential loans	—	—	—	—	—	—	—	—
Construction, land and development	—	—	—	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—
Municipal and other loans	—	—	—	—	—	—	—	—

There have been no defaults of troubled debt restructurings that took place within the three months ended March 31, 2020 and 2019.

NOTE 7. GOODWILL AND INTANGIBLES

Goodwill and other intangible assets are presented in the table below. As of March 31, 2020, we evaluated recent triggering events that might be indicators that our goodwill was impaired.  The events include the economic disruption and uncertainty surrounding the COVID-19 pandemic and the circumstances surrounding recent volatility in the market price of crude oil.  The evaluation performed included utilizing the discounted cash flow and market approaches and based on our evaluation, we concluded that our goodwill was not more than likely impaired as of that date.

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
	(Dollars in thousands)
Beginning goodwill	$68,503	$18,253
Arising from business combination	12,499	50,250
Measurement Period Adjustments	(1,993)
Ending goodwill	$79,009	$68,503

Core deposit intangible	19,712	19,712
Arising from business combination	10	—
Less: Accumulated amortization	(9,186)	(8,240)
Core deposit intangible, net	$10,536	$11,472

Amortization expense for core deposit intangibles for the three months ended March 31, 2020 and 2019 totaled $946 thousand and $603 thousand, respectively.

The estimated amount of amortization expense for core deposit intangibles to be recognized over the next five fiscal years is as follows:

Type of intangibles	Remainder of 2020	2021	2022	2023	2024	2025
	(Dollars in thousands)
Core deposit intangible	$2,718	$3,028	$2,212	$1,499	$744	$200

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

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of SBA loans serviced for others were $199.4 million and $205.0 million at March 31, 2020 and December 31, 2019, respectively. SBA loan servicing fees were $10 thousand and $264 thousand for the three months ended March 31, 2020 and 2019, respectively.

The risks inherent in the SBA servicing asset relate primarily to changes in prepayments that result from shifts in interest rates.  The following summarizes the activity pertaining to SBA servicing rights, which are in the consolidated balance sheets, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Beginning balance	$3,355	$3,965
Origination of servicing assets	105	198
Change in fair value:
Due to run-off	(140)	(165)
Due to market changes	(265)	(251)
Ending balance	$3,055	$3,747

NOTE 9. DEPOSITS

The following table sets forth the Company’s deposits by category for the periods presented:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Noninterest-bearing demand deposits	$487,060	$444,822
Interest-bearing demand deposits	334,302	370,467
Interest-bearing NOW accounts	28,376	28,204
Savings and money market accounts	515,601	404,886
Time deposits	711,968	679,747
Total deposits	$2,077,307	$1,928,126
Time deposits $100,000 and greater	$570,499	$333,464
Time deposits $250,000 and greater	209,317	204,389
Related party deposits (executive officers and directors)	25,071	23,150

The aggregate amount of overdraft demand deposits reclassified to loans was $97 thousand and $129 thousand at March 31, 2020 and December 31, 2019, respectively. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totaled $540.1 million, $127.1 million, $29.3 million, $9.1 million and $6.3 million, respectively. The Company held brokered certificates of deposit of $12.5 million and $6.0 million at March 31, 2020 and December 31, 2019, respectively.

NOTE 10. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Spirit of Texas Bancshares, Inc. 2008 Stock Plan (the “2008 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2008 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2020	898,572	$-
Granted	—
Exercised	(32,000)	$12.19	$-
Forfeited	(1,300)	$16.00
Expired	—	—
Outstanding at March 31, 2020	865,272	$13.43	$-	4.18
Vested and exercisable at March 31, 2020	768,612	$13.34	$-	3.96

The total unrecognized compensation cost of $167 thousand related to the 2008 Stock Plan for the share awards outstanding at March 31, 2020 will be recognized over a weighted average remaining period of 1.15 years.

Spirit of Texas Bancshares, Inc. 2017 Stock Plan (the “2017 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2017 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2020	199,447	$17.53
Granted	—	—	—
Exercised	—	—	—
Forfeited	(1,733)	15
Expired	—	—
Outstanding at March 31, 2020	197,714	$17.55	$-	7.46
Vested and exercisable at March 31, 2020	82,805	$16.22	$-	7.19

The total unrecognized compensation cost of $437 thousand related to the 2017 Stock Plan for the share awards outstanding at March 31, 2020 will be recognized over a weighted average remaining period of 2.45 years.

2017 Stock Plan – Restricted Stock Unit Awards

On two different dates during the period ended March 31, 2020, the Company granted a total of 7,954 restricted stock units to employees and directors that vest in full (i.e. cliff vesting) on the five year anniversary of the grant date. The fair value of the restricted stock units on the grant date was $185 thousand and will be recognized as compensation expense over the requisite vesting period ending on the respective five year anniversary of the restricted stock unit award’s grant date.

The following table presents the activity during the period related to restricted stock units from the 2017 Stock Plan:

	2017 Stock Plan
	Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	59,280	$22.11
Granted	7,954	$23.23
Vested	(4,915)	22.41
Forfeited	(2,500)	21.20
Outstanding at March 31, 2020	59,819	$22.29

A summary of selected data related to stock-based compensation expense for the three months ended March 31, 2020 and 2019 are as follows:

	Restricted Stock Unit Awards
	March 31,
	2020	2019
	(Dollars in thousands)
Stock-based compensation expense	$237	$—
Unrecognized compensation expense related to stock-based compensation	$1,064	$—
Weighted-average life over which expense is expected to be recognized (years)	3.82	—

Warrants

The was no activity during the three months ended March 31, 2020 on the Bank4Texas Warrants.

There was no activity during the three months ended March 31, 2020 on the Oasis Warrants.

NOTE 11. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted EPS for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share data)
Net income available to common stockholders	$4,074	$3,810
Weighted average number of common shares - basic	18,184,110	12,152,558
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	257,867	454,887
Weighted average number of common shares - diluted	18,441,977	12,607,445
Basic earnings per common share	$0.22	$0.31
Diluted earnings per common share	$0.22	$0.30
Anti-dilutive warrants and stock options	-	4,203

NOTE 12. INCOME TAXES

The effective tax rates for the three months ended March 31, 2020 and 2019 were 7.0% and 17.9%, respectively.  The effective tax rate for the first quarter of 2020 was favorably impacted by a discrete income tax benefit driven by the Company’s decision to carry back certain net operating losses as allowed by the CARES Act, as enacted on March 27, 2020. The Company does not anticipate any additional significant impact from other provisions of the CARES Act.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of and for both periods ending March 31, 2020 and December 31, 2019, the Company’s reserve for unfunded commitments totaled $98 thousand.

Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.

Financial Instruments Commitments

Unfunded commitments are as follows for the periods presented:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Unfunded loan commitments	$314,908	$243,568
Commercial and standby letters of credit	2,232	1,232
Total	$317,140	$244,800

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

The following tables present the assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Treasury securities	$60,843	$—	$—	$60,843
State and municipal obligations	—	7,196	—	7,196
Residential mortgage-backed securities	—	26,924	—	26,924
SBA servicing rights	—	—	3,055	3,055
Total	$60,843	$34,120	$3,055	$98,018

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Treasury securities	$60,371	$-	$—	$60,371
State and municipal obligations	—	7,981	—	7,981
Residential mortgage-backed securities	—	28,585	—	28,585
SBA servicing rights	—	—	3,355	3,355
Total	$60,371	$36,566	$3,355	$100,292

There were no transfers of financial assets between levels of the fair value hierarchy during the three months ended March 31, 2020.

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

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	Estimated Fair Value
	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Assets (classified in Level 3):
Impaired loans	$4,576	$3,990
Other real estate and repossessed assets	3,731	3,653

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

The following tables show significant unobservable inputs used in the recurring and non-recurring fair value measurements of Level 3 assets:

Level 3 Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range/Weighted Average
March 31, 2020
Non-recurring:
Impaired loans	$4,576	Third party appraisals	Collateral discounts	0.0% - 100.0% (32.3%)
Other real estate owned	3,731	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	3,055	Discounted cash flows	Conditional prepayment rate	14.5%
			Discount rate	10.0%
December 31, 2019
Non-recurring:
Impaired loans	$3,990	Third party appraisals	Collateral discounts	0.0% - 100.0% (19.2%)
Other real estate owned	3,653	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	3,355	Discounted cash flows	Conditional prepayment rate	11.8%
			Discount rate	11.5%

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows for the periods presented:

March 31, 2020	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$227,653	$227,653	$227,653	$—	$—
Time deposits in other banks	245	245	245
Available for sale securities	94,963	94,963	60,843	34,120	—
FHLB and other bank stock	5,660	5,660	—	5,660	—
Loans, net	2,005,747	1,991,367	—	—	1,991,367
Loans held for sale	7,765	8,388	—	8,388	—
Accrued interest receivable	7,314	7,314	—	7,314	—
Bank-owned life insurance	15,699	15,699	—	15,699	—
SBA servicing rights	3,055	3,055	—	—	3,055

Financial Liabilities:
Deposits	$2,077,307	$2,072,249	$—	$2,072,249	$—
Accrued interest payable	1,218	1,218	—	1,218	—
Long-term borrowings	103,276	87,804	—	87,804	—

December 31, 2019	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$325,957	$325,957	$325,957	$—	$—
Time deposits in other banks	490	490
Available for sale securities	96,937	96,937	—	96,937	—
FHLB and other bank stock	8,310	8,310	—	8,310	—
Loans, net	1,760,445	1,758,511	—	—	1,758,511
Loans held for sale	3,989	4,307	—	4,307	—
Accrued interest receivable	6,507	6,507	—	6,507	—
Bank-owned life insurance	15,610	15,610	—	15,610	—
SBA servicing rights	3,355	3,355	—	—	3,355

Financial Liabilities:
Deposits	$1,928,126	$1,855,491	$—	$1,855,491	$—
Accrued interest payable	1,219	1,219	—	1,219	—
Short-term borrowings	-	-	—	-	—
Long-term borrowings	105,140	102,488	—	102,488	—

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at March 31, 2020 and December 31, 2019, include cash and cash equivalents, time deposits in other banks and accrued interest receivable and payable.

NOTE 15. SUBSEQUENT EVENTS

Subsequent to March 31, 2020 and through May 7, 2020, the Company has approved and funded approximately $449 million of Paycheck Protection Program (“PPP”) loans under the CARES Act. This program has allowed us to assist roughly 3,000 of our customers.  The Company intends to continue accepting and processing PPP loan applications for as long as funding for the program remains available. The Company is currently utilizing the Board of Governors of the Federal Reserve System’s (the “Federal Reserve”) PPP Liquidity Facility to fund these PPP loans, which is neutral to the Company’s capital position.

Through May 7, 2020, the Company has also received and approved COVID-19 related loan relief requests for a period of 90 days, including interest only payments, full payment deferrals, and escrow deferrals associated with loans with an unpaid principal balance of approximately $464 million.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the three months ended March 31, 2020 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our Annual Report on Form 10-K for the year ended December 31, 2019. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “Company,” “we,” “our,” and “us” refer to Spirit of Texas Bancshares, Inc., a Texas corporation, and our wholly-owned banking subsidiary, Spirit of Texas Bank SSB, a Texas state savings bank. References in this Form 10-Q to “Bank” refer to Spirit of Texas Bank, SSB. References in this Form 10-Q to “Houston metropolitan area,” “Dallas/Fort Worth metropolitan area,” “Bryan/College Station metropolitan area,” “San Antonio-New Braunfels metropolitan area,” “Corpus Christi metropolitan area” “Tyler metropolitan area” and the “Austin metropolitan area” refer to the Houston-The Woodlands-Sugar Land Metropolitan Statistical Area, the Dallas-Fort Worth- Arlington Metropolitan Statistical Area, the College Station-Bryan Metropolitan Statistical Area, the San Antonio-New Braunfels Statistical Area, the Corpus Christ Statistical Area, the Tyler Statistical Area and the Austin Metropolitan Statistical Area, respectively. Unless otherwise indicated, the reported results are for the three months ended March 31, 2020 with the “same period,” the “comparable period,” and “prior period” being the respective three months ended March 31, 2019.

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
3.

the impact, duration and severity of the COVID-19 pandemic, the response of governmental authorities to the pandemic and our participation in COVID-related government programs such as the Paycheck Protection Program;

4.

risks related to our concentration in our primary markets, which are susceptible to severe weather events that could negatively impact the economies of our markets, our operations or our customers, any of which could have a material adverse effect on our business, financial condition and results of operations;

5.

our ability to implement our growth strategy, including identifying and consummating suitable acquisitions, raising additional capital to finance such transactions, entering new markets, possible failures in realizing the anticipated benefits from such acquisitions and an inability of our personnel, systems and infrastructure to keep pace with such growth;

6.

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

7.	changes in SBA loan products, including specifically the Section 7(a) program and Section 504 loans, or changes in SBA standard operating procedures;
8.	risks associated with our ability to diligence our loans to and deposit accounts from foreign nationals;

9.	risks associated with the relatively unseasoned nature of a significant portion of our loan portfolio;
10.	the accuracy and sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and other estimates;
11.	the risk of deteriorating asset quality and higher loan charge-offs;
12.	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
13.	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
14.	material decreases in the amount of deposits we hold, or a failure to grow our deposit base as necessary to help fund our growth and operations;
15.	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;
16.	potential fluctuations in the market value and liquidity of our investment securities;
17.	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
18.	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;
19.	risks associated with fraudulent, negligent, or other acts by our customers, employees or vendors;
20.	our ability to keep pace with technological change or difficulties when implementing new technologies;
21.	risks associated with system failures or failures to protect against cybersecurity threats, such as breaches of our network security;
22.	risks associated with data processing system failures and errors;
23.	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
24.	the initiation and outcome of litigation and other legal proceedings against us or to which we become subject;
25.	our ability to comply with various governmental and regulatory requirements applicable to financial institutions, including regulatory requirements to maintain minimum capital levels;
26.

the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the implementation of the Economic Growth, Regulatory Relief and Consumer Protection Act;

27.	changes in tariffs and trade barriers;
28.	governmental monetary and fiscal policies, including the policies of the Federal Reserve;
29.	our ability to comply with supervisory actions by federal and state banking agencies;
30.	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”), insurance and other coverage; and
31.	systemic risks associated with the soundness of other financial institutions.
32.	the cost savings from our recent acquisitions may not be fully realized or may take longer to realize than expected; and
33.	operating costs, customer loss and business disruption following the acquisitions, including adverse effects on relationships with employees, may be greater than expected; and
34.	competition from other financial services companies in the Company’s markets.

Other factors not identified above, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, may also cause our results to differ materially from the anticipated or estimated results described in our forward-looking statements. The foregoing factors should not be construed as exhaustive, and you should consider these factors in connection with considering any forward-looking statements that may be made by us. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statements speaks only as of the date on which it is made, and we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

Recent Developments Related to COVID-19

Our business has been, and continues to be, impacted by the recent and ongoing outbreak of COVID-19. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Efforts to limit the spread of COVID-19 have led to shelter-in-place orders, the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. The pandemic is ongoing and additional uncertainties exist which may impact our customers, employees and vendors; the financial services and banking industry; and the economy as a whole. These uncertainties include, the extent and severity of the spread of COVID-19, the length outbreak, and future actions taken by governmental authorities to contain the outbreak or to mitigate its impact. COVID-19 has negatively affected, and is expected to continue to negatively affect, our business, financial position and operating results. In light of the uncertainties and continuing developments discussed herein, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time, but it has been and is expected to continue to be material.

In the State of Texas, many jurisdictions have declared health emergencies. The resulting closures of non-essential businesses and related economic disruption has impacted our operations as well as the operations of our customers. Financial services have been identified as a Critical Infrastructure Sector by the Department of Homeland Security. Accordingly, our business remains open. In order to facilitate the continued delivery of essential services while prioritizing the safety of our customers and employees, we have taken the following measures:

•	Implemented our communications plans to ensure our employees, customers and critical vendors are kept informed of new developments affecting our operations.

•

Temporarily closed all of our lobbies and other corporate facilities to non-employees, except for certain limited cases by appointment only. We continue to serve our consumer and business customers through our drive-thrus, ATMs, internet banking, mobile app and telephone customer service capabilities.

•	Expanded remote-access availability to ensure employees have the capability to work from home or other remote locations.

Notwithstanding the foregoing actions, the COVID-19 outbreak could still greatly affect our routine and essential operations due to staff absences, particularly among key personnel; further limited access to or closures of our branch facilities and other physical offices; operational, technical or security-related risks; and government or regulatory agency orders. The business and operations of our third party service providers, many of whom perform critical services for our business, could also be significantly impacted, which in turn could impact us. As a result, we are currently unable to fully assess or predict the extent of the effects of COVID-19 on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.

Our financial position and results of operations are particularly susceptible to the ability of our loan customers to meet loan obligations, the availability of our workforce, the availability of our vendors and the decline in the value of assets held by us. While its effects continue to materialize, the COVID-19 pandemic has resulted in a significant decrease in commercial activity throughout the State of Texas as well as nationally. This decrease in commercial activity may cause our customers (including affected businesses and individuals), and vendors to be unable to meet existing payment or other obligations to us. The resulting economic pressure on consumers and uncertainty regarding the sustainability of any economic improvements has impacted the creditworthiness of potential and current borrowers. Borrower loan defaults that adversely affect our earnings correlate with deteriorating economic conditions (such as the unemployment rate), which, in turn, are likely to impact our borrowers' creditworthiness and our ability to make loans.

In addition, the economic pressures and uncertainties arising from the COVID-19 pandemic may result in specific changes in consumer and business spending and borrowing and saving habits, affecting the demand for loans and other products and services we offer. Consumers affected by COVID-19 may continue to demonstrate changed behavior even after the crisis is over. For example, consumers may decrease discretionary spending on a permanent or long-term basis, certain industries may take longer to recover (particularly those that rely on travel or large gatherings) as consumers may be hesitant to return to full social interaction, To help mitigate the adverse effects of COVID-19, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. Additionally, the temporary closures of bank branches could result in consumers becoming more comfortable with technology and devaluing face-to-face interaction. Our business is relationship driven and such changes could necessitate changes to our business practices to accommodate changing consumer behaviors. The potential changes in behaviors driven by COVID-19 also present heightened liquidity risks, for example, arising from increased demand for our products and services (such as unusually high draws on credit facilities) or decreased demand for our products and services.

Recent actions taken by the federal government and the Federal Reserve and other bank regulatory agencies to mitigate the economic effects of COVID-19 will also have an impact on our financial position and results of operations. These actions are further discussed below.

In an emergency measure aimed at blunting the economic impact of COVID-19, the Federal Reserve lowered the target for the federal funds rate to a range of between zero to 0.25% on March 15, 2020. This action by the Federal Reserve followed a prior reduction of the targeted federal funds rates to a range of 1.0% to 1.25% on March 3, 2020. Our earnings and cash flows are largely dependent upon our net interest income. As our balance sheet is more asset sensitive, our earnings are more adversely affected by decreases in market interest rates as the interest rates received on loans and other investments fall more quickly and to a larger degree than the interest rates paid on deposits and other borrowings. The decline in interest rates has already led to new all-time low yields across the US Treasury maturity curve. If the Federal Reserve decreases the targeted federal funds rates even further in response to the economic effects of COVID-19, overall interest rates will decline further, which will negatively impact our net interest income and further compress our net interest margin. Alternatively, if the COVID-19 outbreak abates and general economic conditions improve, the Federal Reserve may determine to increase the targeted federal funds rates and overall interest rates will likely rise, which may positively impact our net interest income, but may negatively impact commercial lending activity and the U.S. economy.

Other actions taken by the Federal Reserve in an effort to provide monetary stimulus to counteract the economic disruption caused by COVID-19 include:

•	Expanded reverse repo operations, adding liquidity to the banking system.

•	Restarted quantitative easing.

•	Lowered the interest rate on the discount window by 1.5% to 0.25%.

•	Reduced reserve requirement ratios to zero percent.

•	Encouraged banks to use their capital and liquidity buffers to lend.

•	Introduced several new programs that will operate on a temporary basis to help preserve market liquidity.

The U.S. government has also enacted certain fiscal stimulus measures in several phases to counteract the economic disruption caused by the COVID-19. The Phase 1 legislation, the Coronavirus Preparedness and Response Supplemental Appropriations Act, was enacted on March 6, 2020 and, among other things, authorized funding for research and development of vaccines and allocated money to state and local governments to aid containment and response measures. The Phase 2 legislation, the Families First Coronavirus Response Act, was enacted on March 18, 2020 and provides for paid sick/medical leave, establishes no-cost coverage for coronavirus testing, expands unemployment benefits, expands food assistance, and provides additional funding to states for the ongoing economic consequences of the pandemic, among other provisions. The Phase 3 legislation, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was enacted on March 27, 2020. Among other provisions, the CARES Act (i) authorizes the Secretary of the Treasury to make loans, loan guarantees and other investments, up to $500 billion, for assistance to eligible businesses, States and municipalities with limited, targeted relief for passenger air carriers, cargo air carriers, and businesses critical to maintaining national security, (ii) creates a $349 billion loan program called the Paycheck Protection Program (the “PPP”) for loans to small businesses for, among other things, payroll, group health care benefit costs and qualifying mortgage, rent and utility payments, (iii) provides certain credits against the 2020 personal income tax for eligible individuals and their dependents, (iv) expands eligibility for unemployment insurance and provides eligible recipients with an additional $600 per week on top of the unemployment amount determined by each State and (v) expands tele-health services in Medicare. The Phase 3.5 legislation, the Paycheck Protection Program and Healthcare Enhancement Act of 2020 (the “PPPHE Act”), was enacted on April 24, 2020. Among other things, the PPPHE Act provided an additional $310 billion of funding for the PPP of which, $30 billion is specifically allocated for use by banks and other insured depository institutions that have assets between $10 billion and $50 billion. We are continuing to monitor the potential development of so-called “Phase 4” legislation and further actions taken by the U.S. government.

The Federal Reserve has created various additional lending facilities and expanded existing facilities to help provide up to $2.6 trillion in financing in response to the financial disruptions caused by COVID-19. The programs include, among other things, (i) the Paycheck Protection Program Lending Facility (the “PPP Facility”), which is intended to extend loans to banks making PPP loans, (ii) the Municipal Liquidity Facility, which is intended to facilitate the purchase of eligible notes from states, and certain counties and cities around the country, and (iii) the Main Street Lending Program, which is intended to facilitate credit flows to businesses affected by the COVID-19 pandemic with up to 10,000 employees or up to $2.5 billion in 2019 annual revenues.

Banks and bank holding companies have been particularly impacted by the COVID-19 pandemic as a result of disruption and volatility in the global capital markets. This disruption has impacted our cost of capital and may adversely affect our ability to access the capital markets if we need or desire to do so and, although the ultimate impact cannot be reliably estimated at this time in light of the uncertainties and ongoing developments noted herein, such impacts could be material. Furthermore, bank regulatory agencies have been (and are expected to continue to be) very proactive in responding to both market and supervisory concerns arising from the COVID-19 pandemic as well as the potential impact on customers, especially borrowers. As shown during and following the financial crisis of 2007-2008, periods of economic and financial disruption and stress have, in the past, resulted in increased scrutiny of banking organizations. We are closely monitoring the potential for new laws and regulations impacting lending and funding practices as well as capital and liquidity standards. Such changes could require us to maintain significantly more capital, with common equity as a more predominant component, or manage the composition of our assets and liabilities to comply with formulaic liquidity requirements. Furthermore, provisions of the CARES Act allow, but do not require, the FDIC to guarantee deposit obligations of banks in non-interest-bearing transaction accounts through December 31, 2020. Participation in any such guarantee program may result in fees and other assessments as the FDIC determines and may include special assessments. Other provisions of the CARES Act as well as actions taken by bank regulators, such as potential relief for working with borrowers who are distressed as a result of the effects of COVID-19, could similarly impact aggregate deposit insurance expense.

Overview

We are a Texas corporation and a registered bank holding company located in the Houston metropolitan area with headquarters in Conroe, Texas. We offer a broad range of commercial and retail banking services through our wholly-owned bank subsidiary, Spirit of Texas Bank SSB. We operate through 39 full-service branches and two loan productions offices located primarily in the Houston, Dallas/Fort Worth, San Antonio-New Braunfels, Corpus Christi, Austin, and Tyler metropolitan areas. As of March 31, 2020, we had total assets of $2.54 billion, loans held for investment of $2.01 billion, total deposits of $2.08 billion and total stockholders’ equity of $345.8 million.
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

Performance Highlights

Operating and financial highlights for the three months ended March 31, 2020 include the following:

•

Net income for the first quarter of 2020 increased to $4.1 million. Adjusted net income for the first quarter of 2020 was $4.8 million, which excluded $1.3 million of after-tax, merger-related expenses and a $575 thousand income tax benefit related to a net operating loss carryback.

•

Diluted earnings per share were $0.22 for the first quarter of 2020. Adjusted diluted earnings per share were $0.26 for the first quarter of 2020, which excluded $1.3 million of after-tax, merger-related expenses and a $575 thousand income tax benefit related to a net operating loss carryback.

•	Net Interest Margin and Tax Equivalent Net Interest Margin were 4.38% and 4.40%, respectively.
•	Organic loan growth of $8.8 million which includes $59.0 million in new originations, representing growth of 19.9% annualized, and $50.2 million of participations sold during the quarter.

•	Return on average assets was 0.68%, annualized including merger related expenses and the tax benefit recorded.
•	Book value per share was $19.25 and tangible book value per share was $14.28.

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

Analysis of Results of Operations

Net income for the three months ended March 31, 2020 totaled $4.1 million, which generated diluted earnings per common share of $0.22 for the three months ended March 31, 2020. Adjusted net income, which is a Non-GAAP measure, for the three months ended March 31, 2020 totaled $4.8 million which excluded $1.3 million of after-tax, merger-related expenses and a $575 thousand income tax benefit related to a net operating loss carryback, which generated adjusted diluted earnings per common share of $0.26. Net income for the three months ended March 31, 2019 totaled $3.8 million, which generated diluted earnings per common share of $0.30 for the three months ended March 31, 2019. The increase in net income was driven by an increase in net interest income of $8.4 million that was primarily attributable to organic and acquired growth in the average balance of loans, partially offset by an increase in noninterest expense of $8.0 million, which was mainly the result of an increase of salaries and employee benefits of $5.0 million, an increase in occupancy expenses of $1.1 million, and an increase in other operating expenses of $809 thousand. Our results of operations for the three months ended March 31, 2020 produced an annualized return on average assets of 0.68% compared to an annualized return on average assets of 1.11% for the three months ended March 31, 2019. We had an annualized return on average stockholders’ equity of 4.72% for the three months ended March 31, 2020, compared to an annualized return on average stockholders’ equity of 7.65% for the three months ended March 31, 2019.

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

	Three Months Ended March 31,
	2020			2019
	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$231,616	$852	1.48%	$92,892	$546	2.38%
Loans, including loans held for sale (2)	1,851,879	27,409	5.94%	1,105,177	17,118	6.28%
Investment securities and other	96,006	552	2.31%	148,035	1,220	3.34%
Total interest-earning assets	2,179,501	28,813	5.30%	1,346,104	18,884	5.69%
Noninterest-earning assets	217,060			110,334
Total assets	$2,396,561			$1,456,438
Interest-bearing liabilities:
Interest-bearing demand deposits	$335,669	$225	0.27%	$128,059	$167	0.53%
Interest-bearing NOW accounts	27,632	26	0.38%	7,354	3	0.15%
Savings and money market accounts	443,449	1,012	0.92%	235,148	442	0.76%
Time deposits	685,689	3,244	1.90%	561,435	2,459	1.78%
FHLB advances and other borrowings	86,809	508	2.35%	67,149	378	2.29%
Total interest-bearing liabilities	1,579,248	5,015	1.27%	999,145	3,449	1.40%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	459,156			250,204
Other liabilities	12,265			5,232
Stockholders' equity	345,892			201,857
Total liabilities and stockholders' equity	$2,396,561			$1,456,438
Net interest rate spread			4.03%			4.29%
Net interest income and margin		$23,798	4.38%		$15,435	4.65%
Net interest income and margin (tax equivalent)(3)		$23,890	4.40%		$15,573	4.69%

(1)	Average balances presented are derived from daily average balances.
(2)	Includes loans on nonaccrual status.
(3)

In order to make pretax income and resultant yields on tax-exempt loans comparable to those on taxable loans, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the three months ended March 31, 2020 and 2019, which is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates follows:

	Three Months Ended March 31, 2020 compared to 2019
	Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$1,584	$(1,278)	$306
Loans, including loans held for sale (2)	16,544	(6,253)	10,291
Investment securities and other	(355)	(313)	(668)
Total change in interest income	$17,773	$(7,844)	$9,929
Interest-bearing liabilities:
Interest-bearing demand deposits	$879	$(821)	$58
Interest-bearing NOW accounts	13	10	23
Savings and money market accounts	446	124	570
Time deposits	590	195	785
FHLB advances and other borrowings	119	11	130
Total change in interest expenses	2,047	(481)	1,566
Total change in net interest income	$15,726	$(7,363)	$8,363

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.
(2)	Includes loans on nonaccrual status.

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Net interest income was $23.8 million for the three months ended March 31, 2020 compared to $15.4 million for the three months ended March 31, 2019, representing an increase of $8.4 million, or 54.2%. The increase in net interest income was primarily due to an increase in interest income of $9.9 million partially offset by an increase in interest expense of $1.6 million. Interest income on loans increased by $10.3 million for the three months ended March 31, 2020. The growth in average loans of $746.7 million, including loans held for sale, for the three months ended March 31, 2020 was the primary driver of the increase in interest income on loans, partially offset by a decrease in the average rate on loans of 34 basis points over the same period.

Interest expense was $5.0 million for the three months ended March 31, 2020 compared to $3.4 million for the three months ended March 31, 2019, representing an increase of $1.6 million. This increase was mainly due to an increase in interest expense on deposits. Interest expense on deposits totaled $4.5 million for the three months ended March 31, 2020 compared to $3.1 million for the three months ended March 31, 2019, representing an increase of $1.4 million, resulting primarily from an increase in the average deposit balances of $560.4 million for the three months ended March 31, 2020 over the three months ended March 31, 2019. The average cost of deposits for the three months ended March 31, 2020 was 0.93%. This represents a decrease of twelve basis points compared to the average cost of deposits of 1.05% for the three months ended March 31, 2019.  The decrease was primarily due to an increase in the mix of noninterest-bearing demand deposits. For the three months ended March 31, 2020, the average rate paid on time deposits was 1.90% compared to 1.78% for the three months ended March 31, 2019.

The net interest margin was 4.38% for the three months ended March 31, 2020 compared to 4.65% for the three months ended March 31, 2019, representing a decrease of 27 basis points. The tax equivalent net interest margin was 4.40% for the three months ended March 31, 2020 compared to 4.69% for the three months ended March 31, 2019, representing a decrease of 29 basis points. The average yield on interest-earning assets decreased by 45 basis points for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, while the average rate paid on interest-bearing liabilities decreased by 14 basis points, resulting in a 30 basis point decrease in the interest rate spread. The decrease in both net interest margin and interest rate spread primarily resulted from the decrease in interest rates by the Federal Open Market Committee during the first quarter of 2020.

We currently expect our net interest income and net interest margin to decline in the latter part of 2020 as a result of the  decreases in market interest rates and the expectation that interest rates will remain at such levels for some period of time. The near term impact of the decrease in market interest rates is partly mitigated as certain variable-rate loans adjust on a delayed basis. Additionally, our participation in the PPP, as further discussed below, is expected to positively impact net interest income and net interest margin.

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

Three months ended March 31, 2020 compared to three months ended March 31, 2019

The provision for loan losses was $1.2 million for the three months ended March 31, 2020 and $849 thousand for the three months ended March 31, 2019. The majority of the provision for the quarter related to increased qualitative reserves due to the current economic environment as discussed in the section captioned “Recent Developments Related to COVID-19”. The ratio of net charged-off loans to average loans (annualized) was 0.06% for the three months ended March 31, 2020 and 0.21% for the three months ended March 31, 2019. Charge-offs taken in the first quarter of 2020 were primarily on impaired loans which had been provided for in a previous period.

Our management maintains a proactive approach in managing nonperforming loans, which were $7.7 million, or 0.38% of loans held for investment, at March 31, 2020, and $6.5 million, or 0.37% of loans held for investment, at December 31, 2019. The allowance for loan and lease losses totaled $7.6 million, or 0.38% of loans held for investment, at March 31, 2020 compared to $6.7 million, or 0.38% of loans held for investment, at December 31, 2019. The ratio of allowance for loan and lease losses to nonperforming loans was 98.72% at March 31, 2020, compared to 104.18% at December 31, 2019.

Noninterest Income

Our noninterest income includes the following: (1) service charges and fees; (2) SBA loan servicing fees; (3) mortgage referral fees; (4) gain on the sales of loans, net; (5) gain (loss) on sales of investment securities; and (6) other.

The following table presents a summary of noninterest income by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended March 31,
	2020	2019	Change from the Prior Period
Noninterest income:
Service charges and fees	1,311	729	79.8%
SBA loan servicing fees	10	264	-96.2%
Mortgage referral fees	202	110	83.6%
Swap referral fees	580	-
Gain on sales of loans, net	464	804	-42.3%
Gain on sales of investment securities	—	1,081	0.0%
Other noninterest income	145	69	110.1%
Total noninterest income	$2,712	$3,057	-11.3%

Three months ended March 31, 2020 compared to three months ended March 31, 2019

For the three months ended March 31, 2020, noninterest income totaled $2.7 million, a $345 thousand, or 11.3%, decrease from $3.1 million for the prior period. This decrease was primarily due to a decrease in SBA servicing fees of $254 thousand and gain on sale of loans, net of $340 thousand offset by swap referral fees of $580 thousand.  We currently expect noninterest income to remain at reduced levels due to less loan sales and fewer swap agreements in response to the COVID-19 pandemic.

Service charges and fees were $1.3 million for the three months ended March 31, 2020, compared to $729 thousand for the three months ended March 31, 2019.  The increase in service charges and fees were the result of increase deposit accounts related to the Beeville, Citizens, and Simmons acquisitions.

SBA loan servicing fees were $10 thousand for the three months ended March 31, 2020, compared to $264 thousand for the three months ended March 31, 2019.  The decrease in SBA loan servicing fees were primarily driven by negative fair value adjustments to the servicing asset during the quarter.

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

The following table presents a summary of noninterest expenses by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended March 31,
	2020	2019	Change from the Prior Period
Noninterest expense:
Salaries and employee benefits	11,789	7,124	65.5%
Occupancy and equipment expenses	2,315	1,262	83.4%
Professional services	895	1,041	-14.0%
Data processing and network	743	485	53.2%
Regulatory assessments and insurance	402	98	310.2%
Amortization of intangibles	946	603	56.9%
Advertising	153	97	57.7%
Marketing	160	139	15.1%
Telephone expense	407	140	190.7%
Conversion expense	1,477	1,151	100.0%
Other operating expenses	1,673	864	93.6%
Total noninterest expense	$20,960	$13,004	61.2%

Three months ended March 31, 2020 compared to three months ended March 31, 2019

For the three months ended March 31, 2020, noninterest expenses totaled $21.0 million, a $8.0 million, or 61.2%, increase from $13.0 million for the prior period. This increase was primarily due to an increase in salaries and employee benefits of $4.6 million, an increase in occupancy and equipment expenses of $1.1 million, and an increase in other operating expenses of $810 thousand.

Salaries and employee benefits totaled $11.8 million for the three months ended March 31, 2020 compared to $7.1 million for the three months ended March 31, 2019. The $4.7 million increase in salaries and employee benefits is primarily due to the additional staff brought on through the Beeville, Citizens, and Simmons acquisitions.

Occupancy and equipment expenses increased $1.1 million for the three months ended March 31, 2020 compared to March 31, 2019. This is driven by the additional properties acquired in the Beeville, Citizens, and Simmons acquisitions.

Other operating expenses totaled $1.7 million for the three months ended March 31, 2020 compared to $864 thousand for the three months ended March 31, 2019. This increase is the result of bonuses paid in conjunction with the Simmons acquisition and increased payroll processing costs related to the increase in full time equivalents resulting from the Beeville, Citizens, and Simmons acquisitions.

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

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Income tax expense was $305 thousand for the three months ended March 31, 2020, a decrease of $524 thousand compared to income tax expense of $829 thousand for the three months ended March 31, 2019. Our effective tax rates for the three months ended March 31, 2020 and 2018 were 7.0% and 17.9%, respectively. The effective tax rate for the first quarter of 2020 was favorably impacted by a discrete income tax benefit driven by the Company’s decision to carry back certain net operating losses as allowed by the CARES Act, as enacted on March 27, 2020.

Financial Condition

Our total assets increased $159.9 million, or 6.7%, from $2.38 billion as of December 31, 2019 to $2.54 billion as of March 31, 2020, primarily as a result of the completion of the Simmons acquisition.

Investment Securities

We use our investment securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, and meet collateral requirements and meet regulatory capital requirements. The average balance of the securities portfolio including FHLB and The Independent Bankers Bank (“TIB”), bank stock for the three months ended March 31, 2020 and 2019 was $96.0 million and $148.0 million, respectively, with a pre-tax yield of 2.31% and 3.34%, respectively. We held 92 securities classified as available for sale with an amortized cost of $94.0 million as of March 31, 2020.

Management evaluates securities for other-than-temporary impairment (“OTTI”), at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. No securities were determined to be OTTI as of March 31, 2020 or December 31, 2019.

The following table shows contractual maturities and the weighted average yields on our investment securities as of the dates presented. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are not presented on a taxable equivalent basis:

	Maturity as of March 31, 2020
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
U.S. Treasury securities	$57,410	1.76%	$3,019	1.86%	$-	0.00%	$-	0.00%
State and municipal obligations	1,935	2.47%	5,104	2.50%	76	4.93%	114	5.47%
Residential mortgage-backed securities	—	0.00%	1	3.11%	14,832	2.97%	11,551	2.94%
Total available for sale	$59,345	1.79%	$8,124	2.26%	$14,908	2.98%	$11,665	2.96%

As a member institution of the FHLB and TIB, the Bank is required to own capital stock in the FHLB and TIB. As of March 31, 2020 and December 31, 2019, the Bank held approximately $5.7 million in FHLB and TIB bank stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or TIB. Such repurchases have historically been at par value. We monitor our investment in FHLB and TIB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of March 31, 2020 and December 31, 2019, management did not identify any indicators of impairment of FHLB and TIB stock.

Except for securities issued by U.S. government agencies, we did not have any concentrations where the total outstanding balances issued by a single issuer exceed 10% of our stockholders’ equity as of March 31, 2020 and December 31, 2019.

Our securities portfolio had a weighted average life of 2.0 years and an effective duration of 1.63 years as of March 31, 2020 and a weighted average life of 2.46 years and an effective duration of 2.09 years as of December 31, 2019.

Loans Held for Sale

Loans held for sale consist of the guaranteed portion of SBA loans that we intend to sell after origination. Our loans held for sale were $7.8 million as of March 31, 2020 and $4.0 million as of December 31, 2019.

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

Our total loans held for investment of $2.01 billion as of March 31, 2020 represented an increase of $246.2 million, or 13.9%, compared to $1.77 billion as of December 31, 2019. Our loans as a percentage of assets were 79.1% and 74.1% as of March 31, 2020 and December 31, 2018, respectively.

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table summarizes the allocation of loans by type as of the dates presented.

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial and industrial loans (1)	$320,418	16.0%	$282,949	16.0%
Real estate:
1-4 single family residential loans	382,900	19.0%	375,743	21.2%
Construction, land and development loans	405,661	20.1%	259,384	14.7%
Commercial real estate loans (including multifamily)	821,952	40.8%	753,812	42.7%
Consumer loans and leases	22,398	1.1%	22,769	1.3%
Municipal and other loans	60,038	3.0%	72,525	4.1%
Total loans held in portfolio (2)	$2,013,367	100.0%	$1,767,182	100.0%

(1)	Balance includes $75.3 million and $74.2 million of the unguaranteed portion of SBA loans as of March 31, 2020 and December 31, 2019, respectively.
(2)	Balance includes $13.4 million and $14.7 million of secured borrowings as of March 31, 2020 and December 31, 2019, respectively. See footnote 5 for more details.

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

Commercial and industrial loans, including SBA loans, totaled $320.4 million as of March 31, 2020 and represented an increase of $37.5 million, or 13.2%, from $282.9 million as of December 31, 2019. The increase in commercial and industrial loans during the three months ended March 31, 2020 was due primarily to acquired loans associated with the Simmons acquisition. We believe we are well-positioned for continued loan growth in our commercial and industrial loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas.

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

SBA loans held in our loan portfolio totaled $75.3 million and $74.2 million at March 31, 2020 and December 31, 2019, respectively.

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

We define our foreign national loans as loans to borrowers who derive more than 50% of their personal income from outside the United States. We provide mortgages for these foreign nationals in Texas for primary occupancy or secondary homes while travelling to the United States. Because more than 50% of the borrower’s income is derived from outside of the United States, they do not qualify for traditional market financing. We have developed an enhanced due diligence process for foreign national loans that includes larger down payments than a traditional mortgage, as well as minimum reserves equal to an amount of mortgage payments over a specified period held in the Bank and monthly escrows for taxes and insurance.

1-4 single family residential real estate loans (including loans to foreign nationals) totaled $382.9 million as of March 31, 2020 and represented an increase of $7.2 million, or 1.9%, from $375.7 million as of December 31, 2019. We believe we are well-positioned for continued loan growth in our 1-4 single family residential real estate loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas.

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

Construction loans totaled $405.7 million as of March 31, 2020 and represented an increase of $146.3 million, or 56.4%, from $259.4 million as of December 31, 2019. We believe we are well-positioned for continued loan growth in our construction, land and development loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas.

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

Commercial real estate loans consist of owner and nonowner-occupied commercial real estate loans, multifamily loans and farmland. Total commercial real estate loans of $822.0 million as of March 31, 2020 represented an increase of $68.1 million, or 9.0%, from $753.8 million as of December 31, 2019. We believe we are well-positioned for continued loan growth in our commercial real estate loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas.

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

Consumer loans and leases totaled $22.4 million as of March 31, 2020 and represented a decrease of $371 thousand, or 1.6%, from $22.8 million as of December 31, 2019. We have not actively grown our consumer portfolio because we believe current pricing on these loans does not adequately cover the inherent risk.

Municipal and other loans

Municipal and other loans consist primarily of loans made to municipalities and emergency service, hospital and school districts as well as agricultural loans.

We make loans to municipalities and emergency service, hospital and school districts primarily throughout Texas. The majority of these loans have tax or revenue pledges and in some cases are additionally supported by collateral. Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service. Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities. Total loans to municipalities and emergency service, hospital and school districts and others were $60.0 million as of March 31, 2020 and represented a decrease of $12.5 million, or 17.2%, from $72.5 million as of December 31, 2019.

Paycheck Protection Program

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of two years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 25% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). Through May 7, 2020, we have funded approximately $448 million of SBA-approved PPP loans to over 3000 customers.

We are also currently participating in the Federal Reserve's PPP Facility which, through September 30, 2020, will extend loans to banks who are loaning money to small businesses under the PPP. The amount outstanding at May 7, was $91.6 million and is non-recourse and secured by the amount of the PPP loans we originate. The maturity date of a borrowing under the PPP Facility is equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPP Facility will bear interest at a rate of 0.35% and there would be no fees to us.

Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the PPP and, if applicable, the PPP Facility. Specifically, all PPP loans have a zero percent risk weight under applicable risk-based capital rules. Additionally, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included.

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due, other real estate owned and repossessed assets and restructured loans as of the dates indicated:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial and industrial loans	$3,280	$2,579
Real estate:
1-4 single family residential loans	1,940	1,901
Construction, land and development loans	216	214
Commercial real estate loans (including multifamily)	2,243	1,700
Consumer loans and leases	40	71
Municipal and other loans	—	—
Total nonaccrual loans	7,719	6,465
Accruing loans 90 days or more past due	—	2
Total nonperforming loans	7,719	6,467
Other real estate owned and repossessed assets	3,731	3,653
Total nonperforming assets	$11,450	$10,120
Restructured loans (1)	$202	$209

(1)

Restructured loans represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Nonperforming loans totaled $7.7 million at March 31, 2020, an increase of $1.3 million, or 19.4%, from $6.5 million at December 31, 2019. Nonperforming assets totaled $11.4 million at March 31, 2020, an increase of $1.3 million, or 13.1%, from $10.1 million at December 31, 2019.

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

Certain borrowers are currently unable to meet their contractual payment obligations because of the effects of COVID-19. In an effort to mitigate the adverse effects of COVID-19 on our loan customers, we are providing them the opportunity to defer payments, or portions thereof, for up to 90 days, should they so request. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). As of March 31, 2020, 155 qualified loans had been granted 90 day deferrals or interest only payment periods of 90 days with an unpaid principal balance of $83.2 million.  As of May 7, 2020, 989 qualified loans had been granted 90 day deferrals or interest only payment periods of 90 days with an unpaid principal balance of $446.4 million.

The COVID-19 pandemic has contributed to an increased risk of delinquencies, defaults and foreclosures. We currently expect that a significant number and amount of our loans will experience ratings downgrades, credit deterioration and defaults in many industries. See additional information about the effects of and risks associated with the COVID-19 pandemic in the section captioned “Recent Developments Related to COVID-19” elsewhere in this discussion.

The following table sets forth our asset and credit quality ratios for the periods presented:

	March 31, 2020	December 31, 2019
Asset and Credit Quality Ratios
Nonperforming loans to loans held for investment (1)	0.38%	0.37%
Nonperforming assets to loans plus OREO	0.57%	0.57%
Nonperforming assets to total assets (2)	0.45%	0.42%
Net charge-offs to average loans (annualized)(3)	0.06%	0.17%
Allowance for loan losses to nonperforming loans	98.72%	104.18%
Allowance for loan losses to loans held for investment	0.38%	0.38%
Allowance for loan losses to organic loans(4)	0.63%	0.57%

(1)	Nonperforming loans include loans in nonaccrual status.
(2)	Nonperforming assets include loans in nonaccrual status and other real estate owned.
(3)	December 31, 2019 ratio uses year to date net charge-offs.
(4)	Organic loans exclude loans acquired through a business combination.

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

The following tables summarize the allocation of allowance for loan and lease losses related to our loans as of the dates and for the periods presented. This allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans:

	Allowance Rollforward
Three Months Ended March 31, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,078	$(254)	$5	$655	$4,484
Real estate:
1-4 single family residential loans	31	—	—	4	35
Construction, land and development loans	1,055	—	—	238	1,293
Commercial real estate loans (including multifamily)	1,451	—	—	298	1,749
Consumer loans and leases	68	(52)	12	23	51
Municipal and other loans	54	—	2	(48)	8
Ending allowance balance	$6,737	$(306)	$19	$1,170	$7,620

	Allowance Rollforward
Three Months Ended March 31, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,453	$(578)	$28	$758	$4,661
Real estate:
1-4 single family residential loans	59	—	—	(25)	34
Construction, land and development loans	731	—	—	18	749
Commercial real estate loans (including multifamily)	960	—	—	97	1,057
Consumer loans and leases	80	(18)	2	(7)	57
Municipal and other loans	3	—	—	8	11
Ending allowance balance	$6,286	$(596)	$30	$849	$6,569

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

On April 2, 2019, the Company closed its acquisition of Beeville. At the date of acquisition, Beeville had $298.9 million in loans.  In accordance with ASC 805, “Business Combinations,” the Company utilized a third-party to value the loan portfolio as of the acquisition date. Based upon the third-party valuation, the fair value of the loans was approximately $296.4 million at the acquisition date. The overall discount calculated was $2.5 million and will be accreted into interest income over the life of the loans.

On November 5, 2019, the Company closed its acquisition of Citizens. At the date of acquisition, Citizens had loans with a contractual balance of $253.1 million.  In accordance with ASC 805, “Business Combinations,” the Company utilized a third-party to value the loan portfolio as of the acquisition date. Based upon the third-party valuation, the fair value of non-purchased credit impaired loans was approximately $248.8 million at the acquisition date. Purchased credit impaired loans had a fair value of $3.2 million. The overall discount calculated was $1.1 million and will be accreted into interest income over the life of the loans.

On February 28, 2020, the Company closed its acquisition of certain assets and assumption of certain liabilities associated with five offices of Simmons Bank. At the date of acquisition, the offices had $260.3 million in loans.  In accordance with ASC 805, “Business Combinations,” the Company utilized a third-party to value the loan portfolio as of the acquisition date. Based upon the third-party valuation, the fair value of the loans was approximately $255.5 million at the acquisition date. The overall discount calculated was $4.8 million and will be accreted into interest income over the life of the loans.

As of March 31, 2020, all purchased loans were excluded from the allowance for loan and lease losses calculation.  To determine if the portfolio had experienced greater than anticipated deterioration between the acquisition date and March 31, 2020, the Bank evaluated each of the purchased loan portfolios with the exception of Citizens and Simmons loan portfolios given the recent close of the transactions. The evaluation consisted of analyzing the purchased loan portfolio utilizing the current allowance for loan and lease losses model.  The model did not indicate the need for an additional allowance.

The allowance for loan and lease losses was $7.6 million at March 31, 2020 as compared to $6.7 million at December 31, 2019.  The majority of the increase in the allowance for loan and lease losses was due to adjustments in qualitative factors in response to the

COVID-19 pandemic.  Current qualitative factors include among others, unemployment, GDP growth, and oil prices.  These factors were updated to capture the estimated deterioration in these metrics as a result of COVID-19 and recent volatility in oil prices.  The current allowance for loan and lease loss model does not bifurcate the portfolio by industry.  While Management does monitor higher risk segments such as oil and gas, these monitoring procedures did not translate into an increased allowance for loan and lease losses at March 31, 2020 beyond the increase created by the adjustment to qualitative factors.  The allowance for loan and lease losses as a percentage of nonperforming loans and allowance for loan and lease losses as a percentage of loans held for investment was 98.72% and 0.38%, respectively, as of March 31, 2020, compared to 104.18% and 0.38%, respectively, as of December 31, 2019.

Net loan charge-offs for the three months ended March 31, 2020 totaled $287 thousand, a decrease from $566 thousand of net loan charge-offs for the same period of 2019.

The following table provides the allocation of the allowance for loan and lease losses as of the dates presented:

	March 31, 2020		December 31, 2019
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
Commercial and industrial loans	$4,459	16.0%	$4,078	16.0%
Real estate:
1-4 single family residential loans	36	19.0%	31	21.2%
Construction, land and development loans	1,336	20.1%	1,055	14.7%
Commercial real estate loans (including multifamily)	1,721	40.8%	1,451	42.7%
Consumer loans and leases	55	1.1%	68	1.3%
Municipal and other loans	13	3.0%	54	4.1%
Total	$7,620	100.0%	$6,737	100.0%

Goodwill

As of March 31, 2020, we evaluated recent triggering events that might be indicators that our goodwill was impaired.  The events include the economic disruption and uncertainty surrounding the COVID-19 pandemic and the circumstances surrounding recent volatility in the market price of crude oil.  At March 31, 2020, total Goodwill was $79 million all of which relates to our one reporting unit, the Bank.  The evaluation performed included utilizing the discounted cash flow and market approaches and yielded an excess fair value over carrying value of 3%.  Significant assumptions used in the evaluation include forecasted cash flow projections for the next five years, discount rate, and long term growth assumptions.  Each of these assumptions are subject to significant uncertainty; primarily Management’s assumption that cash flows will remain at a reduced level for a period of three years and then gradually recover.  If future deterioration in operating and financial results indicate that the actual reduction in cash flow is greater than anticipated or that the period of reduced cash flow will be longer, future evaluations could result in impairment.

Deposits

We expect deposits to be our primary funding source in the future as we optimize our deposit mix by continuing to shift our deposit composition from higher cost time deposits to lower cost demand deposits. Non-time deposits include noninterest-bearing and interest-bearing demand deposits, NOW accounts, and savings and money market accounts.

The following table shows the deposit mix as of the dates presented:

	March 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$487,060	23.4%	$444,822	23.1%
Interest-bearing demand deposits	334,302	16.1%	370,467	19.2%
Interest-bearing NOW accounts	28,376	1.4%	28,204	1.5%
Savings and money market accounts	515,601	24.8%	404,886	21.0%
Time deposits	711,968	34.0%	679,747	35.2%
Total deposits	$2,077,307	99.7%	$1,928,126	100.0%

Total deposits at March 31, 2020 were $2.08 billion, an increase of $149.2 million, or 7.7%, from total deposits at December 31, 2019 of $1.93 billion.

The average cost of deposits for the three months ended March 31, 2020 was 0.93%. This represents a decrease of 12 basis points compared to the average cost of deposits of 1.05% for the three months ended March 31, 2019. For the three months ended March 31, 2020, the average rate paid on time deposits was 1.90% compared to 1.78% for the three months ended March 31, 2019.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

March 31, 2020
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$118,402
After three months through six months	120,276
After six months through twelve months	198,391
After twelve months	133,430
Total	$570,499

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB borrowings: The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2020 and December 31, 2019, total remaining borrowing capacity of $533.5 million and $381.3 million, respectively, was available under this arrangement.

Line of credit: We entered into a line of credit with a third party lender in May 2017 that allows us to borrow up to $20 million. In January 2019, we increased this line of credit to allow us to borrow up to $50 million. The interest rate on this line of credit is based upon 90-day LIBOR plus 4.0%, and unpaid principal and interest is due at the stated maturity of May 12, 2022. This line of credit is secured by a pledge of all of the common stock of the Bank. This line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender. During the first quarter, the Company drew $10 million on the line to support the stock repurchase program.  At March 31, 2020, total borrowing capacity of $40.0 million was available under this line of credit.

Total borrowings consisted of the following as of the dates presented:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Short-term FHLB borrowings	$10,000	$-
Long-term FHLB borrowings	79,732	90,437
Third-party lender line of credit	10,000	—
Secured borrowings (1)	13,543	14,703
Total borrowings	$113,275	$105,140

(1)	See Note 5 to our consolidated financial statements for more detail on secured borrowings.

At March 31, 2020, total borrowings were $113.3 million, an increase of $8.1 million, or 7.7%, from $105.1 million at December 31, 2019.

Short-term borrowings consist of debt with maturities of one year or less. Our short-term borrowings consist of FHLB borrowings. The following table is a summary of short-term borrowings as of and for the periods presented:

	As of/For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Short-term borrowings:
Maximum outstanding at any month-end during the period	$10,000	$—
Balance outstanding at end of period	10,000	—
Average outstanding during the period	2,198	1,111
Average interest rate during the period	0.70%	2.42%
Average interest rate at the end of the period	0.70%	0.00%

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$345,705	$198,796
Net income	4,074	3,810
Shares issued in offering, net	—	-
Exercise of stock options and warrants	401	1,103
Stock-based compensation	377	117
Treasury stock purchases	(4,805)	—
Other comprehensive income (loss)	65	150
Balance at end of period	$345,817	$203,976

Net income totaled $4.1 million for the three months ended March 31, 2020, an increase of $264 thousand, compared to $3.8 million for the three months ended March 31, 2019. Our results of operations for the three months ended March 31, 2020 produced an annualized return on average assets of 0.68% compared to 1.11% for the three months ended March 31, 2019. Our results of operations for the three months ended March 31, 2020 produced an annualized return on average stockholders’ equity of 4.72% compared to 7.65% for the three months ended March 31, 2019.

Stockholders’ equity was $345.8 million as of March 31, 2020, an increase of $112 thousand from $345.7 million as of December 31, 2019. The increase was primarily driven net income and offset by share repurchases.

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

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We seek to minimize our exposure to loss under these commitments by subjecting them to prior credit approval and ongoing monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. As of March 31, 2020 and December 31, 2019, our reserve for unfunded commitments totaled $98 thousand.

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

The following table summarizes our commitments as of the dates presented:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Unfunded loan commitments	$314,908	$243,568
Commercial and standby letters of credit	2,232	1,232
Total	$317,140	$244,800

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

The following table sets forth the regulatory capital ratios, excluding the impact of the capital conservation buffer, as of the dates indicated:

	Minimum Capital	Minimum Capital Requirement with Capital	Minimum To Be Well	March 31, 2020	December 31, 2019
	Requirement	Buffer	Capitalized	Actual	Actual
Capital ratios (Company):
Tier 1 leverage ratio	4.0%	4.0%	N/A	10.96%	12.11%
Common equity tier 1 capital ratio	4.5%	7.0%	N/A	12.68%	14.56%
Tier 1 risk-based capital ratio	6.0%	8.5%	N/A	12.68%	14.81%
Total risk-based capital ratio	8.0%	10.5%	N/A	13.07%	15.37%

Capital ratios (Bank):
Tier 1 leverage ratio	4.0%	4.0%	5.0%	10.79%	11.04%
Common equity tier 1 capital ratio	4.5%	7.0%	6.5%	12.02%	12.38%
Tier 1 risk-based capital ratio	6.0%	8.5%	8.0%	12.02%	12.38%
Total risk-based capital ratio	8.0%	10.5%	10.0%	12.39%	12.94%

At March 31, 2020, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At March 31, 2020, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2020 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain the Bank’s “well capitalized” status.

As of March 31, 2020, we had a tier 1 leverage ratio of 10.96%. As of March 31, 2020, the Bank had a tier 1 leverage ratio of 10.79%, which provided $68.2 million of excess capital relative to the minimum requirements to be considered “well capitalized.”  Section 4012 of the CARES Act temporarily lowers the community bank leverage ratio to 8%.  Beginning in the second quarter of 2020 and until the end of the year, an organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the community bank leverage ratio framework.  The Company is evaluating whether to make this election.

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. At March 31, 2020 and December 31, 2019, our liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. The Bank maintained five Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $90.0 million as of March 31, 2020 and December 31, 2019. There were no advances under these lines of credit outstanding as of March 31, 2020 or December 31, 2019.

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 2.00 years and an effective duration of 1.63 years as of March 31, 2020.

As of March 31, 2020, we had outstanding $314.9 million in commitments to extend credit and $2.2 million in commitments associated with outstanding commercial and standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2020, we believe we had no exposure to future cash requirements associated with known uncertainties. Capital expenditures, including buildings and construction in process, for the three months ended March 31, 2020 and 2019 were $2.4 million and $1.1 million, respectively.

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

The following table summarizes the share repurchase activity for the three months ended March 31, 2020.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
January 2020	13,822	$20.73	$575,787	$11,124,213
February 2020	85,979	20.23	2,320,854	8,803,359
March 2020	221,409	12.85	5,094,533	6,029,680
Total	321,210

During the three months ended March 31, 2020, the Company purchased 321,210 shares of its common stock at a weighted average price of $16.20 per share for an aggregate amount of $4.8 million. The Company accounted for the transaction under the cost method. These transactions are recorded as “Treasury stock purchases” in the accompanying consolidated statements of changes in stockholders’ equity.

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

The following table reconciles, as of the dates set forth below, net interest margin on a fully taxable equivalent basis:

	As of or for the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share data)
Net interest margin - GAAP basis:
Net interest income	$23,798	$15,435
Average interest-earning assets	2,179,501	1,346,104
Net interest margin	4.38%	4.65%
Net interest margin - Non-GAAP basis:
Net interest income	$23,798	$15,435
Plus:
Impact of fully taxable equivalent adjustment	92	138
Net interest income on a fully taxable equivalent basis	$23,890	$15,573
Average interest-earning assets	2,179,501	1,346,104
Net interest margin on a fully taxable equivalent basis - Non-GAAP basis	4.40%	4.69%

Adjusted Net Income and Adjusted Earnings per Common Share – Basic and Diluted

Adjusted earnings per common share – basic and diluted is a non-GAAP financial measure that excludes merger related expenses and the impact of the net operating loss carryback. In our judgment, the adjustments made to net income allow investors and analysts to better assess our basic and diluted earnings per common share by removing the volatility that is associated with the items that are unrelated to our core business.

Merger related expenses for the three months ended March 31, 2020 consisted of $1.3 million of after-tax merger related expenses. Merger related expenses for the three months ended March 31, 2019 consisted of $1.4 million of after-tax merger related expenses.  Income tax expense was reduced by $575 thousand during the quarter due to the ability to carryback a net operating loss to a prior period with a higher effective tax rate.

The following table reconciles, as of the date set forth below, basic and diluted earnings per common share and presents our basic and diluted earnings per common share exclusive of the impact of our merger related adjustments:

	As of or for the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share data)
Basic and diluted earnings per share - GAAP basis:
Net income available to common stockholders	$4,074	$3,810
Weighted average number of common shares - basic	18,184,110	12,152,558
Weighted average number of common shares - diluted	18,441,977	12,607,445
Basic earnings per common share	$0.22	$0.31
Diluted earnings per common share	$0.22	$0.30
Basic and diluted earnings per share - Non-GAAP basis:
Net income available to common stockholders	$4,074	$3,810
Pre-tax adjustments:
Noninterest income
Gain on the sales of investment securities	$-	$(1,081.00)
Noninterest expense
Merger related expenses	1,614	1,778
Taxes:
NOL Carryback	(575)
Tax effect of adjustments	(331)	(146)
Adjusted net income	$4,782	$4,361
Weighted average number of common shares - basic	18,184,110	12,152,558
Weighted average number of common shares - diluted	18,441,977	12,607,445
Basic earnings per common share - Non-GAAP basis	$0.26	$0.36
Diluted earnings per common share - Non-GAAP basis	$0.26	$0.35

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible equity and presents our tangible book value per share compared to our book value per share:

	March 31, 2020	December 31, 2019
	(Dollars in thousands, except per share data)
Total stockholders' equity	$345,817	$345,705
Less:
Goodwill and other intangible assets	89,545	79,975
Tangible stockholders' equity	$256,272	$265,730
Shares outstanding	17,969,012	18,258,222
Book value per share	$19.25	$18.93
Less:
Goodwill and other intangible assets per share	4.98	4.38
Tangible book value per share	$14.28	$14.55

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration transferred in business combinations over the fair value of tangible and identifiable intangible assets acquired. Goodwill is assessed annually for impairment or more frequently if events or circumstances indicate that impairment may have occurred.  As of March 31, 2020, we evaluated recent potential triggering events that might be indicators that our goodwill was impaired.  The events include the economic disruption and uncertainty surrounding the COVID-19 pandemic and the circumstances surrounding recent volatility in the market price of crude oil.  Based on our evaluation, we concluded that our goodwill was not more than likely impaired as of that date.

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

Item 3.        Quantitative and Qualitative Disclosure about Market Risk

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2019, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2019 to March 31, 2020. For additional disclosure of our market risks, see our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of the end of the period covered by this Form 10-Q.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.        Risk Factors

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q, the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and such other risk factors as we may disclose in other reports and statements filed with the SEC. The following risk factors represent material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic is adversely affecting us and our customers, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant.

        The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels and decreased consumer confidence generally. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The pandemic could influence the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Furthermore, the pandemic could affect the stability of our deposit base as well as our capital and liquidity position, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, result in lost revenue and cause us to incur additional expenses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairments in future periods on the securities we hold as well as reductions in other comprehensive income.

        The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including:  (i) the duration, extent, and severity of the pandemic, (ii) the response of governmental and nongovernmental authorities, (iii) the effect on our customers, counterparties, employees, and third-party service providers, (iv) the effect on economies and markets, and (v) the success of hardship relief efforts to bridge the gap to reopening the economy.

        The duration of the pandemic and the resulting business interruptions and related impacts on our business and operations, which will depend on future developments, are highly uncertain and cannot be reasonably estimated at this time. The pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, reduced demand for our products and services, and other negative impacts on our financial position, results of operations, and prospects.

        The U.S. government has implemented programs to directly compensate individuals and grant or loan money to businesses in an effort to provide funding while the economy is shut down. Many banks, including Spirit of Texas Bank, have implemented hardship relief programs that include payment deferral and short-term funding options. The success of these programs could mute the effect on the Company's credit losses, which may be difficult to determine.

A significant number of our borrowers have requested and received short-term loan payment deferrals. These deferrals may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time.  Moreover, the cumulative effects of COVID-19 and the measures implemented by governments to combat the pandemic on the mortgaged properties may cause borrowers to be unable to meet their payment obligations under mortgage loans that we hold and may result in significant losses.

        The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after COVID-19 has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus's global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

        There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Current and future restrictions on our workforce’s access to our facilities and our reliance on third parties could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and profit center activity that largely depend on people, technology, and the use of complex systems and models to manage our business, including access to information technology systems and models as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a majority of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices, the continuation of these work-from-home measures introduces additional operational risk, especially including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, great risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including appraisers of real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities have limited the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Changes in market interest rates or capital markets, including volatility resulting from the COVID-19 pandemic, could affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital or liquidity.

        The COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the Federal Reserve reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points to 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability.

        Given our business mix, and the fact that most of our assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movements and the performance of the financial markets. Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities. Prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, significantly affect financial institutions' net interest income. If the interest we pay on deposits and other borrowings increases at a faster rate than increases in the interest we receive on loans and investments, net interest income, and, therefore, our earnings, could be affected. Earnings could also be affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings.

In addition, the continued spread of COVID-19 has also led to disruption and volatility in financial markets, which could increase our cost of capital and adversely affect our ability to access financial markets, which may in turn affect the value of the subordinated notes. This market volatility has resulted in a significant decline, and we may continue to experience further declines, in our stock price and market capitalization, which could result in goodwill impairment charges.

The Bank’s participation in the Small Business Administration’s (“SBA”) Paycheck Protection Program may result in operational, credit or other shortfalls that may adversely affect our financial condition, results of operations, and future prospects.

In response to the COVID-19 pandemic, President Trump signed into law the CARES Act on March 27, 2020.  Among other things, the CARES Act created a new facility, titled the “Paycheck Protection Program,” to the SBA’s 7(a) Loan Program.  As of May 7, 2020, the Bank had closed or approved with the SBA, over 3,000 loans under the Paycheck Protection Program, representing $448 million in funding.  Due to the accelerated implementation of the Paycheck Protection Program, the Bank, like other financial institutions has funded loans under the Paycheck Protection Program as the SBA and U.S. Department of Treasury release interpretive guidance, nearly daily, on the operational and logistical functions of the program.  There are several aspects of the Paycheck Protection Program that have not yet been addressed by the SBA or U.S. Department of Treasury, including how forgiveness on loans under the program will be calculated.  We cannot predict what operational, credit, or other shortfalls may arise as a result of the Bank making loans under the Paycheck Protection Program or how such shortfalls may adversely affect our financial condition, results of operations and future prospects.

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

The following table summarizes the share repurchase activity for the three months ended March 31, 2020.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
January 2020	13,822	$20.73	$575,787	$11,124,213
February 2020	85,979	20.23	2,320,854	8,803,359
March 2020	221,409	12.85	5,094,533	6,029,680
Total	321,210

Item 3.        Defaults upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Reorganization, dated as of November 27, 2018, by and among Spirit of Texas Bancshares, Inc. and First Beeville Financial Corporation (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on November 28, 2018 (File No. 001-38484)) (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request)

2.2

Agreement and Plan of Reorganization, dated as of July 24, 2019, by and between Spirit of Texas Bancshares, Inc. and Chandler Bancorp, Inc., and joined in by Kidd Partners, Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on July 24, 2019) (File No. 001-38484) (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request)

2.3

Branch Purchase and Assumption Agreement, dated as of December 20, 2019, by and between Spirit of Texas Bank, SSB and Simmons Bank (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on December 23, 2019 (File No. 001-38484)) (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request).

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

101*

The following material from Spirit of Texas Bancshares, Inc.’s Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spirit of Texas Bancshares, Inc.

Date: May 15, 2020	By:	/s/ Dean O. Bass
Dean O. Bass
Chairman and Chief Executive Officer

Date: May 15, 2020	By:	/s/ Allison S. Johnson
Allison S. Johnson
SVP and Interim Chief Financial Officer