Form 10-Q
period 2020-06-30
Spirit of Texas Bancshares, Inc.
filed 2020-08-07
CIK 1499453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, the registrant had 17,344,661 shares of common stock, no par value, outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2020	December 31, 2019
Assets:
Cash and due from banks	$35,248	$32,490
Interest-bearing deposits in other banks	200,096	293,467
Total cash and cash equivalents	235,344	325,957
Time deposits in other banks	—	490
Investment securities:
Available for sale securities, at fair value	90,878	96,937
Total investment securities	90,878	96,937
Loans held for sale	7,718	3,989
Loans:
Loans held for investment	2,427,292	1,767,182
Less: allowance for loan and lease losses	(9,905)	(6,737)
Loans, net	2,417,387	1,760,445
Premises and equipment, net	79,156	75,150
Accrued interest receivable	12,188	6,507
Other real estate owned and repossessed assets	3,743	3,653
Goodwill	77,966	68,503
Core deposit intangible	9,617	11,472
SBA servicing asset	3,115	3,355
Bank-owned life insurance	15,787	15,610
Federal Home Loan Bank and other bank stock, at cost	5,696	8,310
Other assets	4,423	4,244
Total assets	$2,963,018	$2,384,622
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$745,646	$444,822
Interest-bearing	946,969	803,557
Total transaction accounts	1,692,615	1,248,379
Time deposits	722,376	679,747
Total deposits	2,414,991	1,928,126
Accrued interest payable	1,025	1,219
Short-term borrowings	10,000	—
Long-term borrowings	183,076	105,140
Deferred tax liability, net	405	672
Other liabilities	5,944	3,760
Total liabilities	2,615,441	2,038,917
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $1 par value; 5 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, no par value; 50 million shares authorized; 18,304,245 and 18,272,245 shares issued; 17,969,012 and 18,258,222 shares outstanding	298,176	297,188
Retained earnings	59,907	48,139
Accumulated other comprehensive income	1,272	667
Treasury stock	(11,778)	(289)
Total stockholders' equity	347,577	345,705
Total liabilities and stockholders' equity	$2,963,018	$2,384,622

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$29,912	$22,204	$57,321	$39,322
Interest and dividends on investment securities	457	1,302	961	2,484
Other interest income	185	794	1,085	1,378
Total interest income	30,554	24,300	59,367	43,184
Interest expense:
Interest on deposits	3,945	3,938	8,452	7,009
Interest on FHLB advances and other borrowings	558	611	1,066	989
Total interest expense	4,503	4,549	9,518	7,998
Net interest income	26,051	19,751	49,849	35,186
Provision for loan losses	2,838	332	4,009	1,181
Net interest income after provision for loan losses	23,213	19,419	45,840	34,005
Noninterest income:
Service charges and fees	1,270	969	2,581	1,698
SBA loan servicing fees	256	40	266	304
Mortgage referral fees	357	198	559	308
Swap referral fees	262	—	842	—
Gain on sales of loans, net	326	1,384	790	2,188
Gain on sales of investment securities	—	1,053	—	2,134
Other noninterest income	94	131	239	200
Total noninterest income	2,565	3,775	5,277	6,832
Noninterest expense:
Salaries and employee benefits	7,946	8,765	19,735	15,889
Occupancy and equipment expenses	2,761	1,690	5,076	2,952
Professional services	716	1,022	1,611	2,063
Data processing and network	849	731	1,592	1,216
Regulatory assessments and insurance	379	315	781	413
Amortization of intangibles	919	1,006	1,865	1,609
Advertising	119	167	272	264
Marketing	38	132	198	271
Telephone expense	483	338	890	478
Conversion expense	69	453	1,546	1,604
Other operating expenses	1,825	1,206	3,498	2,070
Total noninterest expense	16,104	15,825	37,064	28,829
Income before income tax expense	9,674	7,369	14,053	12,008
Income tax expense	1,980	1,542	2,285	2,371
Net income	$7,694	$5,827	$11,768	$9,637
Earnings per common share:
Basic	$0.44	$0.42	$0.66	$0.74
Diluted	$0.44	$0.41	$0.65	$0.72
Weighted average common shares outstanding:
Basic	17,581,959	13,765,929	17,883,034	12,963,700
Diluted	17,612,919	14,236,244	17,999,206	13,432,760

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$7,694	$5,827	$11,768	$9,637
Other comprehensive income (loss):
Unrealized net holding gains on investment securities available for sale, net of taxes of $143, $390, $160, and $699, respectively	540	1,468	605	2,630
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $0, $260, $0, and $529, respectively	—	(976)	—	(1,988)
Total other comprehensive income	540	492	605	642
Total comprehensive income	$8,234	$6,319	$12,373	$10,279

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(Dollars in thousands)

	Shares of Common	Shares of Preferred	Common	Preferred	Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Stock	Stock	Stock	Earnings	Stock	Income	Equity
Three Months Ended June 30,
Balance as of April 1, 2019	12,195,891	—	$171,159	$—	$30,813	$—	$2,004	$203,976
Net income	—	—	—	—	5,827	—	—	5,827
Shares issued in offering, net adjustment	1,579,191	—	33,479	—	—	—	—	33,479
Exercise of stock options and warrants	15,250	—	185	—	—	—	—	185
Stock-based compensation	—	—	151	—	—	—	—	151
Other comprehensive income	—	—	—	—	—	—	492	492
Balance as of June 30, 2019	13,790,332	—	$204,974	$—	$36,640	$—	$2,496	$244,110

Balance as of April 1, 2020	17,969,012	—	$297,966	$—	$52,213	$(5,094)	$732	$345,817
Net income	—	—	—	—	7,694	—	—	7,694
Exercise of stock options and warrants	2,500	—	29	—	—	—	—	29
Stock-based compensation	—	—	181	—	—	—	—	181
Treasury stock purchases	(602,939)	—	—	—	—	(6,684)	—	(6,684)
Other comprehensive income	—	—	—	—	—	—	540	540
Balance as of June 30, 2020	17,368,573	—	$298,176	$—	$59,907	$(11,778)	$1,272	$347,577

Six Months Ended June 30,
Balance as of January 1, 2019	12,103,753	—	$169,939	$—	$27,003	$—	$1,854	$198,796
Net income	—	—	—	—	9,637	—	—	9,637
Shares issued in offering, net	1,579,191	—	33,479	—	—	—	—	33,479
Exercise of stock options and warrants	107,388	—	1,288	—	—	—	—	1,288
Stock-based compensation	—	—	268	—	—	—	—	268
Other comprehensive income	—	—	—	—	—	—	642	642
Balance as of June 30, 2019	13,790,332	—	$204,974	$—	$36,640	$—	$2,496	$244,110

Balance as of January 1, 2020	18,258,222	—	$297,188	$—	$48,139	$(289)	$667	$345,705
Net income	—	—	—	—	11,768	—	—	11,768
Exercise of stock options and warrants	34,500	—	430	—	—	—	—	430
Stock-based compensation	—	—	558	—	—	—	—	558
Treasury stock purchases	(924,149)	—	—	—	—	(11,489)	—	(11,489)
Other comprehensive income	—	—	—	—	—	—	605	605
Balance as of June 30, 2020	17,368,573	—	$298,176	$—	$59,907	$(11,778)	$1,272	$347,577

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$11,768	$9,637
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,009	1,181
Depreciation and amortization	2,232	1,353
Net amortization (accretion) of premium (discount) on investment securities	(146)	180
Amortization of core deposit intangible	1,865	1,609
Accretion of discount on retained SBA loans	(565)	(831)
Deferred tax expense	620	269
Originations of loans held for sale	(13,828)	(24,774)
Proceeds from loans held for sale	10,945	28,422
Net gains on sale of loans held for sale	(790)	(2,188)
Gain on sale of investment securities	—	(2,134)
(Gain)/Loss on sale of other real estate owned	1	(53)
Fair value adjustment on SBA servicing asset	429	915
Stock-based compensation	558	268
Increase in cash surrender value of BOLI	(177)	(128)
Net change in operating assets and liabilities:
Net change in accrued interest receivable	(4,968)	(955)
Net change in accrued interest payable	(233)	92
Net change in other assets	73	811
Net change in other liabilities	484	(2,306)
Net cash provided by operating activities	12,277	11,368
Cash Flows From Investing Activities:
Purchases of investment securities available for sale	(33,995)	(32,536)
Sales of investment securities available for sale	—	79,920
Paydown and maturities of investment securities available for sale	41,451	21,135
Purchase of FHLB and other bank stock	(82)	297
Sale of FHLB and other bank stock	2,696	—
Proceeds from the sale of loans held for investment	50,208	—
Net change in loans	(453,767)	(20,047)
Proceeds from the sale of other real estate owned	34	884
Purchase of premises and equipment	(4,043)	(4,224)
Net cash (paid)/received in business combination (1)	(129,461)	28,565
Net cash provided by (used in) investing activities	(526,959)	73,994
Cash Flows From Financing Activities:
Net change in deposits	347,192	(11,698)
Redemption of trust preferred securities	—	77
Proceeds from long-term borrowings	105,780	23,174
Repayment of long-term borrowings	(26,429)	(10,565)
Proceeds from short-term borrowings	23,753	—
Repayment of short-term borrowings	(13,753)	(12,500)
Net change in secured borrowings	(1,415)	(995)
Purchase of treasury stock	(11,489)	—
Exercise of stock options and warrants	430	1,288
Net cash provided by financing activities	424,069	(11,219)
Net Change in Cash and Cash Equivalents	(90,613)	74,143
Cash and Cash Equivalents at Beginning of Period	325,957	89,015
Cash and Cash Equivalents at End of Period	$235,344	$163,158
Supplemental Disclosures of Cash Flow Information:
Interest paid	$9,712	$7,264
Income taxes paid	2,000	1,000
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$125	$15
Fair value of assets acquired in business combination, excluding cash	259,416	405,561
Goodwill recorded	11,456	25,636
Liabilities assumed in business combination	141,412	400,197
Stock issued in business combination	—	33,480

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Spirit of Texas Bancshares, Inc. (“Spirit,” “STXB” or the “Company”) is a bank holding company headquartered in Conroe, Texas that provides, through its bank subsidiary, Spirit of Texas Bank, SSB (the “Bank”), a variety of financial services to individuals and corporate customers located largely in the State of Texas, and which customers are primarily involved in agricultural, light industrial and commercial arenas.

Risks and Uncertainties

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely impacted the level of economic activity in the local, national and global economies and financial markets. During the first and second quarters, many businesses in Texas and many other states temporarily closed due to social distancing and/or shelter in place orders. While many of these businesses have since been allowed to re-open, the Company and its customers continue to be adversely affected by the COVID-19 pandemic. The extent to which the COVID-19 pandemic negatively impacts the Company's business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, is unknown at this time and will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic is sustained, it may further adversely impact the Company and impair the ability of the Company's customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on its business operations, asset valuations, financial condition, and results of operations. For additional risks related to the COVID-19 pandemic, see “Risk Factors” in this Form 10-Q, the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, Quarterly Report on Form 10-Q for the period ended March 31, 2020 and other filings with the Securities and Exchange Commission (the “SEC”).

In response to the pandemic, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  This legislation aims at providing relief for individuals and businesses that have been negatively impacted by the coronavirus pandemic.  The CARES Act includes a provision for the Company to opt out of applying the “troubled debt restructuring” (“TDR”) accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019.  The Bank adopted this provision.

Additionally, the CARES Act contains provisions that impact federal income taxes including but not limited to an extension to pay and file federal tax returns, bonus depreciation on qualified improvement property and the ability to carry back certain net operating losses to a prior year.  The Bank will utilize the filing and payment extension and net operating loss carryback provisions.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, the Bank.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 previously filed with the SEC in the Company’s Annual Report on Form 10-K.

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

Correction of an Immaterial Error on the Consolidated Balance Sheet and Cash Flow

The Company identified an immaterial error pertaining to the accounting of certain loan participations sold impacting its consolidated balance sheet and its consolidated statement of cash flows for the six months ended June 30, 2019. Due to the rights retained on certain loan participations sold, the Company is deemed to have retained effective control over these loans under Financial Accounting Standards Board (“FASB”)’s Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing”, and therefore these participations sold must be accounted for as a secured borrowing. The Company reviewed the impact of this error on the prior periods and determined that the error was not material to the prior period consolidated financial statements. The Company has corrected the immaterial error in the consolidated statement of cash flows for the six months ended June 30, 2019 by increasing investing cash flows by $1.0 million and decreasing financing cash flows by $1.0 million from amounts previously reported.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” – Issued in March 2020, Accounting Standards Update (“ASU”) No. 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.  ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022.  The adoption of ASU 2020-04 did not significantly impact the Company’s consolidated financial statements.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Non-Interest Income
In-scope of Topic 606
Deposit accounts core service charges	$312	$149	$523	$261
Deposit account transaction based fee income	958	829	2,058	1,460
Swap referral fees, included in other non-interest income	262	—	842	—
Mortgage referral fees	357	198	559	308
Non-Interest Income (in-scope of Topic 606)	1,889	1,176	3,982	2,029
Non-Interest Income (out-of-scope of Topic 606)	676	2,599	1,295	4,803
Total Non-Interest Income	$2,565	$3,775	$5,277	$6,832

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. The Company did not have any significant contract balances at June 30, 2020 or December 31, 2019.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not capitalized any contract acquisition costs for the three and six months ending June 30, 2020 or 2019.

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

The Company did not incur any expenses related to the acquisition for the three months and six months ended June 30, 2020. The Company incurred $1.2 million and $1.7 million of expenses related to the acquisition during the three and six months ended June 30, 2019, respectively.

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

Chandler Bancorp Inc.

On November 5, 2019, the Company completed its acquisition of Chandler Bancorp Inc. and its subsidiary, Citizens State Bank. This transaction resulted in adding seven additional branches in the Northeast Texas region. The Company issued 2,100,000 shares of its common stock as well as a net cash payment to Citizens shareholders of $17.9 million, for total consideration of $62.5 million for all outstanding stock of Citizens.

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

The Company incurred expenses related to the Citizens acquisition of approximately $69 thousand and $1.2 million for the three and six months ended June 30, 2020, respectively, which are included in noninterest expense in the consolidated statements of income.  The Company did not incur any expenses related to the acquisition for the three or six months ended June 30, 2019.

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

As of June 30, 2020, management is still evaluating the fair values of other assets and other liabilities shown in the table above.  There were no measurement period adjustments recorded during the three months ended June 30, 2020.  Measurement period adjustments recorded during the six months ended June 30, 2020 include a $1.7 million adjustment to the loan discount, $262 thousand adjustment to premises and equipment, $296 thousand adjustment to other assets, and $217 thousand adjustment to other liabilities.

Revenues and earnings of Citizens for the three months ended June 30, 2020 were $3.5 million and $2.6 million, respectively. Revenues and earnings of Citizens for the six months ended June 30, 2020 were $7.4 million and $4.8 million, respectively.

Simmons Branch Acquisition

On February 28, 2020, the Company completed its acquisition of certain assets and assumption of certain liabilities associated with five branch offices of Simmons Bank (the “Simmons acquisition”).  The offices are located in Austin, San Antonio and Tilden, Texas. The Company paid total cash for the purchase of $131.6 million.

The Company has recognized total goodwill of $11.5 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. Goodwill recognized is expected to be deductible for income tax purposes and will be amortized over 15 years.

The Company did not incur any expenses related to the Simmons branch acquisition for the three months ended June 30, 2020. The Company incurred expenses of approximately $441 thousand for the six months ended June 30, 2020 which are included in noninterest expense in the consolidated statements of income.  The Company did not incur any expenses related to the acquisition for the three or six months ended June 30, 2019.

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

Estimated fair values of the assets acquired and liabilities assumed in the Simmons acquisition as of the closing date are as follows:

Assets of acquired bank (Dollars in thousands):
Cash and cash equivalents	$418
Loans held for investment	255,455
Premises and equipment	2,195
Goodwill	11,456
Core deposit intangible	10
Other assets	1,756
Total assets acquired	$271,290
Liabilities of acquired bank:
Deposits	$139,672
Other liabilities	47
Total liabilities assumed	$139,719
Cash paid	$131,571

As of June 30, 2020, management has completed evaluating the fair values of all assets acquired and liabilities assumed in the Simmons branch acquisition.  Measurement period adjustments recorded during the six months ended June 30, 2020 include a $1.0 million adjustment to other assets.

Revenues and earnings of the Simmons branches since the acquisition date have not been disclosed as these branches were merged into the Company during 2020.

NOTE 4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized	Unrealized		Fair
June 30, 2020	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$57,523	$180	$1	$57,702
State and municipal obligations	7,222	185	—	7,407
Residential mortgage-backed securities	24,532	1,237	—	25,769
Total available for sale	$89,277	$1,602	$1	$90,878

	Amortized	Unrealized		Fair
December 31, 2019	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$60,315	$71	$15	$60,371
State and municipal obligations	7,861	120	—	7,981
Residential mortgage-backed securities	27,922	664	1	28,585
Total available for sale	$96,098	$855	$16	$96,937

Taxable interest and dividends on investment securities were $419 thousand and $1.1 million for the three months ended June 30, 2020 and 2019, respectively. Tax-exempt interest and dividends on investment securities were $38 thousand and $163 thousand for the three months ended June 30, 2020 and 2019, respectively.

Taxable interest and dividends on investment securities were $884 thousand and $2.2 million for the six months ended June 30, 2020 and 2019, respectively.  Tax-exempt interest and dividends on investment securities were $77 thousand and $271 thousand for the six months ended June 30, 2020 and 2019, respectively.

There were $62.8 million and $90.6 million of securities pledged to collateralize public funds at June 30, 2020 and December 31, 2019, respectively.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows for the period presented:

	Amortized	Fair
June 30, 2020	Cost	Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$59,458	$59,654
Due after one year through five years	5,097	5,230
Due after five years through ten years	76	87
Due after ten years	114	138
Residential mortgage-backed securities	24,532	25,769
Total available for sale	$89,277	$90,878

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
June 30, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$33,995	$1	$—	$—	$33,995	$1
State and municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	—	—	—	—
Total available for sale	$33,995	$1	$—	$—	$33,995	$1

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$30,762	$15	$—	$—	$30,762	$15
State and municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	481	1	481	1
Total available for sale	$30,762	$15	$481	$1	$31,243	$16

At June 30, 2020, the Company’s securities portfolio consisted of 91 securities, five of which were in an unrealized loss position. None of the five securities in an unrealized loss position at June 30, 2020 were in an unrealized loss position for more than 12 months. The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.

The Company monitors its investment securities for other-than-temporary-impairment (“OTTI”). Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at June 30, 2020. The following describes the basis under which the Company has evaluated OTTI:

U.S. Treasury Securities, and Residential Mortgage-Backed Securities (“MBS”):

The unrealized losses associated with U.S. Treasury securities, U.S. Government agencies and residential MBS are primarily driven by changes in interest rates. These securities have either an explicit or implicit U.S. government guarantee.

          There were no securities sold for the three or six months ended June 30, 2020.  Sales proceeds from the sale of available for sale securities for the three and six months ended June 30, 2019 were $34.7 million and $79.9 million, respectively, which resulted in gross realized gains of $1.1 million and $2.1 million, respectively.

NOTE 5. LOANS, NET

Loans, net consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Acquired Loans (1)	Organic Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial loans (2)	$83,678	$633,602	$717,280
Real estate:
1-4 single family residential loans	118,925	253,520	372,445
Construction, land and development	155,131	234,937	390,068
Commercial real estate loans (including multifamily)	372,760	470,488	843,248
Consumer loans and leases	9,625	9,534	19,159
Municipal and other loans	15,832	69,260	85,092
Total loans held in portfolio (3)	$755,951	$1,671,341	$2,427,292
Allowance for loan losses	—	(9,905)	(9,905)
Loans held in portfolio, net	$755,951	$1,661,436	$2,417,387

	December 31, 2019
	Acquired Loans (1)	Organic Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial loans (2)	$46,842	$236,107	$282,949
Real estate:
1-4 single family residential loans	118,669	257,074	375,743
Construction, land and development	58,054	201,330	259,384
Commercial real estate loans (including multifamily)	332,476	421,336	753,812
Consumer loans and leases	11,351	11,418	22,769
Municipal and other loans	13,709	58,816	72,525
Total loans held in portfolio (3)	$581,101	$1,186,081	$1,767,182
Allowance for loan losses	—	(6,737)	(6,737)
Loans held in portfolio, net	$581,101	$1,179,344	$1,760,445

(1)

Acquired loans in 2020 include loans acquired in the Comanche, Beeville, Citizens, and Simmons acquisitions.  Acquired loans in 2019 include loans acquired in the Comanche, Beeville, and Citizens acquisitions.  All loans originated after acquisition close date are included in organic loans.

(2)	Organic loans balance includes $75.1 million and $74.2 million of the unguaranteed portion of U.S. Small Business Administration (“SBA”) loans as of June 30, 2020 and December 31, 2019, respectively.
(3)	Organic loans balance includes $(13.1) million and $(4.2) million of deferred fees, cost, premium and discount as of June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020 and December 31, 2019, the Company had pledged loans as collateral for Federal Home Loan Bank (“FHLB”) advances of $794.6 million and $668.5 million, respectively. Additionally, at June 30, 2020, the Company had pledged loans as collateral associated with the Paycheck Protection Program Liquidity Facility (“PPPLF”) of $94.8 million.  There were no loans pledged under the PPPLF at December 31, 2019.  There were no recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2020 and December 31, 2019.

The Company originates and sells loans secured by the SBA. The Company retains the unguaranteed portion of the loan and servicing on the loans sold and receives a fee based upon the principal balance outstanding. During the three months ended June 30, 2020 and 2019, the Company sold approximately $4.5 million and $16.4 million, respectively, in SBA loans to third parties. The loan sales resulted in realized gains of $326 thousand and $1.4 million for the three months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020 and 2019, the Company sold approximately $10.1 million and $26.5 million, respectively, in SBA loans to third parties. The loan sales resulted in realized gains of $790 thousand and $2.2 million for the six months ended June 30, 2020 and 2019, respectively.

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Total PPP loans at June 30, 2020 were $428 million and are included in Commercial and industrial loans. These loans are fully guaranteed by the SBA, carry a contractual term of two to five years and an interest rate of 1.00%. In conjunction with originating PPP loans, the Company recorded deferred origination costs of $4.9 million and deferred origination fees of $15.3 million.  In conjunction with the PPP, we are also currently participating in the Federal Reserve's PPP Facility which, through September 30, 2020, will extend loans to banks who are loaning money to small businesses under the PPP. The amount outstanding at June 30, 2020, was $94.9 million and is non-recourse and secured by the amount of the PPP loans we originate. The maturity date of a borrowing under the PPP Facility is equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPP Facility are included in long-term liabilities on the consolidated balance sheet and bear interest at a rate of 0.35%.

    Due to the rights retained on certain loan participations sold, the Company is deemed to have retained effective control over these loans under ASC 860, “Transfers and Servicing.” These loans can no longer be reported as sold, and must be reported on the balance sheet as loans held for investment regardless of whether the Company intends to exercise its rights. These loans are reported as loans held for investment with the offsetting liability recorded as long-term borrowings. The amount of secured borrowings included in loans held for investment and long-term borrowings at June 30, 2020 and December 31, 2019 was $13.3 million and $14.7 million, respectively.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of loans serviced for others, including SBA loans, were $198.5 million and $205.0 million at June 30, 2020 and December 31, 2019, respectively.

In the ordinary course of business, the Company makes loans to executive officers and directors. Loans to these related parties, including companies in which they are principal owners, are as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Principal outstanding, beginning of year	$7,447	$93	$6,005	$107
Additions (reductions) of affiliations	—	2,352	—	2,352
New loans made in current year	1,130	—	2,849	—
Repayments	(1,649)	(12)	(1,926)	(26)
Principal outstanding, end of year	$6,928	$2,433	$6,928	$2,433

There were $772 thousand in unfunded commitments to related parties at June 30, 2020. There were $861 thousand in unfunded commitments to related parties at December 31, 2019.

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

As of June 30, 2020, all purchased loans were excluded from the allowance for loan and lease losses calculation.  To determine if the portfolio had experienced greater than anticipated deterioration between the acquisition date and June 30, 2020, the Bank evaluated each of the purchased loan portfolios.  The evaluation consisted of analysing the purchased loan portfolio utilizing the current allowance for loan and lease losses model. The model did not indicate the need for an additional allowance on any of the portfolios.

At June 30, 2020, purchased credit impaired loans related to the Comanche acquisition remain insignificant, and the Bank did not identify any purchased credit impaired loans related to the Beeville or Simmons acquisitions. Remaining recorded investment in purchased credit impaired loans related to the Citizens acquisition was $580 thousand at June 30, 2020 and the Company believes that all contractual principal and interest will be received.  Purchased credit impaired loans related to the Citizens acquisition are not included in the impaired loans disclosure within this Note.

At June 30, 2020 no provision for loan losses has been recorded for Paycheck Protection Loans.  These loans are fully guaranteed by the U.S. Federal Government and therefore carry a zero percent reserve.  PPP loans also carry a put-back provision in the event that a loan is fraudulently originated and the Bank is at fault.  Management does not deem a put-back reserve necessary at this time.

The following tables present information related to allowance for loan and lease losses for the periods presented:

	Allowance Rollforward
Three Months Ended June 30, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,484	$(455)	$5	$2,279	$6,313
Real estate:
1-4 single family residential loans	35	—	—	72	107
Construction, land and development loans	1,293	—	—	(35)	1,258
Commercial real estate loans (including multifamily)	1,749	—	—	414	2,163
Consumer loans and leases	51	(107)	2	103	49
Municipal and other loans	8	—	2	5	15
Ending allowance balance	$7,620	$(562)	$9	$2,838	$9,905

	Allowance Rollforward
Three Months Ended June 30, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,661	$(643)	$31	$168	$4,217
Real estate:
1-4 single family residential loans	34	—	—	(2)	32
Construction, land and development loans	749	—	—	45	794
Commercial real estate loans (including multifamily)	1,057	—	—	134	1,191
Consumer loans and leases	57	(16)	3	(9)	35
Municipal and other loans	11	—	1	(4)	8
Ending allowance balance	$6,569	$(659)	$35	$332	$6,277

	Allowance Rollforward
Six Months Ended June 30, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,078	$(709)	$9	$2,935	$6,313
Real estate:
1-4 single family residential loans	31	—	—	76	107
Construction, land and development loans	1,055	—	—	203	1,258
Commercial real estate loans (including multifamily)	1,451	—	—	712	2,163
Consumer loans and leases	68	(159)	14	126	49
Municipal and other loans	54	—	4	(43)	15
Ending allowance balance	$6,737	$(868)	$27	$4,009	$9,905

	Allowance Rollforward
Six Months Ended June 30, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,453	$(1,221)	$59	$926	$4,217
Real estate:
1-4 single family residential loans	59	—	—	(27)	32
Construction, land and development loans	731	—	—	63	794
Commercial real estate loans (including multifamily)	960	—	—	231	1,191
Consumer loans and leases	80	(34)	5	(16)	35
Municipal and other loans	3	—	1	4	8
Ending allowance balance	$6,286	$(1,255)	$65	$1,181	$6,277

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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment for the periods presented:

	Accruing
June 30, 2020	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$713,359	$264	$-	$192	$3,465	$717,280
Real estate:
1-4 single family residential loans	370,187	810	48	—	1,400	372,445
Construction, land and development	389,852	—	—	—	216	390,068
Commercial real estate loans (including multifamily)	840,656	332	—	—	2,260	843,248
Consumer loans and leases	19,073	59	16	—	11	19,159
Municipal and other loans	85,080	—	12	—	—	85,092
Total loans	$2,418,207	$1,465	$76	$192	$7,352	$2,427,292

	Accruing
December 31, 2019	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$278,922	$760	$688	$-	$2,579	$282,949
Real estate:
1-4 single family residential loans	372,828	1,018	—	—	1,897	375,743
Construction, land and development	258,497	671	—	—	216	259,384
Commercial real estate loans (including multifamily)	750,432	1,283	404	—	1,693	753,812
Consumer loans and leases	22,663	27	3	2	74	22,769
Municipal and other loans	72,525	—	—	—	—	72,525
Total loans	$1,755,867	$3,759	$1,095	$2	$6,459	$1,767,182

There was one loan 90 days or more past due and still accruing at June 30, 2020 with a recorded investment of $192 thousand. There was one loan 90 days or more past due and still accruing at December 31, 2019 with a recorded investment of $2 thousand.  All loans with active deferral periods related to COVID-19 are excluded from nonaccrual and days past due reporting.

At June 30, 2020, non-accrual loans that were 30 to 59 days past due were $618 thousand, non-accrual loans that were 60 to 89 days past due were $53 thousand, and non-accrual loans that were 90 days or more past due were $3.4 million. At December 31, 2019, non-accrual loans that were 30 to 59 days past due were $308 thousand, non-accrual loans that were 60 to 89 days past due were $1.2 million, and non-accrual loans that were 90 days or more past due were $2.6 million.

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

The following tables summarize the Company’s loans by key indicators of credit quality for the periods presented:

June 30, 2020	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$698,525	$2,311	$16,443	$1
Real estate:
1-4 single family residential loans	368,765	646	3,034	—
Construction, land and development	385,121	4,731	216	—
Commercial real estate loans (including multifamily)	826,470	4,956	11,822	—
Consumer loans and leases	19,116	16	27	—
Municipal and other loans	81,983	3,082	27	—
Total loans	$2,379,980	$15,742	$31,569	$1

December 31, 2019	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$266,688	$1,905	$14,355	$1
Real estate:
1-4 single family residential loans	372,190	893	2,660	—
Construction, land and development	258,864	304	216	—
Commercial real estate loans (including multifamily)	734,757	5,312	13,743	—
Consumer loans and leases	22,632	—	137	—
Municipal and other loans	72,134	—	391	—
Total loans	$1,727,265	$8,414	$31,502	$1

Internal risk ratings and other credit metrics are key factors in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan and lease losses.

The following tables show the Company’s investment in loans disaggregated based on the method of evaluating impairment for the periods presented:

	Loans - Recorded Investment		Allowance for Credit Loss
June 30, 2020	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$3,519	$713,761	$2,514	$3,799
Real estate:
1-4 single family residential loans	1,540	370,905	71	36
Construction, land and development	216	389,852	—	1,258
Commercial real estate loans (including multifamily)	2,260	840,988	—	2,163
Consumer loans and leases	11	19,148	—	49
Municipal and other loans	—	85,092	—	15
Total loans	$7,546	$2,419,746	$2,585	$7,320

	Loans - Recorded Investment		Allowance for Credit Loss
December 31, 2019	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$2,508	$280,441	$1,422	$2,657
Real estate:
1-4 single family residential loans	1,988	373,755	3	28
Construction, land and development	216	259,168	—	1,055
Commercial real estate loans (including multifamily)	1,571	752,241	—	1,451
Consumer loans and leases	24	22,745	19	48
Municipal and other loans	—	72,525	—	54
Total loans	$6,307	$1,760,875	$1,444	$5,293

The following tables set forth certain information regarding the Company’s impaired loans that were evaluated for specific reserves for the periods presented:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
June 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,215	$3,220	$2,514	$304	$215
Real estate:
1-4 single family residential loans	316	315	71	1,224	1,156
Construction, land and development	—	—	—	216	214
Commercial real estate loans (including multifamily)	—	—	—	2,260	275
Consumer loans and leases	—	—	—	11	—
Municipal and other loans	—	—	—	—	—
Total loans	$3,531	$3,535	$2,585	$4,015	$1,860

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,150	$2,168	$1,422	$358	$360
Real estate:
1-4 single family residential loans	12	12	3	1,976	1,965
Construction, land and development	—	—	—	216	214
Commercial real estate loans (including multifamily)	—	—	—	1,571	1,571
Consumer loans and leases	24	24	19	—	—
Municipal and other loans	—	—	—	—	—
Total loans	$2,186	$2,204	$1,444	$4,121	$4,110

	Three Months Ended June 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial loans	$3,590	$—	$3,691	$—
Real estate:
1-4 single family residential loans	1,547	—	1,282	—
Construction, land and development	216	—	220	—
Commercial real estate loans (including multifamily)	2,232	—	243	—
Consumer loans and leases	11	—	16	—
Municipal and other loans	—	—	—	—
Total loans	$7,596	$—	$5,452	$—

Troubled Debt Restructurings:

The following table provides a summary of troubled debt restructurings (“TDRs”) based upon delinquency status, all of which are considered impaired, for the periods presented:

	June 30, 2020		December 31, 2019
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial loans	2	$55	2	$58
Real estate:
1-4 single family residential loans	3	140	3	151
Construction, land and development	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—
Consumer loans and leases	—	—	—	—
Municipal and other loans	—	—	—	—
Total performing TDRs	5	195	5	209
Nonperforming TDRs	13	543	5	198
Total TDRs	18	$738	10	$407
Allowance attributable to TDRs		$422		$113

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

The CARES Act includes a provision for the Company to opt out of applying the TDR accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019.  As of June 30, 2020, 1,216 qualified loans had been granted 90 day deferrals or interest only payment periods of 90 days with an unpaid principal balance of $520.6 million.

Three Months Ended June 30,
	2020				2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in thousands)
Commercial and industrial loans	1	$276	$276	$276	4	$145	$139	$113
Real estate:
1-4 single family residential loans	—	—	—	—	—	—	—	—
Construction, land and development	—	—	—	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—
Municipal and other loans	—	—	—	—	—	—	—	—

There have been no defaults of troubled debt restructurings that took place within the three or six months ended June 30, 2020 and 2019.

NOTE 7. GOODWILL AND INTANGIBLES

Goodwill and other intangible assets are presented in the table below. As of June 30, 2020, we evaluated recent events to determine if a triggering event has occurred.  Management determined that the economic disruption and uncertainty surrounding the COVID-19 pandemic does constitute a triggering event and a Step 1 Goodwill analysis was deemed necessary.  The Step 1 analysis performed included utilizing the discounted cash flow and market approaches and based on our evaluation, we concluded that our goodwill was not more than likely impaired as of that date.

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
	(Dollars in thousands)
Beginning goodwill	$68,503	$18,253
Arising from business combination	11,456	50,250
Measurement Period Adjustments	(1,993)
Ending goodwill	$77,966	$68,503

Core deposit intangible	19,712	19,712
Arising from business combination	10	—
Less: Accumulated amortization	(10,105)	(8,240)
Core deposit intangible, net	$9,617	$11,472

Amortization expense for core deposit intangibles for the three months ended June 30, 2020 and 2019 totaled $919 thousand and $1.0 million, respectively. Amortization expense for core deposit intangibles for the six months ended June 30, 2020 and 2019 totaled $1.9 million and $1.6 million, respectively.

The estimated amount of amortization expense for core deposit intangibles to be recognized over the next five fiscal years is as follows:

Type of intangibles	Remainder of 2020	2021	2022	2023	2024	2025
	(Dollars in thousands)
Core deposit intangible	$1,799	$3,028	$2,212	$1,499	$744	$200

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

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of SBA loans serviced for others were $198.5 million and $205.0 million at June, 2020 and December 31, 2019, respectively. SBA loan servicing fees were $256 thousand and $40 thousand for the three months ended June 30, 2020 and 2019, respectively. SBA loan servicing fees were $266 thousand and $304 thousand for the six months ended June 30, 2020 and 2019, respectively.

The risks inherent in the SBA servicing asset relate primarily to changes in prepayments that result from shifts in interest rates.  The following summarizes the activity pertaining to SBA servicing rights, which are in the consolidated balance sheets, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Beginning balance	$3,055	$3,747	$3,355	$3,965
Origination of servicing assets	84	322	189	520
Change in fair value:
Due to run-off	(135)	(239)	(275)	(404)
Due to market changes	111	(260)	(154)	(511)
Ending balance	$3,115	$3,570	$3,115	$3,570

NOTE 9. DEPOSITS

The following table sets forth the Company’s deposits by category for the periods presented:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Noninterest-bearing demand deposits	$745,646	$444,822
Interest-bearing demand deposits	360,282	370,467
Interest-bearing NOW accounts	31,132	28,204
Savings and money market accounts	555,555	404,886
Time deposits	722,376	679,747
Total deposits	$2,414,991	$1,928,126
Time deposits $100,000 and greater	$585,709	$333,464
Time deposits $250,000 and greater	220,855	204,389
Related party deposits (executive officers and directors)	31,284	23,150

The aggregate amount of overdraft demand deposits reclassified to loans was $97 thousand and $129 thousand at June 30, 2020 and December 31, 2019, respectively. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totaled $545.3 million, $137.7 million, $26.4 million, $6.3 million and $6.4 million, respectively. The Company held brokered certificates of deposit of $11.9 million and $6.0 million at June 30, 2020 and December 31, 2019, respectively.

NOTE 10. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Spirit of Texas Bancshares, Inc. 2008 Stock Plan (the “2008 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2008 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2020	898,572	$-
Granted	—
Exercised	(34,500)	$12.18	$-
Forfeited	(1,300)	$16.00
Expired	—	—
Outstanding at June 30, 2020	862,772	$13.43	$-	3.94
Vested and exercisable at June 30, 2020	810,072	$13.38	$-	3.80

The total unrecognized compensation cost of $120 thousand related to the 2008 Stock Plan for the share awards outstanding at June 30, 2020 will be recognized over a weighted average remaining period of 0.96 years.

Spirit of Texas Bancshares, Inc. 2017 Stock Plan (the “2017 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2017 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2020	199,447	$17.53
Granted	—	—	—
Exercised	—	—	—
Forfeited	(1,733)	15
Expired	—	—
Outstanding at June 30, 2020	197,714	$17.55	$-	7.21
Vested and exercisable at June 30, 2020	97,828	$16.89	$-	7.07

The total unrecognized compensation cost of $398 thousand related to the 2017 Stock Plan for the share awards outstanding at June 30, 2020 will be recognized over a weighted average remaining period of 2.54 years.

2017 Stock Plan – Restricted Stock Unit Awards

On three different dates during the six-month period ended June 30, 2020, the Company granted a total of 78,997 restricted stock units to employees and directors that vest in full (i.e. cliff vesting) on the five year anniversary of the grant date. The fair value of the restricted stock units on the grant date was $826 thousand and will be recognized as compensation expense over the requisite vesting period ending on the respective five year anniversary of the restricted stock unit award’s grant date.

The following table presents the activity during the period related to restricted stock units from the 2017 Stock Plan:

	2017 Stock Plan
	Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	59,280	$22.11
Granted	78,997	$10.45
Vested	(8,715)	22.12
Forfeited	(2,500)	21.20
Outstanding at June 30, 2020	127,062	$14.88

A summary of selected data related to stock-based compensation expense for the three months ended March 31, 2020 and 2019 are as follows:

	Restricted Stock Unit Awards
	June 30,
	2020	2019
	(Dollars in thousands)
Stock-based compensation expense	$473	$—
Unrecognized compensation expense related to stock-based compensation	$1,611	$—
Weighted-average life over which expense is expected to be recognized (years)	4.46	—

Warrants

There was no activity during the three or six months ended June 30, 2020 on the Bank4Texas Warrants.

There was no activity during the three or six months ended June 30, 2020 on the Oasis Warrants.
NOTE 11. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Net income available to common stockholders	$7,694	$5,827	$11,768	$9,637
Weighted average number of common shares - basic	17,581,959	13,765,929	17,883,034	12,963,700
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	30,960	470,315	116,172	469,060
Weighted average number of common shares - diluted	17,612,919	14,236,244	17,999,206	13,432,760
Basic earnings per common share	$0.44	$0.42	$0.66	$0.74
Diluted earnings per common share	$0.44	$0.41	$0.65	$0.72
Anti-dilutive warrants and stock options	—	9,350	—	1,850

NOTE 12. INCOME TAXES

The effective tax rates for the three months ended June 30, 2020 and 2019 were 20.5% and 20.9%, respectively.  The effective tax rates for the six months ended June 30, 2020 and 2019 were 16.3% and 19.7%, respectively.  The effective tax rate for the six months ended June 30, 2020 was favorably impacted by a discrete income tax benefit driven by the Company’s decision to carry back certain net operating losses as allowed by the CARES Act, which was enacted on March 27, 2020. The Company does not anticipate any additional significant impact from other provisions of the CARES Act.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of and for both periods ending June 30, 2020 and December 31, 2019, the Company’s reserve for unfunded commitments totaled $362 thousand and $98 thousand, respectively.

Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.

Financial Instruments Commitments

Unfunded commitments are as follows for the periods presented:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Unfunded loan commitments	$275,080	$243,568
Commercial and standby letters of credit	1,887	1,232
Total	$276,967	$244,800

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

The following tables present the assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Treasury securities	$57,702	$—	$—	$57,702
State and municipal obligations	—	7,407	—	7,407
Residential mortgage-backed securities	—	25,769	—	25,769
SBA servicing rights	—	—	3,115	3,115
Total	$57,702	$33,176	$3,115	$93,993

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Treasury securities	$60,371	$-	$—	$60,371
State and municipal obligations	—	7,981	—	7,981
Residential mortgage-backed securities	—	28,585	—	28,585
SBA servicing rights	—	—	3,355	3,355
Total	$60,371	$36,566	$3,355	$100,292

There were no transfers of financial assets between levels of the fair value hierarchy during the three or six months ended June 30, 2020.

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

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	Estimated Fair Value
	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Assets (classified in Level 3):
Impaired loans	$4,374	$3,990
Other real estate and repossessed assets	3,743	3,653

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

The following tables show significant unobservable inputs used in the recurring and non-recurring fair value measurements of Level 3 assets:

Level 3 Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range/Weighted Average
June 30, 2020
Non-recurring:
Impaired loans	$4,374	Third party appraisals	Collateral discounts	0.0% - 100.0% (44.7%)
Other real estate owned	3,743	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	3,115	Discounted cash flows	Conditional prepayment rate	11.8%
			Discount rate	10.0%
December 31, 2019
Non-recurring:
Impaired loans	$3,990	Third party appraisals	Collateral discounts	0.0% - 100.0% (19.2%)
Other real estate owned	3,653	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	3,355	Discounted cash flows	Conditional prepayment rate	11.8%
			Discount rate	11.5%

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows for the periods presented:

June 30, 2020	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$235,344	$235,344	$235,344	$—	$—
Time deposits in other banks	—	—	—	—	—
Available for sale securities	90,878	90,878	57,702	33,176	—
FHLB and other bank stock	5,696	5,696	—	5,696	—
Loans, net	2,417,387	2,391,732	—	—	2,391,732
Loans held for sale	7,718	8,191	—	8,191	—
Accrued interest receivable	12,188	12,188	—	12,188	—
Bank-owned life insurance	15,787	15,787	—	15,787	—
SBA servicing rights	3,115	3,115	—	—	3,115

Financial Liabilities:
Deposits	$2,414,991	$2,389,569	$—	$2,389,569	$—
Accrued interest payable	1,025	1,025	—	1,025	—
Short-term borrowings	10,000	9,600	—	10,000	—
Long-term borrowings	183,076	175,753	—	175,753	—

December 31, 2019	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$325,957	$325,957	$325,957	$—	$—
Time deposits in other banks	490	490
Available for sale securities	96,937	96,937	—	96,937	—
FHLB and other bank stock	8,310	8,310	—	8,310	—
Loans, net	1,760,445	1,758,511	—	—	1,758,511
Loans held for sale	3,989	4,307	—	4,307	—
Accrued interest receivable	6,507	6,507	—	6,507	—
Bank-owned life insurance	15,610	15,610	—	15,610	—
SBA servicing rights	3,355	3,355	—	—	3,355

Financial Liabilities:
Deposits	$1,928,126	$1,855,491	$—	$1,855,491	$—
Accrued interest payable	1,219	1,219	—	1,219	—
Short-term borrowings	—	—	—	—	—
Long-term borrowings	105,140	102,488	—	102,488	—

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at June 30, 2020 and December 31, 2019, include cash and cash equivalents, time deposits in other banks and accrued interest receivable and payable.

NOTE 15. SUBSEQUENT EVENTS

On July 24, 2020 the Company issued $37 million aggregate principal amount of 6.00% fixed-to-floating rate subordinated notes due 2030 (“Notes”) to certain institutional accredited investors and qualified institutional buyers in a private placement. Spirit intends to use the net proceeds from this transaction for general business purposes, payment of existing indebtedness and potential future strategic opportunities.  The Notes will initially bear interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the then-current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York (provided, that in the event the benchmark rate is less than zero, the benchmark rate will be deemed to be zero) plus 592 basis points, payable quarterly, in arrears. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after July 31, 2025, and to redeem the Notes at any time in whole, but not in part, upon certain other specified events.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the three months and six months ended June 30, 2020 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our Annual Report on Form 10-K for the year ended December 31, 2019. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “Company,” “we,” “our,” and “us” refer to Spirit of Texas Bancshares, Inc., a Texas corporation, and our wholly-owned banking subsidiary, Spirit of Texas Bank SSB, a Texas state savings bank. References in this Form 10-Q to “Bank” refer to Spirit of Texas Bank, SSB. References in this Form 10-Q to “Houston metropolitan area,” “Dallas/Fort Worth metropolitan area,” “Bryan/College Station metropolitan area,” “San Antonio-New Braunfels metropolitan area,” “Corpus Christi metropolitan area” “Tyler metropolitan area” and the “Austin metropolitan area” refer to the Houston-The Woodlands-Sugar Land Metropolitan Statistical Area, the Dallas-Fort Worth- Arlington Metropolitan Statistical Area, the College Station-Bryan Metropolitan Statistical Area, the San Antonio-New Braunfels Statistical Area, the Corpus Christ Statistical Area, the Tyler Statistical Area and the Austin Metropolitan Statistical Area, respectively. Unless otherwise indicated, the reported results are for the three and six months ended June 30, 2020 with the “same period,” the “comparable period,” and “prior period” being the respective three and six months ended June, 30 2019.

Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We also may make forward-looking statements in our other documents filed with or furnished to the Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to investors, analysts, representatives of the media and others. These statements are often, but not always, preceded by, followed by or otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

Other factors not identified above, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter Form 10-Q”) may also cause our results to differ materially from the anticipated or estimated results described in our forward-looking statements. The foregoing factors should not be construed as exhaustive, and you should consider these factors in connection with considering any forward-looking statements that may be made by us. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statements speaks only as of the date on which it is made, and we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

Ongoing COVID-19 Pandemic

Our business has been, and continues to be, impacted by the recent and ongoing outbreak of COVID-19. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Efforts to limit the spread of COVID-19 led to shelter-in-place orders, the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. Although many of these restrictions have been lifted and society has begun to re-open, the pandemic is ongoing and additional uncertainties exist which may impact our customers, employees and vendors; the financial services and banking industry; and the economy as a whole. These uncertainties include, the extent and severity of the spread of COVID-19, the length outbreak, and future actions taken by governmental authorities to contain the outbreak or to mitigate its impact. COVID-19 has negatively affected, and is expected to continue to negatively affect, our business, financial position and operating results. In light of the uncertainties and continuing developments discussed herein, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time, but it has been and is expected to continue to be material.

In the State of Texas, many jurisdictions have declared health emergencies. The resulting closures of non-essential businesses and related economic disruption impacted and continues to impact our operations, as well as the operations of our customers. Financial services have been identified as a Critical Infrastructure Sector by the Department of Homeland Security. Accordingly, our business remains open. In order to facilitate the continued delivery of essential services while prioritizing the safety of our customers and employees, we have taken the following measures:

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

For our customers, we have established a variety of temporary relief programs which include [loan payment deferrals, late fee and overdraft waivers and the suspension of foreclosure and repossessions.] We continue to work with our customers to originate and renew business loans as well as originate loans made available through the Small Business Administration Paycheck Protection Program, a lending program established as part of the relief to American consumers and businesses in the CARES Act, as further described below.

Notwithstanding the foregoing actions, the COVID-19 outbreak could still greatly affect our routine and essential operations. We are currently unable to fully assess or predict the extent of the effects of COVID-19 on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.  Please refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q.

Federal Reserve Board Actions

Recent actions taken by the federal government and the Federal Reserve and other bank regulatory agencies to mitigate the economic effects of COVID-19 will also have an impact on our financial position and results of operations. Certain of these actions are further discussed below.

In an emergency measure aimed at blunting the economic impact of COVID-19, the Federal Reserve lowered the target for the federal funds rate to a range of between zero to 0.25% on March 15, 2020. This action by the Federal Reserve followed a prior reduction of the targeted federal funds rates to a range of 1.0% to 1.25% on March 3, 2020. Our earnings and cash flows are largely dependent upon our net interest income. As our balance sheet is more asset sensitive, our earnings are more adversely affected by decreases in market interest rates as the interest rates received on loans and other investments fall more quickly and to a larger degree than the interest rates paid on deposits and other borrowings. The decline in interest rates has already led to new all-time low yields across the U.S. Treasury maturity curve. If the Federal Reserve decreases the targeted federal funds rates even further in response to the economic effects of COVID-19, overall interest rates will decline further, which will negatively impact our net interest income and further compress our net interest margin. Alternatively, if the COVID-19 outbreak abates and general economic conditions improve, the Federal Reserve may determine to increase the targeted federal funds rates and overall interest rates will likely rise, which may positively impact our net interest income, but may negatively impact commercial lending activity and the U.S. economy.

The Paycheck Protection Program (“PPP”) was established by the CARES Act and implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. The PPP is a federally-guaranteed, low-interest rate loan program that is designed to provide a direct incentive for small businesses to keep workers on the payroll. Businesses may use PPP loan funds to pay up to eight weeks of payroll costs as well as to cover other eligible business expenses. PPP loans may be partially or fully forgiven by the SBA if the funds are used for eligible expenses during the relevant forgiveness period and the borrower meets the employee retention criteria. Any PPP loans that are not fully forgiven will carry an interest rate of 1% with a maturity of either two or five years. PPP loans that the SBA approved on or after June 5, 2020 will have a maturity date of five years. Payments for PPP loans are deferred until the SBA issues a forgiveness decision or ten months after the end of the forgiveness period if the borrower fails to apply for forgiveness.  All PPP loans are fully guaranteed by the SBA and are included in total loans outstanding.  The results of our participation in the PPP are discussed below.

The Federal Reserve has created various additional lending facilities and expanded existing facilities to help provide up to $2.6 trillion in financing in response to the financial disruptions caused by COVID-19. The programs include, among other things, (i) the Paycheck Protection Program Lending Facility (the “PPP Facility”), which is intended to extend loans to banks making PPP loans, (ii) the Municipal Liquidity Facility, which is intended to facilitate the purchase of eligible notes from states, and certain counties and cities around the country, and (iii) the Main Street Lending Program, which is intended to facilitate credit flows to businesses affected by the COVID-19 pandemic with up to 10,000 employees or up to $2.5 billion in 2019 annual revenues.  In addition to the PPP Facility, we may participate in some or all of these facilities or programs, including as a lender, agent or intermediary on behalf of customers or in an advisory capacity in the future.

Overview

We are a Texas corporation and a registered bank holding company located in the Houston metropolitan area with headquarters in Conroe, Texas. We offer a broad range of commercial and retail banking services through our wholly-owned bank subsidiary, Spirit of Texas Bank, SSB. We operate through 39 full-service branches and two loan productions offices located primarily in the Houston, Dallas/Fort Worth, San Antonio-New Braunfels, Corpus Christi, Austin, and Tyler metropolitan areas. As of June 30, 2020, we had total assets of $2.96 billion, loans held for investment of $2.43 billion, total deposits of $2.41 billion and total stockholders’ equity of $347.6 million.

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

Performance Highlights

Operating and financial highlights for the three months ended June 30, 2020 include the following:

•

Net income for the second quarter of 2020 increased to $7.7 million. Adjusted net income for the second quarter of 2020 was $7.7 million, which excluded $55 thousand of after-tax, merger-related expenses.

•

Diluted earnings per share were $0.44 for the second quarter of 2020. Adjusted diluted earnings per share were $0.44 for the second quarter of 2020, which excluded $55 thousand of after-tax, merger-related expenses.

•	Net interest margin and tax equivalent net interest margin were 3.95% and 4.00%, respectively.
•	Return on average assets was 1.07%, annualized including merger related expenses.
•	Book value per share was $20.01 and tangible book value per share was $14.97.

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

Analysis of Results of Operations

Net income for the three months ended June 30, 2020 totaled $7.7 million, which generated diluted earnings per common share of $0.44 for the three months ended June 30, 2020. Adjusted net income, which is a non-GAAP measure, for the three months ended June 30, 2020 totaled $7.7 million which excluded $55 thousand of after-tax, merger-related expenses, which generated adjusted diluted earnings per common share of $0.44. Net income for the three months ended June 30, 2019 totaled $5.8 million, which generated diluted earnings per common share of $0.41 for the three months ended June 30, 2019. The increase in net income was driven by an increase in net interest income of $6.3 million that was primarily attributable to organic and acquired growth in the average balance of loans, partially offset by an increase in provision expense in response to the current economic environment and a decline in noninterest income of $1.2 million due primarily to lower loan sales and an increase in noninterest expense of $279 thousand, which was mainly the result of an increase in occupancy expenses of $1.1 million, and an increase in other operating expenses of $619 thousand offset by a decline in salaries and benefits of $819 thousand. Our results of operations for the three months ended June 30, 2020 produced an annualized return on average assets of 1.07% compared to an annualized return on average assets of 1.26% for the three months ended June 30, 2019. We had an annualized return on average stockholders’ equity of 8.93% for the three months ended June 30, 2020, compared to an annualized return on average stockholders’ equity of 10.79% for the three months ended June 30, 2019.

Net income for the six months ended June 30, 2020 totaled $11.8 million, which generated diluted earnings per common share of $0.65 for the six months ended June 30, 2020. Adjusted net income for the six months ended June 30, 2019 totaled $12.5 million which excluded $1.7 million of after-tax merger related expenses and a $575 thousand income tax benefit related to a net operating loss carryback, which generated adjusted diluted earnings per common share of $0.70. Net income for the six months ended June 30, 2019 totaled $9.6 million, which generated diluted earnings per common share of $0.72 for the six months ended June 30, 2019. The increase in net income was driven by an increase in net interest income of $14.7 million that was primarily attributable to increasing loan balances from organic and acquired growth, partially offset by an increase in noninterest expense of $8.2 million, which was mainly the result of an increase of salaries and employee benefits of $3.8 million and provision expense of $2.8 million. Our results of operations for the six months ended June 30, 2020 produced an annualized return on average assets of 0.90% compared to an annualized return on average assets of 1.15% for the six months ended June 30, 2019. We had an annualized return on average stockholders’ equity of 6.83% for the six months ended June 30, 2020, compared to an annualized return on average stockholders’ equity of 8.82% for the six months ended June 30, 2019.

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

	Three Months Ended June 30,
	2020			2019
	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$220,940	$148	0.27%	$120,568	$742	2.47%
Loans, including loans held for sale (2)	2,332,707	29,911	5.14%	1,419,004	22,204	6.28%
Investment securities and other	93,256	495	2.13%	177,227	1,354	3.06%
Total interest-earning assets	2,646,903	30,554	4.63%	1,716,799	24,300	5.68%
Noninterest-earning assets	228,203			143,434
Total assets	$2,875,106			$1,860,233
Interest-bearing liabilities:
Interest-bearing demand deposits	$346,220	$175	0.20%	$295,274	$394	0.54%
Interest-bearing NOW accounts	29,087	18	0.25%	7,619	3	0.16%
Savings and money market accounts	539,533	825	0.61%	267,357	588	0.88%
Time deposits	719,498	2,927	1.63%	634,700	2,953	1.87%
FHLB advances and other borrowings	150,388	558	1.49%	75,856	611	3.23%
Total interest-bearing liabilities	1,784,726	4,503	1.01%	1,280,806	4,549	1.42%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	742,542			359,559
Other liabilities	2,236			3,228
Stockholders' equity	345,602			216,640
Total liabilities and stockholders' equity	$2,875,106			$1,860,233
Net interest rate spread			3.62%			4.26%
Net interest income and margin		$26,051	3.95%		$19,751	4.61%
Net interest income and margin (tax equivalent)(3)		$26,424	4.00%		$19,863	4.64%

	Six Months Ended June 30,
	2020			2019
	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$226,278	$1,001	0.89%	$109,558	$1,377	2.53%
Loans, including loans held for sale (2)	2,092,293	57,321	5.49%	1,261,244	39,322	6.29%
Investment securities and other	94,631	1,045	2.21%	139,862	2,483	3.58%
Total interest-earning assets	2,413,202	59,367	4.93%	1,510,664	43,182	5.76%
Noninterest-earning assets	222,678			177,284
Total assets	$2,635,880			$1,687,948
Interest-bearing liabilities:
Interest-bearing demand deposits	$340,945	$400	0.24%	$232,410	$309	0.27%
Interest-bearing NOW accounts	28,360	44	0.31%	13,400	10	0.15%
Savings and money market accounts	491,491	1,837	0.75%	231,728	1,277	1.11%
Time deposits	702,594	6,171	1.76%	597,865	5,412	1.83%
FHLB advances and other borrowings	118,598	1,065	1.80%	71,503	959	2.70%
Total interest-bearing liabilities	1,681,988	9,517	1.13%	1,146,906	7,967	1.40%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	600,849			318,988
Other liabilities	7,296			1,841
Stockholders' equity	345,747			220,213
Total liabilities and stockholders' equity	$2,635,880			$1,687,948
Net interest rate spread			3.80%			4.36%
Net interest income and margin		$49,850	4.14%		$35,215	4.70%
Net interest income and margin (tax equivalent)(3)		$50,703	4.21%		$35,744	4.73%
(1)	Average balances presented are derived from daily average balances.
(2)	Includes loans on nonaccrual status.

(3)In order to make pretax income and resultant yields on tax-exempt loans comparable to those on taxable loans, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the three months ended June 30, 2020 and 2019, which is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates follows:

	Three Months Ended June 30, 2020 compared to 2019
	Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$2,277	$(2,871)	$(594)
Loans, including loans held for sale (2)	31,201	(23,494)	7,707
Investment securities and other	(523)	(336)	(859)
Total change in interest income	$32,955	$(26,701)	$6,254
Interest-bearing liabilities:
Interest-bearing demand deposits	$367	$(586)	$(219)
Interest-bearing NOW accounts	12	3	15
Savings and money market accounts	1,331	(1,094)	237
Time deposits	1,520	(1,546)	(26)
FHLB advances and other borrowings	1,613	(1,666)	(53)
Total change in interest expenses	4,843	(4,889)	(46)
Total change in net interest income	$28,112	$(21,812)	$6,300

	Six Months Ended June 30, 2019 compared to 2018
	Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$2,003	$(2,379)	$(376)
Loans, including loans held for sale (2)	31,939	(13,940)	17,999
Investment securities and other	(660)	(778)	(1,438)
Total change in interest income	$33,282	$(17,097)	$16,185
Interest-bearing liabilities:
Interest-bearing demand deposits	$208	$(117)	$91
Interest-bearing NOW accounts	19	15	34
Savings and money market accounts	1,924	(1,364)	560
Time deposits	1,319	(560)	759
FHLB advances and other borrowings	927	(821)	106
Total change in interest expenses	4,397	(2,847)	1,550
Total change in net interest income	$28,885	$(14,250)	$14,635
(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.
(2)	Includes loans on nonaccrual status.

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Net interest income was $26.1 million for the three months ended June 30, 2020 compared to $19.8 million for the three months ended June 30, 2019, representing an increase of $6.3 million, or 31.9%. The increase in net interest income was primarily due to an increase in interest income of $6.3 million. Interest income on loans increased by $7.7 million for the three months ended June 30, 2020. The growth in average loans of $914 million, including loans held for sale, for the three months ended June 30, 2020 was the primary driver of the increase in interest income on loans, partially offset by a decrease in the average rate on loans of 114 basis points over the same period.

Interest expense was $4.5 million for the three months ended June 30, 2020 compared to $4.5 million for the three months ended June 30, 2019.  Interest expense was flat for the three months ended June 30, 2020 given that increases in average interest-bearing liabilities of $503.9 million was offset by a decrease in the average yield on interest-bearing liabilities of 41 basis points. The average cost of deposits for the three months ended June 30, 2020 was 0.67%. This represents a decrease of 34 basis points compared to the average cost of deposits of 1.01% for the three months ended June 30, 2019.  The decrease was primarily due to an increase in the mix of noninterest-bearing demand deposits as a result of PPP accounts. For the three months ended June 30, 2020, the average rate paid on time deposits was 1.63%, compared to 1.87% for the three months ended June 30, 2019.

The net interest margin was 3.95% for the three months ended June 30, 2020, compared to 4.61% for the three months ended June, 2019, representing a decrease of 66 basis points. The tax equivalent net interest margin was 4.00% for the three months ended June 30, 2020, compared to 4.64% for the three months ended June 30, 2019, representing a decrease of 64 basis points. The average yield on interest-earning assets decreased by 114 basis points for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, while the average rate paid on interest-bearing liabilities decreased by 41 basis points, resulting in a 64 basis point decrease in the interest rate spread. The decrease in both net interest margin and interest rate spread primarily resulted from the decrease in interest rates by the Federal Open Market Committee during the first quarter of 2020 which led to rate resets on during the second quarter.

We currently expect our net interest income and net interest margin to remain stable throughout the remainder of 2020 as the majority of variable rate loans are currently at their respective floors. Additionally, our participation in the PPP, as further discussed below, is expected to impact net interest income and net interest margin as loans are forgiven and deferred costs and fees are recognized in full through yield.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Net interest income was $49.9 million for the six months ended June 30, 2020, compared to $35.2 million for the six months ended June 30, 2019, representing an increase of $14.6 million, or 41.6%. The increase in net interest income was primarily due to an increase in interest income of $16.2 million partially offset by an increase in interest expense of $1.6 million. Interest income on loans increased by $18.0 million for the six months ended June 30, 2020. The growth in average loans of $831.0 million, including loans held for sale, for the six months ended June 30, 2020 was the primary driver of the increase in interest income on loans, offset by a decrease in the average rate on loans of 80 basis points over the same period.

Interest expense was $9.5 million for the six months ended June 30, 2020, compared to $8.0 million for the six months ended June 30, 2019, representing an increase of $1.5 million. This increase was mainly due to an increase in interest expense on deposits. Interest expense on deposits totaled $8.5 million for the six months ended June 30, 2020 compared to $7.0 million for the six months ended June 30, 2019, representing an increase of $1.4 million, resulting primarily from an increase in the average balance of deposits of $488 million. The average cost of deposits for the six months ended June 30, 2020 was 0.78%. This represents a decrease of 24 basis points compared to the average cost of deposits of 1.02% for the six months ended June 30, 2019. The decrease in cost of deposits was primarily attributable to the decrease in interest rates by the Federal Open Market Committee during 2020. For the six months ended June 30, 2020, the average rate paid on time deposits was 1.76%, compared to 1.83% for the six months ended June 30, 2019.

The net interest margin was 4.14% for the six months ended June 30, 2020 compared to 4.70% for the six months ended June 30, 2019, representing a decrease of 56 basis points. The tax equivalent net interest margin was 4.21% for the six months ended June 30, 2020, compared to 4.73% for the six months ended June 30, 2019, representing a decrease of 52 basis points. The average yield on interest-earning assets decreased by 83 basis points for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, while the average rate paid on interest-bearing liabilities decreased by 27 basis points, resulting in a 56 basis point decrease in the interest rate spread. The decrease in both net interest margin and interest rate spread primarily resulted from the decrease in the yield on interest-earning assets slightly offset by an increase in average loan balance of $831.0 million as well as the decrease in deposit yields.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan and lease losses at a level capable of absorbing inherent losses in the loan portfolio. See the discussion under “—Critical Accounting Policies—Allowance for Loan and Lease Losses.” Our management and board of directors review the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance for loan and lease losses calculation is segregated by call report code and then further segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale by loan officers that are subject to validation by a third party loan review or our internal credit committee. Risk ratings are categorized as pass, watch, special mention, substandard, doubtful and loss, with some general allocation of reserves based on these grades. Impaired loans are reviewed specifically and separately under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 310, “Receivables,” to determine the appropriate reserve allocation. Management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan and lease losses at an appropriate level.

Three months ended June 30, 2020 compared to three months ended June 30, 2019

The provision for loan losses was $2.8 million for the three months ended June 30, 2020 and $332 thousand for the three months ended June 30, 2019. The majority of the provision for the quarter related to increased qualitative reserves due to the current economic environment as discussed under “Recent Developments Related to COVID-19”. The ratio of net charged-off loans to average loans (annualized) was 0.10% for the three months ended June 30, 2020 and 0.18% for the three months ended June 30, 2019. Charge-offs taken in the second quarter of 2020 were primarily on impaired loans which had been provided for in a previous period.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

The provision for loan losses was $4.0 million for the six months ended June 30, 2020 and $1.2 million for the six months ended June 30, 2019. The majority of the provision for the six months ended June 30, 2020 related to increased qualitative reserves due to the current economic environment as discussed under “Recent Developments Related to COVID-19”.The ratio of net charged-off loans to average loans (annualized) was 0.08% for the six months ended June 30, 2020 and 0.19% for the six months ended June 30, 2019. Charge-offs taken in the first half of 2020 were primarily on impaired loans which had been provided for in a previous period.

Our management maintains a proactive approach in managing nonperforming loans, which were $7.5 million, or 0.31% of loans held for investment, at June 30, 2020, and $6.5 million, or 0.37% of loans held for investment, at December 31, 2019. The allowance for loan and lease losses totaled $9.9 million, or 0.41% of loans held for investment, at June 30, 2020, compared to $6.7 million, or 0.38% of loans held for investment, at December 31, 2019. The ratio of allowance for loan and lease losses to nonperforming loans was 131.30% at June 30, 2020, compared to 104.18% at December 31, 2019.

Noninterest Income

Our noninterest income includes the following: (1) service charges and fees; (2) SBA loan servicing fees; (3) mortgage referral fees; (4) swap referral fees; (5) gain on the sales of loans, net; (6) gain (loss) on sales of investment securities; and (7) other.

The following table presents a summary of noninterest income by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change from the Prior Period	2020	2019	Change from the Prior Period
Noninterest income:
Service charges and fees	$1,270	$969	31.1%	$2,581	$1,698	52.0%
SBA loan servicing fees	256	40	540.0%	266	304	-12.5%
Mortgage referral fees	357	198	80.3%	559	308	81.5%
Swap referral fees	262	—	—	842	—	—
Gain on sales of loans, net	326	1,384	-76.4%	790	2,188	-63.9%
Gain on sales of investment securities	—	1,053	0.0%	-	2,134	100.0%
Other noninterest income	94	131	-28.2%	239	200	19.5%
Total noninterest income	$2,565	$3,775	-32.1%	$5,277	$6,832	-22.8%

Three months ended June 30, 2020 compared to three months ended June 30, 2019

For the three months ended June 30, 2020, noninterest income totaled $2.6 million, a $1.2 million, or 32.1%, decrease from $3.8 million for the prior period. This decrease was primarily due to a decrease in gain on sale of loans of $1.1 million.  We currently expect noninterest income to remain at reduced levels due to less loan sales and fewer swap agreements in response to the COVID-19 pandemic.

Service charges and fees were $1.3 million for the three months ended June 30, 2020, compared to $969 thousand for the three months ended June 30, 2019.  The increase in service charges and fees were the result of increase deposit accounts related to the Citizens and Simmons acquisitions.

SBA loan servicing fees were $256 thousand for the three months ended June 30, 2020, compared to $40 thousand for the three months ended June 30, 2019.  The increase in SBA loan servicing fees were primarily driven by positive fair value adjustments to the servicing asset during the quarter.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

For the six months ended June 30, 2020, noninterest income totaled $5.3 million, a $1.6 million, or 22.8%, decrease from $6.8 million for the prior period. This decrease was primarily due to a decrease in the gain on sales of investment securities of $2.1 million, and decrease in the gain on sales of loans of $1.4 million partially offset by an increase in service charges and fees of $883 thousand and swap referral fees of $842 thousand.

There were no gain on sales of investment securities for the six months ended June 30, 2020, compared to gain on sales of investment securities of $2.1 million for the six months ended June 30, 2019.  Gain on sales of loans, net was $790 thousand for the six months ended June 30, 2020, compared to $2.2 million for the six months ended June 30, 2019.

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

The following table presents a summary of noninterest expenses by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change from the Prior Period	2020	2019	Change from the Prior Period
Noninterest expense:
Salaries and employee benefits	$7,946	$8,765	-9.3%	$19,735	$15,889	24.2%
Occupancy and equipment expenses	2,761	1,690	63.4%	5,076	2,952	72.0%
Professional services	716	1,022	-29.9%	1,611	2,063	-21.9%
Data processing and network	849	731	16.1%	1,592	1,216	30.9%
Regulatory assessments and insurance	379	315	20.3%	781	413	89.1%
Amortization of intangibles	919	1,006	-8.6%	1,865	1,609	15.9%
Advertising	119	167	-28.7%	272	264	3.0%
Marketing	38	132	-71.2%	198	271	-26.9%
Telephone expense	483	338	42.9%	890	478	86.2%
Conversion expense	69	453	100.0%	1,546	1,604	100.0%
Other operating expenses	1,825	1,206	51.3%	3,498	2,070	69.0%
Total noninterest expense	$16,104	$15,825	1.8%	$37,064	$28,829	28.6%

Three months ended June 30, 2020 compared to three months ended June 30, 2019

For the three months ended June 30, 2020, noninterest expenses totaled $16.1 million, a $279 thousand, or 1.8%, increase from $15.8 million for the prior period. This increase was primarily due to an increase in occupancy and equipment expenses of $1.1 million and an increase in other operating expenses of $619 thousand.  Salaries and employee benefits were favorably impacted during the quarter by the deferral of approximately $4.9 million of salary cost related to the origination of PPP loans.

Occupancy and equipment expenses increased $1.1 million for the three months ended June 30, 2020 compared to June 30, 2019. This is driven by the additional properties acquired in the Beeville, Citizens, and Simmons acquisitions.

Other operating expenses totaled $1.8 million for the three months ended June 30, 2020 compared to $1.2 million for the three months ended June 30, 2019. This increase is primarily the result of an increase in the reserve for off balance sheet commitments.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

For the six months ended June 30, 2020, noninterest expenses totaled $37.1 million, a $8.2 million, or 28.6%, increase from $28.8 million for the prior period. This increase was primarily due to an increase in salaries and employee benefits of $3.8 million, occupancy and equipment expenses of $2.1 million, and an increase in other operating expenses of $1.4 million.

Salaries and employee benefits expense totaled $19.7 million for the six months ended June 30, 2020, compared to $15.9 million for the six months ended June 30, 2019.  The increase was due to the increase in full time equivalents (“FTE”) resulting from the Citizens and Simmons acquisitions.

Occupancy and equipment expenses totaled $5.1 million for the six months ended June 30, 2020, compared to $3.0 million for the six months ended June 30, 2019. This increase is primarily the result of the increased number of locations resulting from the Citizens and Simmons acquisitions.

Other operating expenses increased $1.4 million for the six months ended June 30, 2020 compared to June 30, 2019. The increase is primarily due to increased payroll processing costs directly related to FTE increases associated with the Beeville, Citizens and Simmons transactions, an increase in the reserve for off-balance sheet commitments, and increased loan processing costs.

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

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Income tax expense was $2.0 million for the three months ended June 30, 2020, an increase of $438 thousand compared to income tax expense of $1.5 million for the three months ended June 30, 2019. Our effective tax rates for the three months ended June 30, 2020 and 2019 were 20.5% and 20.9%, respectively.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Income tax expense was $2.3 million for the six months ended June 30, 2020, a decrease of $86 thousand compared to income tax expense of $2.4 million for the six months ended June 30, 2019. Our effective tax rates for the six months ended June 30, 2020 and 2019 were 16.3% and 19.7%, respectively. The effective tax rate for the six months ended June 30, 2020 was favorably impacted by a discrete income tax benefit driven by the Company’s decision to carry back certain net operating losses as allowed by the CARES Act, which was enacted on March 27, 2020.

Financial Condition

Our total assets increased $578 million, or 24%, from $2.38 billion as of December 31, 2019 to $2.96 billion as of June 30, 2020, primarily as a result of the completion of the Simmons acquisition and the origination of approximately $428 million of PPP loans.

Investment Securities

We use our investment securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, and meet collateral requirements and meet regulatory capital requirements. The average balance of the securities portfolio, including FHLB and The Independent Bankers Bank (“TIB”) bank stock, for the three months ended June 30, 2020 and 2019 was $93.3 million and $177.2 million, respectively, with a pre-tax yield of 2.13% and 3.06%, respectively. We held 91 securities classified as available for sale with an amortized cost of $89.3 million as of June 30, 2020.

Management evaluates securities for other-than-temporary impairment (“OTTI”), at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. No securities were determined to be impaired as of June 30 2020 or December 31, 2019.

The following table shows contractual maturities and the weighted average yields on our investment securities as of the dates presented. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are not presented on a taxable equivalent basis:

	Maturity as of June 30, 2020
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
U.S. Treasury securities	$57,523	0.86%	$-	0.00%	$-	0.00%	$-	0.00%
State and municipal obligations	1,935	2.00%	5,097	2.02%	76	3.95%	114	4.38%
Residential mortgage-backed securities	—	0.00%	1	3.34%	13,813	2.97%	10,718	2.91%
Total available for sale	$59,458	0.90%	$5,098	2.02%	$13,889	2.98%	$10,832	2.93%

As a member institution of the FHLB and TIB, the Bank is required to own capital stock in the FHLB and TIB. As of June 30, 2020 and December 31, 2019, the Bank held approximately $5.7 million in FHLB and TIB bank stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or TIB. Such repurchases have historically been at par value. We monitor our investment in FHLB and TIB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of June 30, 2020 and December 31, 2019, management did not identify any indicators of impairment of FHLB and TIB stock.

Except for securities issued by U.S. government agencies, we did not have any concentrations where the total outstanding balances issued by a single issuer exceed 10% of our stockholders’ equity as of June 30, 2020 and December 31, 2019.

Our securities portfolio had a weighted average life of 1.77 years and an effective duration of 1.33 years as of June 30, 2020 and a weighted average life of 2.46 years and an effective duration of 2.09 years as of December 31, 2019.

Loans Held for Sale

Loans held for sale consist of the guaranteed portion of SBA loans that we intend to sell after origination. Our loans held for sale were $7.7 million as of June 30, 2020 and $4.0 million as of December 31, 2019.

Loan Concentrations

Our primary source of income is interest on loans to individuals, professionals, small-and medium-sized businesses and commercial companies located in the Houston and Dallas/Fort Worth metropolitan areas. Our loan portfolio consists primarily of commercial and industrial loans, 1-4 single family residential real estate loans and loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning asset base.

Our total loans held for investment of $2.43 billion as of June 30, 2020 represented an increase of $660 million, or 37%, compared to $1.77 billion as of December 31, 2019. Our loans as a percentage of assets were 81.9% and 74.1% as of June 30, 2020 and December 31, 2019, respectively.

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table summarizes the allocation of loans by type as of the dates presented.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial and industrial loans (1)	$717,280	29.6%	$282,949	16.0%
Real estate:
1-4 single family residential loans	$372,445	15.3%	375,743	21.2%
Construction, land and development loans	$390,068	16.1%	259,384	14.7%
Commercial real estate loans (including multifamily)	$843,248	34.7%	753,812	42.7%
Consumer loans and leases	$19,159	0.8%	22,769	1.3%
Municipal and other loans	$85,092	3.5%	72,525	4.1%
Total loans held in portfolio (2)	$2,427,292	100.0%	$1,767,182	100.0%

(1)	Balance includes $75.1 million and $74.2 million of the unguaranteed portion of SBA loans as of June 30, 2020 and December 31, 2019, respectively.
(2)

Balance includes $13.3 million and $14.7 million of secured borrowings as of June 30, 2020 and December 31, 2019, respectively.  See Note 5, Loans, Net, in the notes to our consolidated financial statements included elsewhere in this Form 10-Q for more details.

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

Commercial and industrial loans, including SBA loans, totaled $717.3 million as of June 30, 2020 and represented an increase of $434.4 million, or 153.5%, from $282.9 million as of December 31, 2019. The increase in commercial and industrial loans during the six months ended June 30, 2020 was due primarily to acquired loans associated with the Simmons branch acquisition and the origination of PPP loans. We believe we are well-positioned for continued loan growth in our commercial and industrial loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas.

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

SBA loans held in our loan portfolio totaled $75.1 million and $74.2 million at June 30, 2020 and December 31, 2019, respectively.

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

1-4 single family residential real estate loans (including loans to foreign nationals) totaled $372.4 million as of June 30, 2020 and represented a decrease of $3.3 million, or 0.9%, from $375.7 million as of December 31, 2019. We believe we are well-positioned for continued loan growth in our 1-4 single family residential real estate loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas.

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

Construction loans totaled $390.1 million as of June 30, 2020 and represented an increase of $130.7 million, or 50.4%, from $259.4 million as of December 31, 2019. We believe we are well-positioned for continued loan growth in our construction, land and development loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas.

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

Commercial real estate loans consist of owner and nonowner-occupied commercial real estate loans, multifamily loans and farmland. Total commercial real estate loans of $843.2 million as of June 30, 2020 represented an increase of $81.8 million, or 10.9%, from $753.8 million as of December 31, 2019. We believe we are well-positioned for continued loan growth in our commercial real estate loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas.

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

Consumer loans and leases totaled $19.2 million as of June 30, 2020 and represented a decrease of $3.6 million, or 15.9%, from $22.8 million as of December 31, 2019. We have not actively grown our consumer portfolio because we believe current pricing on these loans does not adequately cover the inherent risk.

Municipal and other loans

Municipal and other loans consist primarily of loans made to municipalities and emergency service, hospital and school districts as well as agricultural loans.

We make loans to municipalities and emergency service, hospital and school districts primarily throughout Texas. The majority of these loans have tax or revenue pledges and in some cases are additionally supported by collateral. Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service. Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities. Total loans to municipalities and emergency service, hospital and school districts and others were $85.1 million as of June 30, 2020 and represented an increase of $12.6 million, or 17.3%, from $72.5 million as of December 31, 2019.

Paycheck Protection Program

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of two years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 25% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). At June 30, 2020, PPP loans totaled $428 million which are included in commercial and industrial loans.

We are also currently participating in the Federal Reserve's PPP Facility which, through September 30, 2020, will extend loans to banks who are loaning money to small businesses under the PPP. The amount outstanding at June 30, 2020, was $94.9 million and is non-recourse and secured by the amount of the PPP loans we originate. The maturity date of a borrowing under the PPP Facility is equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPP Facility will bear interest at a rate of 0.35% and there would be no fees to us.

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

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due, other real estate owned and repossessed assets and restructured loans as of the dates indicated:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial and industrial loans	$3,465	$2,579
Real estate:
1-4 single family residential loans	1,400	1,901
Construction, land and development loans	216	214
Commercial real estate loans (including multifamily)	2,260	1,700
Consumer loans and leases	11	71
Municipal and other loans	—	—
Total nonaccrual loans	7,352	6,465
Accruing loans 90 days or more past due	192	2
Total nonperforming loans	7,544	6,467
Other real estate owned and repossessed assets	3,743	3,653
Total nonperforming assets	$11,287	$10,120
Restructured loans (1)	$194	$209

(1)

Restructured loans represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Nonperforming loans totaled $7.5 million at June 30, 2020, an increase of $1.1 million, or 16.7%, from $6.5 million at December 31, 2019. Nonperforming assets totaled $11.3_million at June 30, 2020, an increase of $1.2 million, or 11.5%, from $10.1 million at December 31, 2019.

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

Certain borrowers are currently unable to meet their contractual payment obligations because of the effects of COVID-19. In an effort to mitigate the adverse effects of COVID-19 on our loan customers, we are providing them the opportunity to defer payments, or portions thereof, for up to 90 days, should they so request. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). As of June 30, 2020, 1,216 qualified loans had been granted 90 day deferrals or interest-only payment periods of 90 days with an unpaid principal balance of $520.6 million.  While these approvals were initially given for a period of 90 days to ease the impact of business closures and reduced demand, management continues to stay in contact with the Company’s borrowers and monitor their long-term financial stability and our collateral position. Based on these conversations, more than 90% of these borrowers have resumed or are expected to resume payments in August 2020.

The COVID-19 pandemic has contributed to an increased risk of delinquencies, defaults and foreclosures. We currently expect that a significant number and amount of our loans will experience ratings downgrades, credit deterioration and defaults in many industries. See additional information about the effects of and risks associated with the COVID-19 pandemic under “Recent Developments Related to COVID-19.”

The following table sets forth our asset and credit quality ratios for the periods presented:

	June 30, 2020	December 31, 2019
Asset and Credit Quality Ratios
Nonperforming loans to loans held for investment (1)	0.31%	0.37%
Nonperforming assets to loans plus OREO	0.46%	0.57%
Nonperforming assets to total assets (2)	0.38%	0.42%
Net charge-offs to average loans (annualized)(3)	0.10%	0.17%
Allowance for loan losses to nonperforming loans	131.30%	104.18%
Allowance for loan losses to loans held for investment	0.41%	0.38%
Allowance for loan losses to organic loans(4)	0.59%	0.57%

(1)	Nonperforming loans include loans in nonaccrual status.
(2)	Nonperforming assets include loans in nonaccrual status and other real estate owned.
(3)	December 31, 2019 ratio uses year to date net charge-offs.
(4)	Organic loans exclude loans acquired through a business combination.

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

The following tables summarize the allocation of allowance for loan and lease losses related to our loans as of the dates and for the periods presented. This allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans:

	Allowance Rollforward
Three Months Ended June 30, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,484	$(455)	$5	$2,279	$6,313
Real estate:
1-4 single family residential loans	35	—	—	72	107
Construction, land and development loans	1,293	—	—	(35)	1,258
Commercial real estate loans (including multifamily)	1,749	—	—	414	2,163
Consumer loans and leases	51	(107)	2	103	49
Municipal and other loans	8	—	2	5	15
Ending allowance balance	$7,620	$(562)	$9	$2,838	$9,905

	Allowance Rollforward
Three Months Ended June 30, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,661	$(643)	$31	$168	$4,217
Real estate:
1-4 single family residential loans	34	—	—	(2)	32
Construction, land and development loans	749	—	—	45	794
Commercial real estate loans (including multifamily)	1,057	—	—	134	1,191
Consumer loans and leases	57	(16)	3	(9)	35
Municipal and other loans	11	—	1	(4)	8
Ending allowance balance	$6,569	$(659)	$35	$332	$6,277

	Allowance Rollforward
Six Months Ended June 30, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,078	$(709)	$9	$2,935	$6,313
Real estate:
1-4 single family residential loans	31	—	—	76	107
Construction, land and development loans	1,055	—	—	203	1,258
Commercial real estate loans (including multifamily)	1,451	—	—	712	2,163
Consumer loans and leases	68	(159)	14	126	49
Municipal and other loans	54	—	4	(43)	15
Ending allowance balance	$6,737	$(868)	$27	$4,009	$9,905

	Allowance Rollforward
Six Months Ended June 30, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,453	$(1,221)	$59	$926	$4,217
Real estate:
1-4 single family residential loans	59	—	—	(27)	32
Construction, land and development loans	731	—	—	63	794
Commercial real estate loans (including multifamily)	960	—	—	231	1,191
Consumer loans and leases	80	(34)	5	(16)	35
Municipal and other loans	3	—	1	4	8
Ending allowance balance	$6,286	$(1,255)	$65	$1,181	$6,277

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

As of June 30, 2020, all purchased loans were excluded from the allowance for loan and lease losses calculation.  To determine if the portfolio had experienced greater than anticipated deterioration between the acquisition date and June 30, 2020, the Bank evaluated each of the purchased loan portfolios. The evaluation consisted of analyzing the purchased loan portfolio utilizing the current allowance for loan and lease losses model.  The model did not indicate the need for an additional allowance.

The allowance for loan and lease losses was $9.9 million at June 30, 2020, compared to $6.7 million at December 31, 2019.  The majority of the increase in the allowance for loan and lease losses was due to adjustments in qualitative factors in response to the COVID-19 pandemic.  Current qualitative factors include among others, unemployment, GDP growth, and oil prices.  These factors were updated to capture the estimated deterioration in these metrics as a result of COVID-19 and recent volatility in oil prices.  The current allowance for loan and lease loss model does not bifurcate the portfolio by industry.  While management does monitor higher risk segments such as oil and gas, these monitoring procedures did not translate into an increased allowance for loan and lease losses at June 30, 2020 beyond the increase created by the adjustment to qualitative factors.  The allowance for loan and lease losses as a percentage of nonperforming loans and allowance for loan and lease losses as a percentage of loans held for investment was 131.3% and 0.41%, respectively, as of June 30, 2020, compared to 104.18% and 0.38%, respectively, as of December 31, 2019.

At June 30, 2020 no provision for loan losses has been recorded for Paycheck Protection Loans.  These loans are fully guaranteed by the U.S. Federal Government and therefore carry a zero percent reserve.  Excluding Paycheck Protection Loans the allowance for loan and lease losses as a percentage of loans held for investment was 0.48%. At June 30, 2020 no provision for loan losses has been recorded for Paycheck Protection Loans.  These loans are fully guaranteed by the U.S. Federal Government and therefore carry a zero percent reserve.  PPP loans also carry a put-back provision in the event that a loan is fraudulently originated and the Bank is at fault.  Management does not deem a put-back reserve necessary at this time.

Net loan charge-offs for the three months ended June 30, 2020 totaled $553 thousand, a decrease from $624 thousand of net loan charge-offs for the same period of 2020.

The following table provides the allocation of the allowance for loan and lease losses as of the dates presented:

	June 30, 2020		December 31, 2019
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
Commercial and industrial loans	$6,313	29.6%	$4,078	16.0%
Real estate:
1-4 single family residential loans	107	15.3%	31	21.2%
Construction, land and development loans	1,258	16.1%	1,055	14.7%
Commercial real estate loans (including multifamily)	2,163	34.7%	1,451	42.7%
Consumer loans and leases	49	0.8%	68	1.3%
Municipal and other loans	15	3.5%	54	4.1%
Total	$9,905	100.0%	$6,737	100.0%

Goodwill

As of June 30, 2020, we evaluated recent triggering events that might be indicators that our goodwill was impaired.  The events include the economic disruption and uncertainty surrounding the COVID-19 pandemic and the circumstances surrounding recent volatility in the market price of crude oil.  At June 30, 2020, total goodwill was $78.0 million all of which relates to our one reporting unit, the Bank.  The evaluation performed included utilizing the discounted cash flow and market approaches and yielded an excess fair value over carrying value of 7.4%.  Significant assumptions used in the evaluation include forecasted cash flow projections for the next five years, discount rate, and long term growth assumptions.  Each of these assumptions are subject to significant uncertainty; primarily management’s assumption that cash flows will remain at a reduced level for a period of three years and then gradually recover.  If future deterioration in operating and financial results indicate that the actual reduction in cash flow is greater than anticipated or that the period of reduced cash flow will be longer, future evaluations could result in impairment.

Deposits

We expect deposits to be our primary funding source in the future as we optimize our deposit mix by continuing to shift our deposit composition from higher cost time deposits to lower cost demand deposits. Non-time deposits include noninterest-bearing and interest-bearing demand deposits, NOW accounts, and savings and money market accounts.

The following table shows the deposit mix as of the dates presented:

	June 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$745,646	30.9%	$444,822	23.1%
Interest-bearing demand deposits	360,282	14.9%	370,467	19.2%
Interest-bearing NOW accounts	31,132	1.3%	28,204	1.5%
Savings and money market accounts	555,555	23.0%	404,886	21.0%
Time deposits	722,376	29.9%	679,747	35.2%
Total deposits	$2,414,991	100.0%	$1,928,126	100.0%

Total deposits at June 30, 2020 were $2.41 billion, an increase of $486.9 million, or 25.3%, from total deposits at December 31, 2019 of $1.93 billion.

The average cost of deposits for the three months ended June 30, 2020 was 0.67%. This represents a decrease of 34 basis points compared to the average cost of deposits of 1.01% for the three months ended June, 2019. For the three months ended June 30 2020, the average rate paid on time deposits was 1.63%, compared to 1.87% for the three months ended June 30, 2020.

The average cost of deposits for the six months ended June 30, 2020 was 0.78%. This represents a decrease of 24 basis points compared to the average cost of deposits of 1.02% for the six months ended June 30, 2019. The decrease in cost of deposits was primarily attributable to the decrease in interest rates by the Federal Open Market Committee during 2020. For the six months ended June 30, 2020, the average rate paid on time deposits was 1.76%, compared to 1.83% for the six months ended June 30, 2019.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

June 30, 2020
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$131,786
After three months through six months	109,343
After six months through twelve months	198,465
After twelve months	146,115
Total	$585,709

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB borrowings: The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2020 and December 31, 2019, total remaining borrowing capacity of $519.5 million and $381.3 million, respectively, was available under this arrangement.

PPPLF borrowings: In conjunction with the Paycheck Protection Program, we are also currently participating in the Federal Reserve's PPP Facility which, through September 30, 2020, will extend loans to banks who are loaning money to small businesses under the PPP. The amount outstanding at June 30, 2020, was $94.9 million and is non-recourse and secured by the amount of the PPP loans we originate. The maturity date of a borrowing under the PPP Facility is equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPP Facility are included in long-term liabilities on the consolidated balance sheet and bear interest at a rate of 0.35%.

Line of credit: We entered into a line of credit with a third party lender in May 2017 that allows us to borrow up to $20 million. In January 2019, we increased this line of credit to allow us to borrow up to $50 million. The interest rate on this line of credit is based upon 90-day LIBOR plus 4.0%, and unpaid principal and interest is due at the stated maturity of May 12, 2022. This line of credit is secured by a pledge of all of the common stock of the Bank. This line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender. At June 30, 2020, total borrowing capacity of $40 million was available under this line of credit.

Total borrowings consisted of the following as of the dates presented:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Short-term FHLB borrowings	$10,000	$-
Long-term FHLB borrowings	64,958	90,437
Long-term PPPLF borrowings	94,830	—
Third-party lender line of credit	10,000	—
Secured borrowings (1)	13,288	14,703
Total borrowings	$193,076	$105,140

(1)	See Note 5, Loans, Net, in the notes to our consolidated financial statements included elsewhere in this Form 10-Q for more detail on secured borrowings.

At June 30, 2020, total borrowings were $193.1 million, an increase of $87.9 million, or 83.6%, from $105.1 million at December 31, 2019.

Short-term borrowings consist of debt with maturities of one year or less. Our short-term borrowings consist of FHLB borrowings. The following table is a summary of short-term borrowings as of and for the periods presented:

	As of/For the Three Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Short-term borrowings:
Maximum outstanding at any month-end during the period	$10,000	$—
Balance outstanding at end of period	10,000	—
Average outstanding during the period	10,000	1,111
Average interest rate during the period	0.70%	2.42%
Average interest rate at the end of the period	0.70%	0.00%

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$345,817	$203,976	$345,705	$198,796
Net income	7,694	5,827	11,768	9,637
Shares issued in offering, net	—	—	—	—
Shares issued in business combination	—	33,479		33,479
Exercise of stock options and warrants	29	185	430	1,288
Stock-based compensation	181	151	558	268
Treasury stock purchases	(6,684)	—	(11,489)	—
Other comprehensive income (loss)	540	492	605	642
Balance at end of period	$347,577	$244,110	$347,577	$244,110

Net income totaled $7.7 million for the three months ended June 30, 2020, an increase of $1.9 million, compared to $5.8 million for the three months ended June 30, 2019. Our results of operations for the three months ended June 30, 2020 produced an annualized return on average assets of 1.07% compared to 1.26% for the three months ended June 30, 2019. Our results of operations for the three months ended June 30, 2020 produced an annualized return on average stockholders’ equity of 8.93% compared to 9.03% for the three months ended June 30, 2019.

Net income totaled $11.8 million for the six months ended June 30, 2020, an increase of $2.1 million, compared to $9.6 million for the six months ended June 30, 2019. Our results of operations for the six months ended June 30, 2020 produced an annualized return on average assets of 0.90% compared to 1.15% for the six months ended June 30, 2019. Our results of operations for the six months ended June 30, 2020 produced an annualized return on average stockholders’ equity of 6.83% compared to 8.82% for the six months ended June 30, 2019.

Stockholders’ equity was $347.6 million as of June 30, 2020, an increase of $1.9 million from $345.7 million as of December 31, 2019. The increase was primarily driven by net income and offset by share repurchases.

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

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We seek to minimize our exposure to loss under these commitments by subjecting them to prior credit approval and ongoing monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. As of June 30, 2020, our reserve for unfunded commitments totaled $362 thousand. As of December 31, 2019, our reserve for unfunded commitments totaled $98 thousand.

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

The following table summarizes our commitments as of the dates presented:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Unfunded loan commitments	$275,080	$243,568
Commercial and standby letters of credit	1,887	1,232
Total	$276,967	$244,800

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

The following table sets forth the regulatory capital ratios, excluding the impact of the capital conservation buffer, as of the dates indicated:

	Minimum Capital	Minimum Capital Requirement with Capital	Minimum To Be Well	June 30, 2020	December 31, 2019
	Requirement	Buffer	Capitalized	Actual	Actual
Capital ratios (Company):
Tier 1 leverage ratio	4.0%	4.0%	N/A	9.49%	12.11%
Common equity tier 1 capital ratio	4.5%	7.0%	N/A	12.45%	14.56%
Tier 1 risk-based capital ratio	6.0%	8.5%	N/A	12.45%	14.81%
Total risk-based capital ratio	8.0%	10.5%	N/A	12.93%	15.37%

Capital ratios (Bank):
Tier 1 leverage ratio	4.0%	4.0%	5.0%	9.60%	11.04%
Common equity tier 1 capital ratio	4.5%	7.0%	6.5%	12.61%	12.38%
Tier 1 risk-based capital ratio	6.0%	8.5%	8.0%	12.61%	12.38%
Total risk-based capital ratio	8.0%	10.5%	10.0%	13.11%	12.94%

At June 30, 2020, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At June 30, 2020, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2020 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain the Bank’s “well capitalized” status.

As of June 30, 2020, we had a tier 1 leverage ratio of 9.49%. As of June, 2020, the Bank had a tier 1 leverage ratio of 9.60%, which provided $123.7 million of excess capital relative to the minimum requirements to be considered “well capitalized.”  Section 4012 of the CARES Act temporarily lowers the community bank leverage ratio to 8%.  Beginning in the second quarter of 2020 and until the end of the year, an organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the community bank leverage ratio framework.  The Company is evaluating whether to make this election.

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. At June 30, 2020 and December 31, 2019, our liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. The Bank maintained five Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $90.0 million as of June 30, 2020 and December 31, 2019. There were no advances under these lines of credit outstanding as of June 30, 2020 or December 31, 2019.

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 1.77 years and an effective duration of 1.33 years as of June 30, 2020.

As of June 30, 2020, we had outstanding $275.1 million in commitments to extend credit and $1.9 million in commitments associated with outstanding commercial and standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2020, we believe we had no exposure to future cash requirements associated with known uncertainties. Capital expenditures, including buildings and construction in process, for the three months ended June 30, 2020 and 2019 were $4.0 million and $4.2 million, respectively.

Treasury Stock

On June 13, 2019, the Company approved a stock buyback program pursuant to which the Company may, from time to time, purchase up to $11.7 million of its outstanding shares of common stock (the “Stock Buyback Program”). The shares may be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC.  The timing and exact amount of any repurchases will depend on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors.  The Stock Buyback Program had an expiration date of June 18, 2020.  On June 15, 2020, the board of directors of the Company amended the Stock Buyback Program to authorize the Company to repurchase an additional $10.0 million of its outstanding shares of common stock and to extend the Stock Buyback Program until June 18, 2021. The Stock Buyback Program may be terminated or amended by the Company’s board of directors at any time prior to the expiration date.

The following table summarizes the share repurchase activity for the three months ended June 30, 2020.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
April 2020	290,632	$10.17	$3,006,700	$3,598,766
May 2020	228,390	11.23	5,587,794	1,017,673
June 2020	83,917	12.67	6,683,327	9,894,220
Total	602,939

During the three months ended June 30, 2020, the Company purchased 602,939 shares of its common stock at a weighted average price of $13.31 per share for an aggregate amount of $11.5 million. The Company accounted for the transaction under the cost method. These transactions are recorded as “Treasury stock purchases” in the accompanying consolidated statements of changes in stockholders’ equity.

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

The following table reconciles, as of the dates set forth below, net interest margin on a fully taxable equivalent basis:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Net interest margin - GAAP basis:
Net interest income	$26,051	$19,751	$49,850	$35,215
Average interest-earning assets	2,646,903	1,716,799	2,413,202	1,510,664
Net interest margin	3.95%	4.61%	4.14%	4.70%
Net interest margin - Non-GAAP basis:
Net interest income	$26,051	$19,751	$49,850	$35,215
Plus:
Impact of fully taxable equivalent adjustment	373	112	853	529
Net interest income on a fully taxable equivalent basis	$26,424	$19,863	$50,703	$35,744
Average interest-earning assets	2,646,903	1,716,799	2,413,202	1,510,664
Net interest margin on a fully taxable equivalent basis - Non-GAAP basis	4.00%	4.64%	4.21%	4.77%

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

Merger related expenses for the three months ended June 30, 2020 consisted of $69 thousand of after-tax merger related expenses. Merger related expenses for the three months ended June 30, 2019 consisted of $997 thousand of after-tax merger related expenses.  Additional adjustments to earnings per share for the three months ended June 30, 2019 include a $1.1 million gain on sale of investment securities.

Merger related expenses for the six months ended June 30, 2020 consisted of $1.7 million of after-tax merger related expenses. Income tax expense for the six months ended June 30, 2020 was reduced by $575 thousand during the quarter due to the ability to carryback a net operating loss to a prior period with a higher effective tax rate.  Merger related expenses for the six months ended June 30, 2019 consisted of $2.1 million of after-tax merger related expenses.   Additional adjustments to earnings per share for the six months ended June 30, 2019 include and a $2.1 million gain on sales of investment securities.

The following table reconciles, as of the date set forth below, basic and diluted earnings per common share and presents our basic and diluted earnings per common share exclusive of the impact of our merger related adjustments:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Basic and diluted earnings per share - GAAP basis:
Net income available to common stockholders	$7,694	$5,827	$11,768	$9,637
Weighted average number of common shares - basic	17,581,959	13,765,929	17,883,034	12,963,700
Weighted average number of common shares - diluted	17,612,919	14,236,244	17,999,206	13,432,760
Basic earnings per common share	$0.44	$0.42	$0.66	$0.74
Diluted earnings per common share	$0.44	$0.41	$0.65	$0.72
Basic and diluted earnings per share - Non-GAAP basis:
Net income available to common stockholders	$7,694	$5,827	$11,768	$9,637
Pre-tax adjustments:
Noninterest income
Gain on the sales of investment securities	$-	$(1,053)	$-	$(2,134)
Noninterest expense
Merger related expenses	69	1,165	1,683	2,943
Taxes:
Net operating loss carryback	—	—	(575)	—
Tax effect of adjustments	(14)	(168)	(345)	(541)
Adjusted net income	$7,749	$5,771	$12,531	$9,905
Weighted average number of common shares - basic	17,581,959	13,765,929	17,883,034	12,963,700
Weighted average number of common shares - diluted	17,612,919	14,236,244	17,999,206	13,432,760
Basic earnings per common share - Non-GAAP basis	$0.44	$0.42	$0.70	$0.76
Diluted earnings per common share - Non-GAAP basis	$0.44	$0.41	$0.70	$0.74

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible equity and presents our tangible book value per share compared to our book value per share:

	June 30, 2020	December 31, 2019
	(Dollars in thousands, except per share data)
Total stockholders' equity	$347,577	$345,705
Less:
Goodwill and other intangible assets	87,583	79,975
Tangible stockholders' equity	$259,994	$265,730
Shares outstanding	17,368,573	18,258,222
Book value per share	$20.01	$18.93
Less:
Goodwill and other intangible assets per share	5.04	4.38
Tangible book value per share	$14.97	$14.55

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration transferred in business combinations over the fair value of tangible and identifiable intangible assets acquired. Goodwill is assessed annually for impairment or more frequently if events or circumstances indicate that impairment may have occurred.  As of June 30, 2020, we evaluated recent potential triggering events that might be indicators that our goodwill was impaired.  The events include the economic disruption and uncertainty surrounding the COVID-19 pandemic and the circumstances surrounding recent volatility in the market price of crude oil.  Based on our evaluation, we concluded that our goodwill was not more than likely impaired as of that date.

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

Item 3.        Quantitative and Qualitative Disclosure about Market Risk

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2019, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2019 to June 30, 2020. For additional disclosure of our market risks, see our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

The Company, from time to time, is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based upon advice of legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s consolidated balance sheet, results of operations or cash flows. See Note 13, Commitments and Contingencies in the notes to our consolidated financial statements included elsewhere in this Form 10-Q.

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

        The U.S. government has implemented programs to directly compensate individuals and grant or loan money to businesses in an effort to provide funding while the economy is shut down and in the process of re-opening. Many banks, including Spirit of Texas Bank, have implemented hardship relief programs that include payment deferrals and short-term funding options. The success of these programs could mute the effect on the Company's credit losses, which may be difficult to determine.

A significant number of our borrowers have requested and received short-term loan payment deferrals. Although we expect most of these loans to return to normal payment schedules upon the expiration of their deferral, these deferrals may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time.  Moreover, the cumulative effects of COVID-19 and the measures implemented by governments to combat the pandemic on the mortgaged properties may cause borrowers to be unable to meet their payment obligations under mortgage loans that we hold and may result in significant losses.

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

In response to the COVID-19 pandemic, President Trump signed into law the CARES Act on March 27, 2020.  Among other things, the CARES Act created a new facility, titled the “Paycheck Protection Program,” to the SBA’s 7(a) Loan Program.  As of June 30, 2020, the Bank had funded over 3,200 loans under the PPP, representing an unpaid principal balance of $428.0 million.  The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the requirements and operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their policies and procedures for accepting and processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on a PPP loan if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced.  We cannot predict what operational, credit, or other shortfalls may arise as a result of the Bank making loans under the PPP or how such shortfalls may adversely affect our financial condition, results of operations and future prospects.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

On June 13, 2019, the Company’s board of directors approved the Stock Buyback Program pursuant to which the Company may, from time to time, purchase up to $11.7 million of its outstanding shares of common stock. The shares may be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The timing and exact amount of any repurchases will depend on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors. The Stock Buyback Program has an expiration date of June 14, 2020. In June 2020, the board of directors approved extending the Stock Buyback Program authorizing the repurchase of up to $10 million of additional stock through June 18, 2021.  The Stock Buyback Program may be terminated or amended by the Company’s board of directors at any time prior to the expiration date.

The following table summarizes the share repurchase activity for the three months ended June 30, 2020.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
April 2020	290,632	$10.17	$3,006,700	$3,598,766
May 2020	228,390	11.23	5,587,794	1,017,673
June 2020	83,917	12.67	6,683,327	9,894,220
Total	602,939

Item 3.        Defaults upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Reorganization, dated as of November 27, 2018, by and among Spirit of Texas Bancshares, Inc. and First Beeville Financial Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2018 (File No. 001-38484)) (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the Company hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request)

2.2

Agreement and Plan of Reorganization, dated as of July 24, 2019, by and between Spirit of Texas Bancshares, Inc. and Chandler Bancorp, Inc., and joined in by Kidd Partners, Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on July 24, 2019 (File No. 001-38484)) (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the Company hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request)

2.3

Branch Purchase and Assumption Agreement, dated as of December 20, 2019, by and between Spirit of Texas Bank, SSB and Simmons Bank (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2019 (File No. 001-38484)) (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the Company hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request)

3.1

Second Amended and Restated Certificate of Formation of Spirit of Texas Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 6, 2018 (File No. 333-224172))

3.2

Amended and Restated Bylaws of Spirit of Texas Bancshares, Inc.  (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 6, 2018 (File No. 333-224172))

3.3

Certificate of Amendment to the Second Amended and Restated Certificate of Formation of Spirit of Texas Bancshares, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 6, 2018 (File No. 333-224172))

4.1

Form of 6.00% Fixed-to-Floating Rate Subordinated Note due 2030 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2020 (File No. 001-38484))

10.1

Registration Rights Agreement dated as of July 24, 2019, by and between Spirit of Texas Bancshares, Inc. and Kidd Partners, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2019 (File No. 001-38484))

10.2

Form of Subordinated Note Purchase Agreement, dated as of July 24, 2020, by and between Spirit of Texas Bancshares, Inc. and each of the Purchasers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2020 (File No. 001-38484) (certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however the Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules so furnished)

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

101*

The following material from Spirit of Texas Bancshares, Inc.’s Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spirit of Texas Bancshares, Inc.

Date: August 7, 2020	By:	/s/ Dean O. Bass
Dean O. Bass
Chairman and Chief Executive Officer

Date: August 7, 2020	By:	/s/ Allison S. Johnson
Allison S. Johnson
SVP and Interim Chief Financial Officer