Form 10-Q
period 2020-09-30
Spirit of Texas Bancshares, Inc.
filed 2020-10-30
CIK 1499453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 26, 2020, the registrant had 17,290,133 shares of common stock, no par value, outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2020	December 31, 2019
Assets:
Cash and due from banks	$29,345	$32,490
Interest-bearing deposits in other banks	121,739	293,467
Total cash and cash equivalents	151,084	325,957
Time deposits in other banks	—	490
Investment securities:
Available for sale securities, at fair value	119,814	96,937
Total investment securities	119,814	96,937
Loans held for sale	4,287	3,989
Loans:
Loans held for investment	2,452,353	1,767,182
Less: allowance for loan and lease losses	(12,207)	(6,737)
Loans, net	2,440,146	1,760,445
Premises and equipment, net	82,734	75,150
Accrued interest receivable	11,612	6,507
Other real estate owned and repossessed assets	302	3,653
Goodwill	77,681	68,503
Core deposit intangible	8,698	11,472
SBA servicing asset	3,051	3,355
Deferred tax asset, net	494	-
Bank-owned life insurance	15,878	15,610
Federal Home Loan Bank and other bank stock, at cost	5,709	8,310
Other assets	3,580	4,244
Total assets	$2,925,070	$2,384,622
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$667,199	$444,822
Interest-bearing	940,930	803,557
Total transaction accounts	1,608,129	1,248,379
Time deposits	679,387	679,747
Total deposits	2,287,516	1,928,126
Accrued interest payable	1,321	1,219
Short-term borrowings	10,000	—
Long-term borrowings	267,746	105,140
Deferred tax liability, net	—	672
Other liabilities	6,966	3,760
Total liabilities	2,573,549	2,038,917
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $1 par value; 5 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, no par value; 50 million shares authorized; 18,318,678 and 18,272,245 shares issued; 17,316,313 and 18,258,222 shares outstanding	298,509	297,188
Retained earnings	65,783	48,139
Accumulated other comprehensive income (loss)	(237)	667
Treasury stock	(12,534)	(289)
Total stockholders' equity	351,521	345,705
Total liabilities and stockholders' equity	$2,925,070	$2,384,622

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$29,901	$23,064	$87,222	$62,386
Interest and dividends on investment securities	465	1,143	1,426	3,627
Other interest income	115	794	1,200	2,172
Total interest income	30,481	25,001	89,848	68,185
Interest expense:
Interest on deposits	3,392	4,097	11,844	11,106
Interest on FHLB advances and other borrowings	875	425	1,941	1,414
Total interest expense	4,267	4,522	13,785	12,520
Net interest income	26,214	20,479	76,063	55,665
Provision for loan losses	2,831	900	6,840	2,081
Net interest income after provision for loan losses	23,383	19,579	69,223	53,584
Noninterest income:
Service charges and fees	1,525	866	4,106	2,564
SBA loan servicing fees	619	234	885	538
Mortgage referral fees	428	173	987	481
Swap referral fees	494	—	1,336	—
Gain on sales of loans, net	612	1,151	1,402	3,339
Gain on sales of investment securities	1,031	—	1,031	2,134
Other noninterest income	110	257	349	457
Total noninterest income	4,819	2,681	10,096	9,513
Noninterest expense:
Salaries and employee benefits	11,365	9,502	31,100	25,391
Occupancy and equipment expenses	2,222	1,710	7,298	4,662
Professional services	555	791	2,166	2,854
Data processing and network	1,002	884	2,594	2,100
Regulatory assessments and insurance	517	(256)	1,298	157
Amortization of intangibles	919	1,015	2,784	2,624
Advertising	333	134	605	398
Marketing	18	136	216	407
Telephone expense	563	289	1,453	767
Conversion expense	279	314	1,825	1,918
Other operating expenses	1,520	1,037	5,018	3,107
Total noninterest expense	19,293	15,556	56,357	44,385
Income before income tax expense	8,909	6,704	22,962	18,712
Income tax expense	1,821	1,374	4,106	3,745
Net income	$7,088	$5,330	$18,856	$14,967
Earnings per common share:
Basic	$0.41	$0.35	$1.07	$1.09
Diluted	$0.41	$0.34	$1.06	$1.05
Weighted average common shares outstanding:
Basic	17,340,898	15,370,480	17,701,003	13,774,776
Diluted	17,383,427	15,771,249	17,771,665	14,198,926

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$7,088	$5,330	$18,856	$14,967
Other comprehensive income (loss):
Unrealized net holding gains (losses) on investment securities available for sale, net of (tax) and benefit of $182, $(158), $22, and $(857), respectively	(690)	595	(85)	3,225
Reclassification adjustment for realized (gains) on investment securities available for sale included in net income, net of taxes of $212, $0, $212, and $529, respectively	(819)	—	(819)	(1,988)
Total other comprehensive income (loss)	(1,509)	595	(904)	1,237
Total comprehensive income	$5,579	$5,925	$17,952	$16,204

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(Dollars in thousands)

	Shares of Common	Shares of Preferred	Common	Preferred	Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Stock	Stock	Stock	Earnings	Stock	Income	Equity
Three Months Ended September 30,
Balance as of July 1, 2019	13,790,332	—	$204,974	$—	$36,640	$—	$2,496	$244,110
Net income	—	—	—	—	5,330	—	—	5,330
Shares issued in offering, net	2,300,000	—	46,542	—	—	—	—	46,542
Exercise of stock options and warrants	40,737	—	175	—	—	—	—	175
Stock-based compensation	—	—	184	—	—	—	—	184
Treasury stock purchases	(9,590)	—		—	—	(198)		(198)
Other comprehensive income	—	—	—	—	—	—	595	595
Balance as of September 30, 2019	16,121,479	$—	251,875	$—	41,970	(198)	3,091	$296,738

Balance as of July 1, 2020	17,368,573	—	$298,176	$—	$59,907	$(11,778)	$1,272	$347,577
Net income	—	—	—	—	7,088	—	—	7,088
Common stock dividends declared ($0.07 per share)	—	—	—	—	(1,212)	—	—	(1,212)
Exercise of stock options and warrants	11,933	—	126	—	—	—	—	126
Stock-based compensation	—	—	207	—	—	—	—	207
Treasury stock purchases	(64,193)	—	—	—	—	(756)	—	(756)
Other comprehensive income	—	—	—	—	—	—	(1,509)	(1,509)
Balance as of September 30, 2020	17,316,313	—	$298,509	$—	$65,783	$(12,534)	$(237)	$351,521

Nine Months Ended September 30,
Balance as of January 1, 2019	12,103,753	—	$169,939	$—	$27,003	$—	$1,854	$198,796
Net income	—	—	—	—	14,967	—	—	14,967
Shares issued in business combination	1,579,191	—	33,479	—	—	—	—	33,479
Shares issued in offering, net	2,300,000	—	46,542	—	—	—	—	46,542
Exercise of stock options and warrants	148,125	—	1,463	—	—	—	—	1,463
Stock-based compensation	—	—	452	—	—	—	—	452
Treasury stock purchases	(9,590)	—	—	—	—	(198)	—	(198)
Other comprehensive income	—	—	—	—	—	—	1,237	1,237
Balance as of September 30, 2019	16,121,479	—	251,875	$—	41,970	(198)	3,091	296,738

Balance as of January 1, 2020	18,258,222	—	$297,188	$—	$48,139	$(289)	$667	$345,705
Net income	—	—	—	—	18,856	—	—	18,856
Common stock dividends declared ($0.07 per share)	—	—	—	—	(1,212)	—	—	(1,212)
Exercise of stock options and warrants	46,433	—	555	—	—	—	—	555
Stock-based compensation	—	—	766	—	—	—	—	766
Treasury stock purchases	(988,342)	—	—	—	—	(12,245)	—	(12,245)
Other comprehensive income	—	—	—	—	—	—	(904)	(904)
Balance as of September 30, 2020	17,316,313	—	$298,509	$—	$65,783	$(12,534)	$(237)	$351,521

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$18,856	$14,967
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,840	2,081
Depreciation and amortization	3,820	2,212
Net amortization (accretion) of premium (discount) on investment securities	(60)	294
Amortization of core deposit intangible	2,784	2,624
Accretion of discount on retained SBA loans	(804)	(941)
Deferred tax expense	111	2,765
Originations of loans held for sale	(18,320)	(38,692)
Proceeds from loans held for sale	18,981	43,351
Net gains on sale of loans held for sale	(1,402)	(3,339)
Gain on sale of investment securities	(1,031)	(2,134)
(Gain)/Loss on sale of other real estate owned	20	(90)
Fair value adjustment on SBA servicing asset	1,206	1,201
Stock-based compensation	766	452
Increase in cash surrender value of BOLI	(268)	(217)
Net change in operating assets and liabilities:
Net change in accrued interest receivable	(4,392)	(235)
Net change in accrued interest payable	63	(40)
Net change in other assets	916	995
Net change in other liabilities	1,791	(1,943)
Net cash provided by operating activities	29,877	23,311
Cash Flows From Investing Activities:
Purchases of investment securities available for sale	(142,988)	(32,536)
Sales of investment securities available for sale	34,023	79,920
Paydown and maturities of investment securities available for sale	86,531	24,134
Purchase of FHLB and other bank stock	(95)	(124)
Sale of FHLB and other bank stock	2,696	378
Purchase of loans held for investment	(18,932)	—
Proceeds from the sale of loans held for investment	50,208	—
Net change in loans	(460,669)	(89,661)
Proceeds from the sale of other real estate owned	3,725	1,123
Purchase of premises and equipment	(9,209)	(7,410)
Net cash (paid)/received in business combination	(129,461)	28,126
Net cash provided by (used in) investing activities	(584,171)	3,950
Cash Flows From Financing Activities:
Net change in deposits	219,717	3,503
Redemption of trust preferred securities	—	77
Proceeds from long-term borrowings	221,685	25,598
Repayment of long-term borrowings	(48,398)	(37,915)
Proceeds from short-term borrowings	23,753	—
Repayment of short-term borrowings	(13,753)	(12,500)
Net change in secured borrowings	(10,681)	8,697
Shares issued in offering, net	—	46,542
Common stock dividends	(1,212)	—
Purchase of treasury stock	(12,245)	(198)
Exercise of stock options and warrants	555	1,463
Net cash provided by financing activities	379,421	35,267
Net Change in Cash and Cash Equivalents	(174,873)	62,528
Cash and Cash Equivalents at Beginning of Period	325,957	89,015
Cash and Cash Equivalents at End of Period	$151,084	$151,543
Supplemental Disclosures of Cash Flow Information:
Interest paid	$13,683	$12,220
Income taxes paid	4,600	2,000
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$394	$98
Fair value of assets acquired in business combination, excluding cash	259,416	404,970
Goodwill recorded	11,456	24,843
Liabilities assumed in business combination	139,719	399,605
Stock issued in business combination	—	33,479

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

Risks and Uncertainties

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely impacted the level of economic activity in the local, national and global economies and financial markets. During the first and second quarters, many businesses in Texas and many other states were temporarily closed due to social distancing and/or shelter in place orders. As of September 30, 2020, many of these businesses have been allowed to re-open at limited capacity; however, the Company and its customers continue to be adversely affected by the COVID-19 pandemic. The extent to which the COVID-19 pandemic negatively impacts the Company's business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, is unknown at this time and will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic is sustained, it may further adversely impact the Company and impair the ability of the Company's customers to fulfill their contractual obligations to the Company. This could materially and adversely affect the Company’s business operations, asset valuations, financial condition, and results of operations. For additional risks related to the COVID-19 pandemic, see “Risk Factors” in this Quarterly Report on Form 10-Q (this “Form 10-Q”), the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020 and the Company’s other filings with the Securities and Exchange Commission (the “SEC”).

In response to the pandemic, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  This legislation aims to provide relief for individuals and businesses that have been negatively impacted by the coronavirus pandemic.  The CARES Act includes a provision for the Company to opt out of applying the “troubled debt restructuring” (“TDR”) accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019.  The Bank adopted this provision.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 previously filed with the SEC in the Company’s Annual Report on Form 10-K.

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” – Issued in August 2020, Accounting Standards Update (“ASU”) No. 2020-06 addresses accounting complexities regarding convertible debt instruments and the derivatives scope exception for contracts in an entity’s own equity.  The ASU reduces the number of available accounting models for convertible debt instruments in an attempt to reduce complexity and variation in practice.  Additionally, the ASU improves the applicability of the derivatives scope exception for contracts in an entity’s own equity by clarifying settlement guidance and balance sheet classification.  ASU 2020-06 is effective for public entities for fiscal years beginning after December 15, 2021 and for and for all other entities in fiscal years beginning after December 15, 2023.  Management does not believe adoption of this ASU will have a material impact on the consolidated financial statements given that the Company does not currently hold any convertible debt instruments or any in-scope derivative contracts.

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” – Issued in March 2020, ASU No. 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.  ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022.  The adoption of ASU 2020-04 did not significantly impact the Company’s consolidated financial statements.

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

ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” -  Issued in January 2017, ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective prospectively for public entities for annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019 and for all other entities for impairment tests in fiscal years beginning after December 15, 2021. Management  adopted this ASU using the public company effective date as early adoption is permitted.  The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” -Issued in June 2016, ASU 2016-13 will add FASB ASC Topic 326, “Financial Instruments-Credit Losses,” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.” The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down. The amendments of ASU 2016-13 were originally effective for public entities for interim and annual periods beginning after December 15, 2019 and for all other entities for periods beginning after December 15, 2020. Issued in November 2019, ASU 2019-10, “Financial Instruments-Credit Losses, Derivatives and Hedging, and Leases” alters the effective date of ASU 2016-13 for private companies.  Under the provisions of ASU 2019-10, ASU 2016-13 is now effective for fiscal years beginning after December 15, 2022 including interim periods within those years for non-public business entities.  Earlier application is permitted for interim and annual periods beginning after December 15, 2018. Management has elected to adopt this ASU using the updated private company effective date and is currently evaluating the impact this ASU will have on the consolidated financial statements and that evaluation will depend on economic conditions and the composition of the Company’s loan and lease portfolio at the time of adoption.

ASU 2016-02, “Leases (Topic 842).” -  Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  The amendments of ASU 2016-02 are effective for public entities for interim and annual periods beginning after December 15, 2018 and for other entities for periods beginning after December 15, 2019.  The adoption of this ASU will result in an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee.  Under current accounting standards, all of the Company's leases are classified as operating leases and, as such, are not recognized on the Company's Consolidated Balance Sheet.  Additionally, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases, Targeted Improvements. The amendments in these updates provide additional clarification and implementation guidance on certain aspects of ASU 2016-02 and have the same effective and transition requirements as ASU 2016-02. Specifically, ASU 2018-11 creates an additional transition method option allowing entities to record a cumulative effect adjustment to opening retained earnings in the year of adoption.  In December 2018, the FASB further issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors.  The amendments in this update permits lessors to make an accounting policy election to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs and instead account for the costs as if they were lessee costs.  Additionally, the amendment requires lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments.  In March 2019, the FASB also issued ASU 2019-01, Leases (Topic 842) Codification Improvements, to further clarify certain identified issues regarding implementation of ASU 2016-02.  Specifically, the amendments in ASU 2019-01 clarify the determination of fair value of underlying assets by lessors that are not manufacturers or dealers, the cash flow presentation of sales-type or direct financing leases, and transition disclosures for interim periods.  Issued in November 2019, ASU 2019-10, “Financial Instruments-Credit Losses, Derivatives and Hedging, and Leases” alters the effective date of ASU 2016-02 for private companies.  Under the provisions of ASU 2019-10, ASU 2016-02 is now effective for fiscal years beginning after December 15, 2020 including interim periods within those years for non-public business entities.  Management will adopt these ASUs using the private company effective date of January 1, 2021 and is currently evaluating the impact to the consolidated financial statements and related method of adoption, specifically, management is in the process of determining an appropriate discount rate to record identified right-of-use assets.

NOTE 2. REVENUE RECOGNITION

Spirit accounts for revenue from contracts with customers in accordance with FASB ASC Topic 606, “Revenue from Contracts with Customers,” which provides that revenue be recognized in a manner that depicts the transfer of goods or services to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.  Revenue from contracts with customers is recognized either over time as performance obligations are fulfilled, or at a point in time when control of the goods or services are transferred to the customer.  Spirit’s noninterest income, excluding all of U.S. Small Business Administration (“SBA”) loan servicing fees, gain on sales of loans, net, and gain on sales of investment securities, are considered within the scope of FASB ASC Topic 606. Each category of in-scope revenue streams is discussed below.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Non-Interest Income
In-scope of Topic 606
Deposit accounts core service charges	$335	$135	$857	$396
Deposit account transaction based fee income	1,191	748	3,249	2,208
Swap referral fees	494	—	1,336	—
Mortgage referral fees	428	173	987	481
Non-Interest Income (in-scope of Topic 606)	2,448	1,056	6,429	3,085
Non-Interest Income (out-of-scope of Topic 606)	2,371	1,625	3,667	6,428
Total Non-Interest Income	$4,819	$2,681	$10,096	$9,513

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. The Company did not have any significant contract balances at September 30, 2020 or December 31, 2019.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not capitalized any contract acquisition costs for the three and nine months ending September 30, 2020 or 2019.

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

The Company did not incur any expenses related to the acquisition for the three months and nine months ended September 30, 2020. The Company incurred $823 thousand and $2.5 million of expenses related to the acquisition during the three and nine months ended September 30, 2019, respectively.

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

As of March 31, 2020, management completed evaluating the fair values of all assets acquired and liabilities assumed in the Beeville acquisition.

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

The Company has recognized total goodwill of $22.1 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The fair value of the consideration exchanged related to the Company’s common stock was calculated based upon the closing market price of the Company’s common stock as of November 5, 2019. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company incurred expenses related to the Citizens acquisition of approximately $342 thousand and $1.6 million for the three and nine months ended September 30, 2020, respectively, which are included in noninterest expense in the consolidated statements of income.  The Company did not incur any expenses related to the acquisition for the three or nine months ended September 30, 2020.

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

Estimated fair values of the assets acquired and liabilities assumed in the Citizens acquisition as of the closing date are as follows:

Assets of acquired bank (Dollars in thousands):
Cash and cash equivalents	$84,240
Loans held for investment	252,037
Premises and equipment	10,849
Goodwill	22,124
Core deposit intangible	850
Other assets	3,247
Total assets acquired	$373,347
Liabilities of acquired bank:
Deposits	$271,742
FHLB Borrowings	$38,242
Other liabilities	857
Total liabilities assumed	$310,841
Common stock issued at $21.20 per share	$44,604
Cash paid	$17,902

As of September 30, 2020, management has completed evaluating the fair values of all assets acquired and liabilities assumed in the Citizens acquisition.   Measurement period adjustments recorded during the three months ended September 30, 2020 include a $285 thousand adjustment to other liabilities.  Measurement period adjustments recorded during the nine months ended September 30, 2020 include a $1.7 million adjustment to the loan discount, $262 thousand adjustment to premises and equipment, $296 thousand adjustment to other assets, and $499 thousand adjustment to other liabilities.

Revenues and earnings of Citizens since the acquisition date have not been disclosed as these branches were merged into the Company during the third quarter of 2020.

Simmons Branch Acquisition

On February 28, 2020, the Company completed its acquisition of certain assets and assumption of certain liabilities associated with five branch offices of Simmons Bank (the “Simmons branch acquisition”).  The offices are located in Austin, San Antonio and Tilden, Texas. The Company paid total cash for the purchase of $131.6 million.

The Company has recognized total goodwill of $11.5 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. Goodwill recognized is expected to be deductible for income tax purposes and will be amortized over 15 years.

The Company did not incur any expenses related to the Simmons branch acquisition for the three months ended September 30, 2020. The Company incurred expenses of approximately $441 thousand for the nine months ended September 30, 2020, which are included in noninterest expense in the consolidated statements of income.  The Company did not incur any expenses related to the acquisition for the three or nine months ended September 30, 2019.

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

Estimated fair values of the assets acquired and liabilities assumed in the Simmons branch acquisition as of the closing date are as follows:

Assets of acquired bank (Dollars in thousands):
Cash and cash equivalents	$418
Loans held for investment	255,455
Premises and equipment	2,195
Goodwill	11,456
Core deposit intangible	10
Other assets	1,756
Total assets acquired	$271,290
Liabilities of acquired bank:
Deposits	$139,672
Other liabilities	47
Total liabilities assumed	$139,719
Cash paid	$131,571

As of June 30, 2020, management completed evaluating the fair values of all assets acquired and liabilities assumed in the Simmons branch acquisition.

Revenues and earnings of the Simmons branches since the acquisition date have not been disclosed as these branches were merged into the Company during 2020.

NOTE 4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized	Unrealized		Fair
September 30, 2020	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$5,499	$18	—	$5,517
State and municipal obligations	2,418	60	—	2,478
Residential mortgage-backed securities	79,824	104	468	79,460
Corporate Bonds	32,373	44	58	32,359
Total available for sale	$120,114	$226	$526	$119,814

	Amortized	Unrealized		Fair
December 31, 2019	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$60,315	$71	$15	$60,371
State and municipal obligations	7,861	120	—	7,981
Residential mortgage-backed securities	27,922	664	1	28,585
Total available for sale	$96,098	$855	$16	$96,937

Taxable interest and dividends on investment securities were $443 thousand and $998 thousand for the three months ended September 30, 2020 and 2019, respectively. Tax-exempt interest and dividends on investment securities were $22 thousand and $146 thousand for the three months ended September 30, 2020 and 2019, respectively.

Taxable interest and dividends on investment securities were $1.3 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively.  Tax-exempt interest and dividends on investment securities were $98 thousand and $411 thousand for the nine months ended September 30, 2020 and 2019, respectively.

There were $52.5 million and $90.6 million of securities pledged to collateralize public funds at September 30, 2020 and December 31, 2019, respectively.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows for the period presented:

	Amortized	Fair
September 30, 2020	Cost	Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$—	$—
Due after one year through five years	11,949	11,990
Due after five years through ten years	6,082	6,050
Due after ten years	22,259	22,314
Residential mortgage-backed securities	79,824	79,460
Total available for sale	$120,114	$119,814

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
September 30, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
State and municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	72,806	468	—	—	72,806	468
Corporate Bonds	10,948	58			10,948	58
Total available for sale	$83,754	$526	$—	$—	$83,754	$526

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$30,762	$15	$—	$—	$30,762	$15
State and municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	481	1	481	1
Total available for sale	$30,762	$15	$481	$1	$31,243	$16

At September 30, 2020, the Company’s securities portfolio consisted of 69 securities, 21 of which were in an unrealized loss position. None of the 21 securities in an unrealized loss position at September 30, 2020 were in an unrealized loss position for more than 12 months.

The Company monitors its investment securities for other-than-temporary-impairment (“OTTI”). Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at September 30, 2020. The following describes the basis under which the Company has evaluated OTTI:

U.S. Treasury Securities, and Residential Mortgage-Backed Securities (“MBS”):

The unrealized losses associated with U.S. Treasury securities, U.S. Government agencies and residential MBS are primarily driven by changes in interest rates. These securities have either an explicit or implicit U.S. government guarantee. At September 30, 2020, the unrealized losses for these securities resulted primarily from changes in interest rates and spreads.

Sales proceeds from the sale of available for sale securities for the three and nine months ended September 30, 2020 were $34.0 million, which resulted in gross realized gains of $1.0 million.  There were no securities sold for the three months ended September 30, 2019.  Sales proceeds from the sale of available for sale securities for the nine months ended September 30, 2019 were $79.9 million which resulted in gross realized gains of $2.1 million.

NOTE 5. LOANS, NET

Total loans held in portfolio consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Acquired Loans (1)	Organic Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial loans (2)	$78,923	$611,086	$690,009
Real estate:
1-4 single family residential loans	112,947	260,273	373,220
Construction, land and development	165,516	236,960	402,476
Commercial real estate loans (including multifamily)	369,789	536,345	906,134
Consumer loans and leases	5,309	7,668	12,977
Municipal and other loans	7,430	60,107	67,537
Total loans held in portfolio (3)	$739,914	$1,712,439	$2,452,353

	December 31, 2019
	Acquired Loans (1)	Organic Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial loans (2)	$46,842	$236,107	$282,949
Real estate:
1-4 single family residential loans	118,669	257,074	375,743
Construction, land and development	58,054	201,330	259,384
Commercial real estate loans (including multifamily)	332,476	421,336	753,812
Consumer loans and leases	11,351	11,418	22,769
Municipal and other loans	13,709	58,816	72,525
Total loans held in portfolio (3)	$581,101	$1,186,081	$1,767,182

(1)

Acquired loans in 2020 include loans acquired in the Comanche, Beeville, and Citizens acquisitions and the Simmons branch acquisition.  Acquired loans in 2019 include loans acquired in the Comanche, Beeville, and Citizens acquisitions.  All loans originated after acquisition close date are included in organic loans.

(2)	Organic loans balance includes $72.7 million and $74.2 million of the unguaranteed portion of SBA loans as of September 30, 2020 and December 31, 2019, respectively.
(3)	Organic loans balance includes $(11.9) million and $(4.2) million of deferred fees, cost, premium and discount as of September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020 and December 31, 2019, the Company had pledged loans as collateral for Federal Home Loan Bank (“FHLB”) advances of $793.0 million and $668.5 million, respectively. Additionally, at September 30, 2020, the Company had pledged loans as collateral associated with the Paycheck Protection Program Liquidity Facility (“PPPLF”) of $173.7 million.  There were no loans pledged under the PPPLF at December 31, 2019.  There were no recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2020 and December 31, 2019.

The Company originates and sells loans secured by the SBA. The Company retains the unguaranteed portion of the loan and servicing on the loans sold and receives a fee based upon the principal balance outstanding. During the three months ended September 30, 2020 and 2019, the Company sold approximately $7.3 million and $13.8 million, respectively, in SBA loans to third parties. The loan sales resulted in realized gains of $612 thousand and $1.2 million for the three months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020 and 2019, the Company sold approximately $17.4 million and $40.3 million, respectively, in SBA loans to third parties. The loan sales resulted in realized gains of $1.4 million and $3.3 million for the nine months ended September 30, 2020 and 2019, respectively.

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Total PPP loans at September 30, 2020 were $421.1 million and are included in the commercial and industrial segment of our loan portfolio. These loans are fully guaranteed by the SBA, carry a contractual term of two to five years and an interest rate of 1.00%. In conjunction with originating PPP loans, the Company recorded deferred origination costs of $4.9 million and deferred origination fees of $15.3 million as of September 30, 2020.  These fees net of costs will be recognized over the 1.6 year weighted average life of the loans or at the date of forgiveness if earlier.  In conjunction with the PPP, we are also currently participating in the PPPLF which, through September 30, 2020, extended loans to banks who are loaning money to small businesses under the PPP. The amount outstanding at September 30, 2020, was $173.7 million and is non-recourse and secured by the amount of the PPP loans we originate. The maturity date of a borrowing under the PPP Facility is equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPP Facility are included in long-term liabilities on the consolidated balance sheet and bear interest at a rate of 0.35%.

Due to the rights retained on certain loan participations sold, the Company is deemed to have retained effective control over these loans under ASC 860, “Transfers and Servicing.” These loans can no longer be reported as sold, and must be reported on the balance sheet as loans held for investment regardless of whether the Company intends to exercise its rights. These loans are reported as loans held for investment with the offsetting liability recorded as long-term borrowings. The amount of secured borrowings included in loans held for investment and long-term borrowings at September 30, 2020 and December 31, 2019 was $4.0 million and $14.7 million, respectively.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of loans serviced for others, including SBA loans, were $199.5 million and $205.0 million at September 30, 2020 and December 31, 2019, respectively.

In the ordinary course of business, the Company makes loans to executive officers and directors. Loans to these related parties, including companies in which they are principal owners, are as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Principal outstanding, beginning of year	$6,928	$2,433	$6,005	$107
Additions (reductions) of affiliations	—	—	—	2,352
New loans made in current year	2,200	4,035	4,731	4,035
Repayments	(932)	(57)	(2,540)	(83)
Principal outstanding, end of year	$8,196	$6,411	$8,196	$6,411

There were $1.6 million in unfunded commitments to related parties at September 30, 2020. There were $861 thousand in unfunded commitments to related parties at December 31, 2019.

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

At September 30, 2020, purchased credit impaired loans related to the Comanche acquisition remain insignificant, and the Bank did not identify any purchased credit impaired loans related to the Beeville acquisition or the Simmons branch acquisition. Remaining recorded investment in purchased credit impaired loans related to the Citizens acquisition was $576 thousand at September 30, 2020 and the Company believes that all contractual principal and interest will be received.  Purchased credit impaired loans related to the Citizens acquisition are not included in the impaired loans disclosure within this Note.

At September 30, 2020 no provision for loan losses has been recorded for PPP Loans.  These loans are fully guaranteed by the U.S. Federal Government and therefore carry a zero percent reserve.  PPP loans also carry a put-back provision in the event that a loan is fraudulently originated and the Bank is at fault.  Management does not deem a put-back reserve necessary at this time.

The following tables present information related to allowance for loan and lease losses for the periods presented:

	Allowance Rollforward
Three Months Ended September 30, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$6,313	$(559)	$33	$1,874	$7,661
Real estate:
1-4 single family residential loans	107	(21)	—	(4)	82
Construction, land and development loans	1,258	—	—	200	1,458
Commercial real estate loans (including multifamily)	2,163	—	—	686	2,849
Consumer loans and leases	49	(4)	20	37	102
Municipal and other loans	15	—	2	38	55
Ending allowance balance	$9,905	$(584)	$55	$2,831	$12,207

	Allowance Rollforward
Three Months Ended September 30, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,217	$(687)	$36	$669	$4,235
Real estate:
1-4 single family residential loans	32	—	65	(66)	31
Construction, land and development loans	794	—	—	90	884
Commercial real estate loans (including multifamily)	1,191	—	—	127	1,318
Consumer loans and leases	35	(26)	—	85	94
Municipal and other loans	8	—	—	(5)	3
Ending allowance balance	$6,277	$(713)	$101	$900	$6,565

	Allowance Rollforward
Nine Months Ended September 30, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,078	$(1,268)	$42	$4,809	$7,661
Real estate:
1-4 single family residential loans	31	(21)	—	72	82
Construction, land and development loans	1,055	—	—	403	1,458
Commercial real estate loans (including multifamily)	1,451	—	—	1,398	2,849
Consumer loans and leases	68	(163)	34	163	102
Municipal and other loans	54	—	6	(5)	55
Ending allowance balance	$6,737	$(1,452)	$82	$6,840	$12,207

	Allowance Rollforward
Nine Months Ended September 30, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,453	$(1,908)	$95	$1,595	$4,235
Real estate:
1-4 single family residential loans	59	—	65	(93)	31
Construction, land and development loans	731	—	—	153	884
Commercial real estate loans (including multifamily)	960	—	—	358	1,318
Consumer loans and leases	80	(60)	5	69	94
Municipal and other loans	3	—	1	(1)	3
Ending allowance balance	$6,286	$(1,968)	$166	$2,081	$6,565

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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment for the periods presented:

	Accruing
September 30, 2020	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$685,416	$195	$39	$—	$4,359	$690,009
Real estate:
1-4 single family residential loans	369,983	733	563	—	1,941	373,220
Construction, land and development	402,259	—	—	—	217	402,476
Commercial real estate loans (including multifamily)	903,602	—	381	—	2,151	906,134
Consumer loans and leases	12,813	82	20	—	62	12,977
Municipal and other loans	67,537	—	—	—	—	67,537
Total loans	$2,441,610	$1,010	$1,003	$—	$8,730	$2,452,353

	Accruing
December 31, 2019	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$278,922	$760	$688	$-	$2,579	$282,949
Real estate:
1-4 single family residential loans	372,828	1,018	—	—	1,897	375,743
Construction, land and development	258,497	671	—	—	216	259,384
Commercial real estate loans (including multifamily)	750,432	1,283	404	—	1,693	753,812
Consumer loans and leases	22,663	27	3	2	74	22,769
Municipal and other loans	72,525	—	—	—	—	72,525
Total loans	$1,755,867	$3,759	$1,095	$2	$6,459	$1,767,182

There were no loans 90 days or more past due and still accruing at September 30, 2020.  There was one loan 90 days or more past due and still accruing at December 31, 2019 with a recorded investment of $2 thousand.  All loans with active deferral periods related to COVID-19 are excluded from nonaccrual and days past due reporting.

At September 30, 2020, non-accrual loans that were 30 to 59 days past due were $730 thousand, non-accrual loans that were 60 to 89 days past due were $370 thousand and non-accrual loans that were 90 days or more past due were $2.1 million. At December 31,

2019, non-accrual loans that were 30 to 59 days past due were $308 thousand, non-accrual loans that were 60 to 89 days past due were $1.2 million, and non-accrual loans that were 90 days or more past due were $2.6 million.

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

The following tables summarize the Company’s loans by key indicators of credit quality for the periods presented:

September 30, 2020	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$670,463	$2,783	$16,462	$301
Real estate:
1-4 single family residential loans	369,024	286	3,910	—
Construction, land and development	398,134	4,125	217	—
Commercial real estate loans (including multifamily)	889,239	7,339	9,556	—
Consumer loans and leases	12,901	—	76	—
Municipal and other loans	64,498	2,950	89	—
Total loans	$2,404,259	$17,483	$30,310	$301

December 31, 2019	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$266,688	$1,905	$14,355	$1
Real estate:
1-4 single family residential loans	372,190	893	2,660	—
Construction, land and development	258,864	304	216	—
Commercial real estate loans (including multifamily)	734,757	5,312	13,743	—
Consumer loans and leases	22,632	—	137	—
Municipal and other loans	72,134	—	391	—
Total loans	$1,727,265	$8,414	$31,502	$1

Internal risk ratings and other credit metrics are key factors in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan and lease losses.

The following tables show the Company’s investment in loans disaggregated based on the method of evaluating impairment for the periods presented:

	Loans - Recorded Investment		Allowance for Credit Loss
September 30, 2020	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$4,457	$685,552	$3,023	$4,638
Real estate:
1-4 single family residential loans	2,073	371,147	2	80
Construction, land and development	215	402,261	—	1,458
Commercial real estate loans (including multifamily)	2,149	903,985	—	2,849
Consumer loans and leases	61	12,916	51	51
Municipal and other loans	—	67,537	—	55
Total loans	$8,955	$2,443,398	$3,076	$9,131

	Loans - Recorded Investment		Allowance for Credit Loss
December 31, 2019	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$2,508	$280,441	$1,422	$2,657
Real estate:
1-4 single family residential loans	1,988	373,755	3	28
Construction, land and development	216	259,168	—	1,055
Commercial real estate loans (including multifamily)	1,571	752,241	—	1,451
Consumer loans and leases	24	22,745	19	48
Municipal and other loans	—	72,525	—	54
Total loans	$6,307	$1,760,875	$1,444	$5,293

The following tables set forth certain information regarding the Company’s impaired loans that were evaluated for specific reserves for the periods presented:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
September 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,919	$3,924	$3,023	$532	$530
Real estate:
1-4 single family residential loans	7	7	2	2,068	2,067
Construction, land and development	—	—	—	217	215
Commercial real estate loans (including multifamily)	—	—	—	2,151	2,124
Consumer loans and leases	51	51	51	10	9
Municipal and other loans	—	—	—	—	—
Total loans	$3,977	$3,982	$3,076	$4,978	$4,945

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,150	$2,168	$1,422	$358	$360
Real estate:
1-4 single family residential loans	12	12	3	1,976	1,965
Construction, land and development	—	—	—	216	214
Commercial real estate loans (including multifamily)	—	—	—	1,571	1,571
Consumer loans and leases	24	24	19	—	—
Municipal and other loans	—	—	—	—	—
Total loans	$2,186	$2,204	$1,444	$4,121	$4,110

	Three Months Ended September 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial loans	$4,526	$—	$2,758	$—
Real estate:
1-4 single family residential loans	2,005	—	1,409	—
Construction, land and development	217	—	216	—
Commercial real estate loans (including multifamily)	278	—	238	—
Consumer loans and leases	51	—	22	—
Municipal and other loans	—	—	—	—
Total loans	$7,077	$—	$4,643	$—

	Nine Months Ended September 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial loans	$5,342	$—	$2,905	$—
Real estate:
1-4 single family residential loans	2,024	—	1,434	—
Construction, land and development	216	—	220	—
Commercial real estate loans (including multifamily)	267	—	243	—
Consumer loans and leases	51	—	24	—
Municipal and other loans	—	—	—	—
Total loans	$7,900	$—	$4,826	$—

Troubled Debt Restructurings:

The following table provides a summary of troubled debt restructurings (“TDRs”) based upon delinquency status, all of which are considered impaired, for the periods presented:

	September 30, 2020		December 31, 2019
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial loans	2	$53	2	$58
Real estate:
1-4 single family residential loans	3	134	3	151
Construction, land and development	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—
Consumer loans and leases	—	—	—	—
Municipal and other loans	1	62	—	—
Total performing TDRs	6	249	5	209
Nonperforming TDRs	13	498	5	198
Total TDRs	19	$747	10	$407
Allowance attributable to TDRs		$421		$113

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

The CARES Act includes a provision for the Company to opt out of applying the TDR accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019.  During the period March 1, 2020 and June 30, 2020, 1,216 qualified loans had been granted 90 day deferrals or interest only payment periods of 90 days with an unpaid principal balance of $520.6 million.  Subsequent to June 30, 2020 through September 30, 2020, approximately $414.6 million in loans have resumed regularly scheduled payments.  Of the $106 million remaining in deferral, approximately $24.8 million and $7.0 million have requested second and third 90 day deferral periods, respectively. These deferrals have also caused the increase in accrued interest shown on the consolidated balance sheets at September 30, 2020 compared to December 31, 2019.

	Three Months Ended September 30,
	2020				2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
	(Dollars in thousands)
Commercial and industrial loans	—	$—	$—	$—	1	$13	$13	$—
Real estate:
1-4 single family residential loans	—	—	—	—	—	—	—	—
Construction, land and development	—	—	—	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—
Municipal and other loans	1	62	62	—	—	—	—	—

	Nine Months Ended September 30,
	2020				2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
	(Dollars in thousands)
Commercial and industrial loans	5	$444	$444	$332	3	$141	$141	$90
Real estate:
1-4 single family residential loans	—	—	—	—	—	—	—	—
Construction, land and development	—	—	—	—	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—
Municipal and other loans	1	62	62	—	—	—	—	—

There have been no defaults of troubled debt restructurings that took place within the three or nine months ended September 30, 2020 and 2019.

NOTE 7. GOODWILL AND INTANGIBLES

Goodwill and other intangible assets are presented in the table below. As of September 30, 2020, we evaluated recent events to determine if a triggering event had occurred.  Management determined that the economic disruption and uncertainty surrounding the COVID-19 pandemic does constitute a triggering event and a Step 1 Goodwill analysis was deemed necessary.  The Step 1 analysis performed included utilizing the discounted cash flow and market approaches and based on our evaluation, we concluded that our goodwill was not more than likely impaired as of that date.

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
	(Dollars in thousands)
Beginning goodwill	$68,503	$18,253
Arising from business combination	11,456	50,250
Measurement Period Adjustments	(2,278)	—
Ending goodwill	$77,681	$68,503

Core deposit intangible	19,712	19,712
Arising from business combination	10	—
Less: Accumulated amortization	(11,024)	(8,240)
Core deposit intangible, net	$8,698	$11,472

Amortization expense for core deposit intangibles for the three months ended September 30, 2020 and 2019 totaled $919 thousand and $1.0 million, respectively. Amortization expense for core deposit intangibles for the nine months ended September 30, 2020 and 2019 totaled $2.8 million and $2.6 million, respectively.

The estimated amount of amortization expense for core deposit intangibles to be recognized over the next five fiscal years is as follows:

Type of intangibles	Remainder of 2020	2021	2022	2023	2024	2025
	(Dollars in thousands)
Core deposit intangible	$879	$3,028	$2,212	$1,499	$744	$200

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

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of SBA loans serviced for others were $199.5 million and $205.0 million at September 30, 2020 and December 31, 2019, respectively. SBA loan servicing fees were $619 thousand and $234 thousand for the three months ended September 30, 2020 and 2019, respectively. SBA loan servicing fees were $885 thousand and $538 thousand for the nine months ended September 30, 2020 and 2019, respectively.

The risks inherent in the SBA servicing asset relate primarily to changes in prepayments that result from shifts in interest rates.  The following summarizes the activity pertaining to SBA servicing rights, which are in the consolidated balance sheets, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Beginning balance	$3,055	$3,570	$3,355	$3,965
Origination of servicing assets	114	264	303	784
Change in fair value:
Due to run-off	(135)	(241)	(410)	(645)
Due to market changes	17	(45)	(197)	(556)
Ending balance	$3,051	$3,548	$3,051	$3,548

NOTE 9. DEPOSITS

The following table sets forth the Company’s deposits by category for the periods presented:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Noninterest-bearing demand deposits	$667,199	$444,822
Interest-bearing demand deposits	391,396	370,467
Interest-bearing NOW accounts	8,655	28,204
Savings and money market accounts	540,879	404,886
Time deposits	679,387	679,747
Total deposits	$2,287,516	$1,928,126
Time deposits $100,000 and greater	$548,052	$333,464
Time deposits $250,000 and greater	206,127	204,389
Related party deposits (executive officers and directors)	20,508	23,150

The aggregate amount of overdraft demand deposits reclassified to loans was $70 thousand and $129 thousand at September 30, 2020 and December 31, 2019, respectively. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totaled $545.1 million, $101.3 million, $20.2 million, $5.9 million and $6.9 million, respectively. The Company held brokered certificates of deposit of $17.4 million and $6.0 million at September 30, 2020 and December 31, 2019, respectively.

NOTE 10. FHLB AND OTHER BORROWINGS

The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. At September 30, 2020 and December 31, 2019, the Company had pledged loans as collateral for FHLB advances of $793.0 million and $668.5 million, respectively. At September 30, 2020, the Company had additional capacity to borrow from the FHLB of $522.0 million.

Short-term borrowings

Short-term FHLB borrowings: As of September 30, 2020, the Company had $10.0 million of short-term FHLB borrowings, with an average interest rate of 0.70%. All short-term FHLB borrowings outstanding at September 30, 2020 had fixed interest rates. As of December 31, 2019, the Company had no short term borrowings.

Long-term borrowings

Line of Credit: The Company entered into an unsecured line of credit with a third party lender in May 2017 which allowed it to borrow up to $20.0 million. The interest rate on the facility is LIBOR plus 4.00% per annum, and unpaid principal and interest is due at the stated maturity on May 12, 2022. The line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender.  During 2019, the line of credit was increased to a total borrowing capacity of $50.0 million.  There were no outstanding advances at September 30, 2020 or December 30, 2019.

Long-term FHLB borrowings:

Long-term borrowings from the FHLB outstanding for the periods presented are as follows:

		Range of	Weighted		Range of	Weighted
	September 30,	Contractual	Average	December 31,	Contractual	Average
	2020	Interest Rates	Interest Rate	2019	Interest Rates	Interest Rate
	(Dollars in thousands)
Repayable during the years ending December 31,
2020	$513	2.10% -2.99%	2.10%	$18,254	1.45% - 5.02%	1.58%
2021	8,769	1.48% - 2.99%	1.73%	11,382	1.48% - 5.02%	1.82%
2022	4,652	2.04% - 2.99%	2.23%	12,056	1.79% - 5.02%	2.14%
2023	6,662	2.31% - 2.99%	2.44%	15,868	2.05% - 5.02%	2.24%
2024	10,836	2.07% - 2.99%	2.62%	11,170	2.07% - 5.02%	2.62%
2025	2,683	1.86% - 2.99%	2.26%	1,830	2.29% - 5.02%	2.47%
2026-2032	18,874	2.10% - 2.99%	2.26%	19,877	2.10% - 5.02%	2.31%
Total long-term FHLB borrowings	$52,989			$90,437

For the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company maintained long-term borrowings with the FHLB averaging $69.3 million and $61.6 million, respectively, with an average cost of approximately 2.28% and 2.30% respectively. Substantially all long-term FHLB borrowings outstanding at September 30, 2020 and December 31, 2019 had fixed interest rates.  At both September 30, 2020 and December 31, 2019, $16 million of FHLB borrowings outstanding were callable.

The Company maintained five, unsecured Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $90.0 million as of September 30, 2020. There were no advances under these lines of credit outstanding as of September 30, 2020.

Paycheck Protection Program Liquidity Facility (“PPPLF”): In conjunction with the PPP, we are also currently participating in the Federal Reserve's Paycheck Protection Program Liquidity Facility (“PPPLF”) which, through September 30, 2020, extended loans to banks that are loaning money to small businesses under the PPP. The amount outstanding at September 30, 2020, was $173.7 million and is non-recourse and secured by the amount of the PPP loans we originated. The maturity date of a borrowing under the PPP Facility is equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF are included in long-term liabilities on the Company’s consolidated balance sheet and bear interest at a rate of 0.35%.

Subordinated Notes: On July 24, 2020, the Company issued $37 million aggregate principal amount of 6.00% fixed-to-floating rate subordinated notes due 2030.  The Notes will initially bear interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the then-current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York (provided, that in the event the benchmark rate is less than zero, the benchmark rate will be deemed to be zero) plus 592 basis points, payable quarterly, in arrears. The amount outstanding at September 30, 2020, was $37.0 million.

Secured borrowings : Due to the rights retained on certain loan participations sold, the Company is deemed to have retained effective control over these loans under Financial Accounting Standards Board (“FASB”)’s Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing”, and therefore these participations sold must be accounted for as a secured borrowing. At September 30, 2020, total secured borrowings were $4.0 million representing an increase in loans held for investment and matching increase in long-term borrowings.  At December 31, 2019, total secured borrowings were $14.7 million representing an increase in loans held for investment and matching increase in long-term borrowings.  None of the secured borrowings mature in the next five years following the latest balance sheet date.

NOTE 11. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Spirit of Texas Bancshares, Inc. 2008 Stock Plan (the “2008 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2008 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2020	898,572	$-
Granted	—
Exercised	(40,500)	$11.93	$-
Forfeited	(1,400)	$15.89
Expired	—	—
Outstanding at September 30, 2020	856,672	$13.45	$-	3.72
Vested and exercisable at September 30, 2020	826,107	$13.42	$-	3.61

The total unrecognized compensation cost of $91 thousand related to the 2008 Stock Plan for the share awards outstanding at September 30, 2020 will be recognized over a weighted average remaining period of 0.83 years.

Spirit of Texas Bancshares, Inc. 2017 Stock Plan (the “2017 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2017 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2020	199,447	$17.53
Granted	—	—	—
Exercised	—	—	—
Forfeited	(1,733)	$15.00
Expired	—	—
Outstanding at September 30, 2020	197,714	$17.55	$-	6.96
Vested and exercisable at September 30, 2020	100,512	$16.98	$-	6.84

The total unrecognized compensation cost of $357 thousand related to the 2017 Stock Plan for the share awards outstanding at September 30, 2020 will be recognized over a weighted average remaining period of 2.30 years.

2017 Stock Plan – Restricted Stock Unit Awards

On four different dates during the nine-month period ended September 30, 2020, the Company granted a total of 138,575 restricted stock units to employees and directors that vest in full (i.e., cliff vesting) on the five year anniversary of the grant date. The fair value of the restricted stock units on the grant date was $1.5 million and will be recognized as compensation expense over the requisite vesting period ending on the respective five year anniversary of the restricted stock unit award’s grant date.

The following table presents the activity during the period related to restricted stock units from the 2017 Stock Plan:

	2017 Stock Plan
	Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	59,280	$22.11
Granted	138,575	11.18
Vested	(14,788)	22.24
Forfeited	(2,500)	21.20
Outstanding at September 30, 2020	180,567	$13.73

A summary of selected data related to stock-based compensation expense for the three months ended September 30, 2020 and 2019 are as follows:

	Restricted Stock Unit Awards
	September 30,
	2020	2019
	(Dollars in thousands)
Stock-based compensation expense	$647	$77
Unrecognized compensation expense related to stock-based compensation	$2,443	$1,138
Weighted-average life over which expense is expected to be recognized (years)	4.49	4.44

Warrants

In connection with the acquisition of Bank4Texas in 2010, the Company issued warrants for 12,491 shares of stock. The warrants are exercisable at $10.50 per share and expired in August 2020. Activity for the Bank4Texas Warrants for the period indicated is summarized as follows:

	Bank4Texas Warrants
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2020	9,872	$10.50
Granted	—	—
Exercised	(5,933)	$10.50	—
Forfeited (1)	—	—
Expired	(3,939)	11
Outstanding at September 30, 2020	-	$-	—	-
Vested and exercisable at September 30, 2020	-	$-	—	-

(1) Forfeitures are accounted for in the period they occur

In connection with the acquisition of Oasis Bank in 2012, the Company issued warrants for 19,140 shares of stock. The Oasis warrants are exercisable at $12.84 per share and expire in November 2022. There was no activity during the three or nine months ended September 30, 2020 on the Oasis warrants.

NOTE 12. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Net income available to common stockholders	$7,088	$5,330	$18,856	$14,967
Weighted average number of common shares - basic	17,340,898	15,370,480	17,701,003	13,774,776
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	42,529	400,769	70,662	424,150
Weighted average number of common shares - diluted	17,383,427	15,771,249	17,771,665	14,198,926
Basic earnings per common share	$0.41	$0.35	$1.07	$1.09
Diluted earnings per common share	$0.41	$0.34	$1.06	$1.05
Anti-dilutive warrants and stock options	1,051,547	119,078	566,835	148,578

NOTE 13. INCOME TAXES

The effective tax rates for the three months ended September 30, 2020 and 2019 were 20.4% and 20.5%, respectively.  The effective tax rates for the nine months ended September 30, 2020 and 2019 were 17.9% and 20.0%, respectively.  The effective tax rate for the nine months ended September 30, 2020 was favorably impacted by a discrete income tax benefit in the amount of $575 thousand driven by the Company’s decision to carry back certain net operating losses as allowed by the CARES Act, which was enacted on March 27, 2020. The Company does not anticipate any additional significant impact from other provisions of the CARES Act.

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of and for both periods ending September 30, 2020 and December 31, 2019, the Company’s reserve for unfunded commitments totaled $118 thousand and $98 thousand, respectively.

Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.

Financial Instruments Commitments

Unfunded commitments are as follows for the periods presented:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Unfunded loan commitments	$260,197	$243,568
Commercial and standby letters of credit	2,687	1,232
Total	$262,884	$244,800

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

NOTE 15. FAIR VALUE MEASUREMENTS

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

The following tables present the assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Treasury securities	$5,517	$—	$—	$5,517
State and municipal obligations	—	2,478	—	2,478
Residential mortgage-backed securities	—	79,460	—	79,460
Corporate Bonds	—	32,359	—	32,359
SBA servicing rights	—	—	3,051	3,051
Total	$5,517	$114,297	$3,051	$122,865

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Treasury securities	$60,371	$-	$—	$60,371
State and municipal obligations	—	7,981	—	7,981
Residential mortgage-backed securities	—	28,585	—	28,585
SBA servicing rights	—	—	3,355	3,355
Total	$60,371	$36,566	$3,355	$100,292

There were no transfers of financial assets between levels of the fair value hierarchy during the three or nine months ended September 30, 2020.

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

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	Estimated Fair Value
	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Assets (classified in Level 3):
Impaired loans	$5,631	$3,990
Other real estate and repossessed assets	302	3,653

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

The following tables show significant unobservable inputs used in the recurring and non-recurring fair value measurements of Level 3 assets:

Level 3 Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range/Weighted Average
September 30, 2020
Non-recurring:
Impaired loans	$5,631	Third party appraisals	Collateral discounts	0.0% - 100.0% (31.6%)
Other real estate owned	302	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	3,051	Discounted cash flows	Conditional prepayment rate	12.2%
			Discount rate	10.0%
December 31, 2019
Non-recurring:
Impaired loans	$3,990	Third party appraisals	Collateral discounts	0.0% - 100.0% (19.2%)
Other real estate owned	3,653	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	3,355	Discounted cash flows	Conditional prepayment rate	11.8%
			Discount rate	11.5%

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows for the periods presented:

September 30, 2020	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$151,084	$151,084	$151,084	$—	$—
Time deposits in other banks	—	—	—	—	—
Available for sale securities	119,814	119,814	5,517	114,297	—
FHLB and other bank stock	5,709	5,709	—	5,709	—
Loans, net	2,440,146	2,421,367	—	—	2,421,367
Loans held for sale	4,287	4,665	—	4,665	—
Accrued interest receivable	11,612	11,612	—	11,612	—
Bank-owned life insurance	15,878	15,878	—	15,878	—
SBA servicing rights	3,051	3,051	—	—	3,051

Financial Liabilities:
Deposits	$2,287,516	$2,290,652	$—	$2,290,652	$—
Accrued interest payable	1,321	1,321	—	1,321	—
Short-term borrowings	10,000	10,092	—	10,000	—
Long-term borrowings	267,746	270,209	—	270,209	—

December 31, 2019	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$325,957	$325,957	$325,957	$—	$—
Time deposits in other banks	490	490
Available for sale securities	96,937	96,937	—	96,937	—
FHLB and other bank stock	8,310	8,310	—	8,310	—
Loans, net	1,760,445	1,758,511	—	—	1,758,511
Loans held for sale	3,989	4,307	—	4,307	—
Accrued interest receivable	6,507	6,507	—	6,507	—
Bank-owned life insurance	15,610	15,610	—	15,610	—
SBA servicing rights	3,355	3,355	—	—	3,355

Financial Liabilities:
Deposits	$1,928,126	$1,855,491	$—	$1,855,491	$—
Accrued interest payable	1,219	1,219	—	1,219	—
Short-term borrowings	—	—	—	—	—
Long-term borrowings	105,140	102,488	—	102,488	—

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at September 30, 2020 and December 31, 2019, include cash and cash equivalents, time deposits in other banks and accrued interest receivable and payable.

NOTE 16. SUBSEQUENT EVENTS

On October 16, 2020, we closed the previously announced sale of our Clear Lake Branch to Moody National Bank (the “Clear Lake Branch Sale”), which resulted in the sale of deposits of approximately $24.2 million.  Final settlement on the sale will occur during the fourth quarter of 2020 and is expected to result in a gain on sale of approximately $700 thousand and a reduction in rental and personnel expenses of $350 thousand. On October 20, 2020, the Bank entered into a Branch Purchase and Assumption Agreement with First State Bank, pursuant to which First State Bank will purchase certain assets and assume certain liabilities (the “Jacksboro Branch Sale” and together with the Clear Lake Branch Sale, the “Branch Sales”) associated with the Bank’s branch located at 1220 North Main Street, Jacksboro, Texas 76458 (the “Jacksboro Branch”).  The sale will involve a reduction of loans, real property, and deposits of approximately $4.6 million, $1.5 million, and $3.4 million respectively.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the three months and nine months ended September 30, 2020 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our Annual Report on Form 10-K for the year ended December 31, 2019. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “Company,” “we,” “our,” and “us” refer to Spirit of Texas Bancshares, Inc., a Texas corporation, and our wholly-owned banking subsidiary, Spirit of Texas Bank SSB, a Texas state savings bank. References in this Form 10-Q to “Bank” refer to Spirit of Texas Bank, SSB. References in this Form 10-Q to “Houston metropolitan area,” “Dallas/Fort Worth metropolitan area,” “Bryan/College Station metropolitan area,” “San Antonio-New Braunfels metropolitan area,” “Corpus Christi metropolitan area” “Tyler metropolitan area” and the “Austin metropolitan area” refer to the Houston-The Woodlands-Sugar Land Metropolitan Statistical Area, the Dallas-Fort Worth- Arlington Metropolitan Statistical Area, the College Station-Bryan Metropolitan Statistical Area, the San Antonio-New Braunfels Statistical Area, the Corpus Christ Statistical Area, the Tyler Statistical Area and the Austin Metropolitan Statistical Area, respectively. Unless otherwise indicated, the reported results are for the three and nine months ended September 30, 2020 with the “same period,” the “comparable period,” and “prior period” being the respective three and nine months ended September, 30 2019.

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
3.

the impact, duration and severity of the COVID-19 pandemic, the response of governmental authorities to the pandemic and our participation in COVID-related government programs such as the Paycheck Protection Program (“PPP”) and Main Street Lending Program;

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
32.	the cost savings from our recent acquisitions and branch divestitures may not be fully realized or may take longer to realize than expected; and

33.	operating costs, customer loss and business disruption following the acquisitions, including adverse effects on relationships with employees, may be greater than expected; and
34.	competition from other financial services companies in the Company’s markets.

Other factors not identified above, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2020 and March 31, 2020 may also cause our results to differ materially from the anticipated or estimated results described in our forward-looking statements. The foregoing factors should not be construed as exhaustive, and you should consider these factors in connection with considering any forward-looking statements that may be made by us. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statements speaks only as of the date on which it is made, and we undertake no obligation to release publicly any revisions to any forward-looking statement, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

Ongoing COVID-19 Pandemic

Our business has been, and continues to be, impacted by the recent and ongoing outbreak of COVID-19. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Efforts to limit the spread of COVID-19 led to shelter-in-place orders, the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. Although many of these restrictions have been lifted and society has begun to re-open, the pandemic is ongoing and additional uncertainties exist which may continue to impact our customers, employees and vendors; the financial services and banking industry; and the economy as a whole. These uncertainties include, the extent and severity of the spread of COVID-19, the length of the outbreak, and future actions taken by governmental authorities to contain the outbreak or to mitigate its impact. COVID-19 has negatively affected, and is expected to continue to negatively affect, our business, financial position and operating results. In light of the uncertainties and continuing developments discussed herein.  We are currently unable to fully assess or predict the extent of the effects of COVID-19 on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.  Please refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q.

In the State of Texas, many jurisdictions have declared health emergencies. The resulting closures of non-essential businesses and related economic disruption impacted and continues to impact our operations, as well as the operations of our customers. Financial services have been identified as a Critical Infrastructure Sector by the Department of Homeland Security. Accordingly, our business remains open. In order to facilitate the continued delivery of essential services while prioritizing the safety of our customers and employees, we have taken the following measures:

•	Implemented our communications plans to ensure our employees, customers and critical vendors are kept informed of new developments affecting our operations.
•	Requiring masks to be worn by all customers and employees in all of our lobbies and other corporate facilities.
•	Expanded remote-access availability to ensure employees have the capability to work from home or other remote locations.

For our customers, we have established a variety of temporary relief programs which include loan payment deferrals, late fee and overdraft waivers and the suspension of foreclosure and repossessions. We continue to work with our customers to originate and renew business loans as well as originate loans made available through the U.S. Small Business Administration’s Paycheck Protection Program, a lending program established as part of the relief to American consumers and businesses in the CARES Act, as further described below.

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

Overview

We are a Texas corporation and a registered bank holding company located in the Houston metropolitan area with headquarters in Conroe, Texas. We offer a broad range of commercial and retail banking services through our wholly-owned bank subsidiary, Spirit of Texas Bank, SSB. We operate through 38 full-service branches and two loan productions offices located primarily in the Houston, Dallas/Fort Worth, San Antonio-New Braunfels, Corpus Christi, Austin, and Tyler metropolitan areas. As of September 30, 2020, we had total assets of $2.93 billion, loans held for investment of $2.45 billion, total deposits of $2.29 billion and total stockholders’ equity of $351.5 million.

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

Performance Highlights

Operating and financial highlights for the three months ended September 30, 2020 include the following:

•

Net income for the third quarter of 2020 was $7.1 million. Adjusted net income for the third quarter of 2020 was $6.5 million, which excluded $342 thousand of after-tax, merger-related expenses and $1.0 million after-tax gain on sale of securities.

•

Diluted earnings per share were $0.41 for the third quarter of 2020. Adjusted diluted earnings per share were $0.38 for the third quarter of 2020, which excluded $342 thousand of after-tax, merger-related expenses and $1.0 million after-tax gain on sale of securities.

•	Net interest margin and tax equivalent net interest margin were 3.90% and 3.97%, respectively.
•	Return on average assets was 0.96%, annualized including merger-related expenses and gain on sale of securities.
•	Book value per share was $20.30 and tangible book value per share was $15.31.

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

Analysis of Results of Operations

Net income for the three months ended September 30, 2020 totaled $7.1 million, which generated diluted earnings per common share of $0.41 for the three months ended September 30, 2020. Adjusted net income, which is a non-GAAP measure, for the three months ended September 30, 2020 totaled $6.5 million which excluded $342 thousand of after-tax, merger-related expenses and $1.0 million of after-tax gain on sales of securities, which generated adjusted diluted earnings per common share of $0.38. Net income for the three months ended September 30, 2019 totaled $5.3 million, which generated diluted earnings per common share of $0.34 for the three months ended September 30, 2019. The increase in net income was driven by an increase in net interest income of $5.7 million that was primarily attributable to organic and acquired growth in the average balance of loans.  Noninterest income also increased to $4.8 million for the three months ended September 30, 2020 compared to $2.7 million for the three months ended September 30, 2019.  Growth in net interest income and noninterest income were partially offset by an increase in provision expense to $2.8 million for the three months ended September 30, 2020 compared to $900 thousand for the three months ended September 30, 2019 and higher noninterest expense which was $19.3 million for the three months ended September 30, 2020 compared to $15.6 million for the three months ended September 30, 2019.  The increase in noninterest expense was mainly the result of an increase in salaries and benefits of $1.9 million, regulatory assessments of $773 thousand, and other operating expenses of $483 thousand.  These increases relate primarily to expanded asset size and operations due to the Citizens acquisition and Simmons branch acquisition and merger related expenses. Our results of operations for the three months ended September 30, 2020 produced an annualized return on average assets of 0.96% compared to an annualized return on average assets of 1.10% for the three months ended September 30, 2019. We had an annualized return on average stockholders’ equity of 8.06% for the three months ended September 30, 2020, compared to an annualized return on average stockholders’ equity of 7.80% for the three months ended September 30, 2019.

Net income for the nine months ended September 30, 2020 totaled $18.9 million, which generated diluted earnings per common share of $1.06 for the nine months ended September 30, 2020. Adjusted net income for the nine months ended September 30, 2019 totaled $19.0 million which excluded $2.0 million of after-tax merger-related expenses, $1.0 million of after-tax gain on sale of securities and a $575 thousand income tax benefit related to a net operating loss carryback, which generated adjusted diluted earnings per common share of $1.08. Net income for the nine months ended September 30, 2019 totaled $15.0 million, which generated diluted earnings per common share of $1.05 for the nine months ended September 30, 2019. The increase in net income was driven by an increase in net interest income of $20.4 million that was primarily attributable to increasing loan balances from organic and acquired growth, partially offset by an increase in noninterest expense of $12.0 million, which was mainly the result of an increase of salaries and employee benefits of $5.7 million, provision expense of $4.8 million, and occupancy expense of $2.6 million. Our results of operations for the nine months ended September 30, 2020 produced an annualized return on average assets of 0.92% compared to an annualized return on average assets of 1.15% for the nine months ended September 30, 2019. We had an annualized return on average stockholders’ equity of 7.27% for the nine months ended September 30, 2020, compared to an annualized return on average stockholders’ equity of 8.70% for the nine months ended September 30, 2019.

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

	Three Months Ended September 30,
	2020			2019
	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$134,573	$101	0.30%	$135,460	$750	2.20%
Loans, including loans held for sale (2)	2,436,667	29,901	4.87%	1,458,603	23,064	6.27%
Investment securities and other	93,115	479	2.04%	175,369	1,187	2.69%
Total interest-earning assets	2,664,355	30,481	4.54%	1,769,432	25,001	5.61%
Noninterest-earning assets	265,462			150,139
Total assets	$2,929,817			$1,919,571
Interest-bearing liabilities:
Interest-bearing demand deposits	$375,421	$176	0.19%	$285,306	$349	0.49%
Interest-bearing NOW accounts	14,644	7	0.19%	7,846	3	0.15%
Savings and money market accounts	541,681	621	0.45%	273,662	579	0.84%
Time deposits	713,618	2,588	1.44%	630,969	3,166	1.99%
FHLB advances and other borrowings	211,214	875	1.64%	65,358	425	2.58%
Total interest-bearing liabilities	1,856,578	4,267	0.91%	1,263,141	4,522	1.42%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	715,783			380,997
Other liabilities	8,451			4,232
Stockholders' equity	349,005			271,201
Total liabilities and stockholders' equity	$2,929,817			$1,919,571
Net interest rate spread			3.63%			4.19%
Net interest income and margin		$26,214	3.90%		$20,479	4.59%
Net interest income and margin (tax equivalent)(3)		$26,660	3.97%		$20,632	4.63%

	Nine Months Ended September 30,
	2020			2019
	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$195,518	$1,100	0.75%	$116,307	$2,038	2.34%
Loans, including loans held for sale (2)	2,207,922	87,068	5.25%	1,327,595	62,386	6.28%
Investment securities and other	94,237	1,525	2.16%	166,877	3,761	3.01%
Total interest-earning assets	2,497,677	89,693	4.78%	1,610,779	68,185	5.66%
Noninterest-earning assets	243,159			134,635
Total assets	$2,740,836			$1,745,414
Interest-bearing liabilities:
Interest-bearing demand deposits	$358,536	$576	0.21%	$236,213	$910	0.52%
Interest-bearing NOW accounts	23,755	51	0.29%	7,606	9	0.15%
Savings and money market accounts	508,455	2,457	0.64%	258,722	1,609	0.83%
Time deposits	706,295	8,759	1.65%	609,035	8,578	1.88%
FHLB advances and other borrowings	149,705	1,807	1.61%	69,454	1,414	2.72%
Total interest-bearing liabilities	1,746,746	13,650	1.04%	1,181,030	12,520	1.42%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	639,571			330,253
Other liabilities	7,693			4,232
Stockholders' equity	346,826			229,899
Total liabilities and stockholders' equity	$2,740,836			$1,745,414
Net interest rate spread			3.74%			4.24%
Net interest income and margin		$76,043	4.06%		$55,665	4.62%
Net interest income and margin (tax equivalent)(3)		$77,309	4.12%		$56,108	4.66%

(1)	Average balances presented are derived from daily average balances.
(2)	Includes loans on nonaccrual status.
(3)

In order to make pretax income and resultant yields on tax-exempt loans comparable to those on taxable loans, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the three months ended September 30, 2020 and 2019, which is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates follows:

	Three Months Ended September 30, 2020 compared to 2019
	Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$(5)	$(644)	$(649)
Loans, including loans held for sale (2)	35,791	(28,954)	6,837
Investment securities and other	(467)	(241)	(708)
Total change in interest income	$35,319	$(29,839)	$5,480
Interest-bearing liabilities:
Interest-bearing demand deposits	$506	$(679)	$(173)
Interest-bearing NOW accounts	3	1	4
Savings and money market accounts	1,500	(1,458)	42
Time deposits	2,037	(2,615)	(578)
FHLB advances and other borrowings	1,524	(1,074)	450
Total change in interest expenses	5,570	(5,825)	(255)
Total change in net interest income	$29,749	$(24,014)	$5,735

	Nine Months Ended September 30, 2019 compared to 2018
	Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$1,382	$(2,320)	$(938)
Loans, including loans held for sale (2)	41,672	(16,990)	24,682
Investment securities and other	(1,353)	(883)	(2,236)
Total change in interest income	$41,701	$(20,193)	$21,508
Interest-bearing liabilities:
Interest-bearing demand deposits	$561	$(895)	$(334)
Interest-bearing NOW accounts	26	16	42
Savings and money market accounts	1,518	(670)	848
Time deposits	1,701	(1,520)	181
FHLB advances and other borrowings	1,458	(1,065)	393
Total change in interest expenses	5,264	(4,134)	1,130
Total change in net interest income	$36,437	$(16,059)	$20,378

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.
(2)	Includes loans on nonaccrual status.

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Net interest income was $26.2 million for the three months ended September 30, 2020 compared to $20.5 million for the three months ended September 30, 2019, representing an increase of $5.7 million, or 28.0%. The increase in net interest income was primarily due to an increase in interest income of $5.5 million. Interest income on loans increased by $6.8 million for the three months ended September 30, 2020. The growth in average loans of $978 million, including loans held for sale, for the three months ended September 30, 2020 was the primary driver of the increase in interest income on loans, partially offset by a decrease in the average rate on loans of 140 basis points over the same period.

Interest expense was $4.3 million for the three months ended September 30, 2020 compared to $4.5 million for the three months ended September 30, 2019.  Interest expense was relatively flat for the three months ended September 30, 2020 given that increases in average interest-bearing liabilities of $593.4 million was offset by a decrease in the average yield on interest-bearing liabilities of 51 basis points. The average cost of deposits for the three months ended September 30, 2020 was 0.57%. This represents a decrease of 46 basis points compared to the average cost of deposits of 1.03% for the three months ended September 30, 2019.  The decrease was primarily due to an increase in the mix of noninterest-bearing demand deposits as a result of PPP accounts. For the three months ended September 30, 2020, the average rate paid on time deposits was 1.44%, compared to 1.99% for the three months ended September 30, 2019.

The net interest margin was 3.90% for the three months ended September 30, 2020, compared to 4.59% for the three months ended September 30, 2019, representing a decrease of 69 basis points. The tax equivalent net interest margin was 3.97% for the three months ended September 30, 2020, compared to 4.63% for the three months ended September 30, 2019, representing a decrease of 66 basis points. The average yield on interest-earning assets decreased by 107 basis points for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, while the average rate paid on interest-bearing liabilities decreased by 51 basis points, resulting in a 56 basis point decrease in the interest rate spread. The decrease in both net interest margin and interest rate spread primarily resulted from the decrease in interest rates by the Federal Open Market Committee during the first quarter of 2020 which led to rate resets on during the second and third quarters.

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

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Net interest income was $76.0 million for the nine months ended September 30, 2020, compared to $55.7 million for the nine months ended September 30, 2019, representing an increase of $20.4 million, or 36.6%. The increase in net interest income was primarily due to an increase in interest income of $21.7 million partially offset by an increase in interest expense of $1.3 million. Interest income on loans increased by $24.8 million for the nine months ended September 30, 2020. The growth in average loans of $880.3 million, including loans held for sale, for the nine months ended September 30, 2020 was the primary driver of the increase in interest income on loans, offset by a decrease in the average rate on loans of 103 basis points over the same period.

Interest expense was $13.8 million for the nine months ended September 30, 2020, compared to $12.5 million for the nine months ended September 30, 2019, representing an increase of $1.3 million. This increase was mainly due to an increase in interest expense on deposits. Interest expense on deposits totaled $11.8 million for the nine months ended September 30, 2020 compared to $11.1 million for the nine months ended September 30, 2019, representing an increase of $737 thousand, resulting primarily from an increase in the average balance of deposits of $485 million. The average cost of deposits for the nine months ended September 30, 2020 was 0.71%. This represents a decrease of 32 basis points compared to the average cost of deposits of 1.03% for the nine months ended September 30, 2019. The decrease in cost of deposits was primarily attributable to the decrease in interest rates by the Federal Open Market Committee during 2020. For the nine months ended September 30, 2020, the average rate paid on time deposits was 1.65%, compared to 1.88% for the nine months ended September 30, 2019.

The net interest margin was 4.06% for the nine months ended September 30, 2020 compared to 4.62% for the nine months ended September 30, 2019, representing a decrease of 56 basis points. The tax equivalent net interest margin was 4.12% for the nine months ended September 30, 2020, compared to 4.66% for the nine months ended September 30, 2019, representing a decrease of 54 basis points. The average yield on interest-earning assets decreased by 88 basis points for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, while the average rate paid on interest-bearing liabilities decreased by 38 basis points, resulting in a 50 basis point decrease in the interest rate spread. The decrease in both net interest margin and interest rate spread primarily resulted from the decrease in the yield on interest-earning assets slightly offset by an increase in average loan balance of $880.3 million as well as the decrease in deposit yields.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan and lease losses at a level capable of absorbing inherent losses in the loan portfolio. See the discussion under “—Critical Accounting Policies—Allowance for Loan and Lease Losses.” Our management and board of directors review the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance for loan and lease losses calculation is segregated by call report code and then further segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale by loan officers that are subject to validation by a third party loan review or our internal credit committee. Risk ratings are categorized as pass, watch, special mention, substandard, doubtful and loss, with some general allocation of reserves based on these grades. Impaired loans are reviewed specifically and separately under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 310, “Receivables,” to determine the appropriate reserve allocation. Management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Loan Segments negatively impact by COVID-19 and deferrals granted as a result of the pandemic do not have a direct impact on the provision; however, adjustments to qualitative factors and loan downgrades within these populations have been made which do impact the provision. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan and lease losses at an appropriate level.

Three months ended September 30, 2020 compared to three months ended September 30, 2019

The provision for loan losses was $2.8 million for the three months ended September 30, 2020 and $900 thousand for the three months ended September 30, 2019. The majority of the provision for the quarter related to increased qualitative reserves due to the current economic environment as discussed under “Recent Developments Related to COVID-19” and annual updates to the allowance model as discussed in more detail in the section below captioned “Analysis of the Allowance for Loan and Lease Losses”. The ratio of net charged-off loans to average loans (annualized) was 0.08% for the three months ended September 30, 2020 and 0.17% for the three months ended September 30, 2019. Charge-offs taken in the third quarter of 2020 were primarily on impaired loans which had been provided for in a previous period.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

The provision for loan losses was $6.8 million for the nine months ended September 30, 2020 and $2.1 million for the nine months ended September 30, 2019. The majority of the provision for the nine months ended September 30, 2020 related to increased qualitative reserves due to the current economic environment as discussed under “Recent Developments Related to COVID-19”. The ratio of net charged-off loans to average loans (annualized) was 0.08% for the nine months ended September 30, 2020 and 0.18% for the nine months ended September 30, 2019. Charge-offs taken through September 30, 2020 were primarily on impaired loans which had been provided for in a previous period.

Our management maintains a proactive approach in managing nonperforming loans, which were $8.7 million, or 0.36% of loans held for investment, at September 30, 2020, and $6.5 million, or 0.37% of loans held for investment, at December 31, 2019. The allowance for loan and lease losses totaled $12.2 million, or 0.50% of loans held for investment, at September 30, 2020, compared to $6.7 million, or 0.38% of loans held for investment, at December 31, 2019. The ratio of allowance for loan and lease losses to nonperforming loans was 139.84% at September 30, 2020, compared to 104.18% at December 31, 2019.

Noninterest Income

Our noninterest income includes the following: (1) service charges and fees; (2) SBA loan servicing fees; (3) mortgage referral fees; (4) swap referral fees; (5) gain on the sales of loans, net; (6) gain (loss) on sales of investment securities; and (7) other.

The following table presents a summary of noninterest income by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change from the Prior Period	2020	2019	Change from the Prior Period
Noninterest income:
Service charges and fees	$1,525	$866	76.1%	$4,106	$2,564	60.1%
SBA loan servicing fees	619	234	164.5%	885	538	64.5%
Mortgage referral fees	428	173	147.4%	987	481	105.2%
Swap referral fees	494	—	—	1,336	—	—
Gain on sales of loans, net	612	1,151	-46.8%	1,402	3,339	-58.0%
Gain on sales of investment securities	1,031	—	0.0%	1,031	2,134	-51.7%
Other noninterest income	110	257	-57.2%	349	457	-23.6%
Total noninterest income	$4,819	$2,681	79.7%	$10,096	$9,513	6.1%

Three months ended September 30, 2020 compared to three months ended September 30, 2019

For the three months ended September 30, 2020, noninterest income totaled $4.8 million, a $2.1 million, or 79.7%, increase from $2.6 million for the prior period. This increase was primarily due to a $1.0 million gain on sale of securities, $659 thousand increase in service charges and fees, and swap referral fees of $494 thousand offset by a decrease in gain on sale of loans by $539 thousand.

Service charges and fees were $1.5 million for the three months ended September 30, 2020, compared to $866 thousand for the three months ended September 30, 2019.  The increase in service charges and fees were the result of increase deposit accounts related to the Citizens acquisition and the Simmons branch acquisition.

SBA loan servicing fees were $619 thousand for the three months ended September 30, 2020, compared to $234 thousand for the three months ended September 30, 2019.  The increase in SBA loan servicing fees were primarily driven by positive fair value adjustments to the servicing asset during the quarter.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

For the nine months ended September 30, 2020, noninterest income totaled $10.1 million, a $583 thousand, or 6.1%, increase from $9.5 million for the prior period. This increase was primarily due to an increase in service charges and fees of $1.5 million and swap referral fees of $1.3 million offset by a decrease in the gain on sales of investment securities of $1.1 million, and decrease in the gain on sales of loans of $1.9 million. We currently expect noninterest income to remain at reduced levels due to less loan sales and fewer swap agreements in response to the COVID-19 pandemic; however, these revenue streams are beginning to show signs of improvement.

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

The following table presents a summary of noninterest expenses by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change from the Prior Period	2020	2019	Change from the Prior Period
Noninterest expense:
Salaries and employee benefits	$11,365	$9,502	19.6%	$31,100	$25,391	22.5%
Occupancy and equipment expenses	2,222	1,710	29.9%	7,298	4,662	56.5%
Professional services	555	791	-29.8%	2,166	2,854	-24.1%
Data processing and network	1,002	884	13.3%	2,594	2,100	23.5%
Regulatory assessments and insurance	517	(256)	-302.0%	1,298	157	726.8%
Amortization of intangibles	919	1,015	-9.5%	2,784	2,624	6.1%
Advertising	333	134	148.5%	605	398	52.0%
Marketing	18	136	-86.8%	216	407	-46.9%
Telephone expense	563	289	94.8%	1,453	767	89.4%
Conversion expense	279	314	-11.1%	1,825	1,918	-4.8%
Other operating expenses	1,520	1,037	46.6%	5,018	3,107	61.5%
Total noninterest expense	$19,293	$15,556	24.0%	$56,357	$44,385	27.0%

Three months ended September 30, 2020 compared to three months ended September 30, 2019

For the three months ended September 30, 2020, noninterest expense totaled $19.3 million, a $3.7 million, or 24.0%, increase from $15.6 million for the prior period. This increase was primarily due to an increase in salaries and benefits of $1.9 million, regulatory assessments and insurance of $773 thousand and an increase in occupancy and equipment expenses of $512 thousand.

Salaries and benefits increased $1.9 million from the prior period primarily due to an increased number of full time equivalents (“FTE”) associated with the Citizens acquisition and Simmons branch acquisition.

Regulatory assessments and insurance increased $773 thousand for the three months ended September 30, 2020 compared to September 30, 2019 due to the FDIC assessment credit received in the prior year.

Occupancy and equipment expenses totaled $2.2 million for the three months ended September 30, 2020 compared to $1.7 million for the three months ended September 30, 2019. This increase is primarily the result of the increased branch locations associated with the Citizens acquisition and Simmons branch acquisition.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

For the nine months ended September 30, 2020, noninterest expense totaled $56.4 million, a $12.0 million, or 27.0%, increase from $44.4 million for the prior period. This increase was primarily due to an increase in salaries and employee benefits of $5.7 million, occupancy and equipment expenses of $2.6 million, increase in regulatory assessments and insurance of $1.1 million, and an increase in other operating expenses of $1.9 million.

Salaries and employee benefits expense totaled $31.1 million for the nine months ended September 30, 2020, compared to $25.4 million for the nine months ended September 30, 2019.  The increase was due to the increase in FTEs resulting from the Citizens acquisition and Simmons branch acquisition.

Occupancy and equipment expenses totaled $7.3 million for the nine months ended September 30, 2020, compared to $4.7 million for the nine months ended September 30, 2019. This increase is primarily the result of the increased number of locations resulting from the Citizens acquisition and Simmons branch acquisition.

Regulatory assessments and insurance increased $1.1 million for the nine months ended September 30, 2020 compared to September 30, 2019 due to the FDIC assessment credit received in the prior year and overall increases in asset size and deposit base resulting from the Citizens acquisition and Simmons branch acquisition.

Other operating expenses increased $1.9 million for the nine months ended September 30, 2020 compared to September 30, 2019. The increase is primarily due to increased payroll processing costs directly related to FTE increases associated with the, Citizens and Simmons transactions and increased loan processing costs.

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

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Income tax expense was $1.8 million for the three months ended September 30, 2020, an increase of $447 thousand compared to income tax expense of $1.4 million for the three months ended September 30, 2019. Our effective tax rates for the three months ended September 30, 2020 and 2019 were 20.4% and 20.5%, respectively.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Income tax expense was $4.1 million for the nine months ended September 30, 2020, an increase of $361 thousand compared to income tax expense of $3.7 million for the nine months ended September 30, 2019. Our effective tax rates for the nine months ended September 30, 2020 and 2019 were 17.9% and 20.0%, respectively. The effective tax rate for the nine months ended September 30, 2020 was favorably impacted by a discrete income tax benefit driven by the Company’s decision to carry back certain net operating losses as allowed by the CARES Act, which was enacted on March 27, 2020.

Financial Condition

Our total assets increased $540 million, or 23%, from $2.38 billion as of December 31, 2019 to $2.93 billion as of September 30, 2020, primarily as a result of the completion of the Simmons branch acquisition and the origination of approximately $428 million of PPP loans.

Investment Securities

We use our investment securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, and meet collateral requirements and meet regulatory capital requirements. The average balance of the securities portfolio, including FHLB and The Independent Bankers Bank (“TIB”) bank stock, for the three months ended September 30, 2020 and 2019 was $93.1 million and $175.4 million, respectively, with a pre-tax yield of 2.04% and 2.69%, respectively. We held 69 securities classified as available for sale with an amortized cost of $120.1 million as of September 30, 2020.

Management evaluates securities for other-than-temporary impairment (“OTTI”), at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. No securities were determined to be impaired as of September 30, 2020 or December 31, 2019.

The following table shows contractual maturities and the weighted average yields on our investment securities as of the dates presented. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are not presented on a taxable equivalent basis:

	Maturity as of September 30, 2020
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
U.S. Treasury securities	$5,499	1.95%	$-	0.00%	$-	0.00%	$-	0.00%
State and municipal obligations	1,970	2.02%	271	3.89%	80	4.00%	97	4.44%
Residential mortgage-backed securities	—	0.00%	-	0.00%	-	0.00%	79,824	0.60%
Corporate Bonds	—	0.00%	4,223	3.26%	25,543	5.14%	2,607	4.61%
Total available for sale	$7,469	1.97%	$4,494	3.30%	$25,623	5.14%	$82,528	0.73%

As a member institution of the FHLB and TIB, the Bank is required to own capital stock in the FHLB and TIB. As of September 30, 2020 and December 31, 2019, the Bank held approximately $5.7 million in FHLB and TIB bank stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or TIB. Such repurchases have historically been at par value. We monitor our investment in FHLB and TIB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of September 30, 2020 and December 31, 2019, management did not identify any indicators of impairment of FHLB and TIB stock.

Except for securities issued by U.S. government agencies, we did not have any concentrations where the total outstanding balances issued by a single issuer exceed 10% of our stockholders’ equity as of September 30, 2020 and December 31, 2019.

Our securities portfolio had a weighted average life of 4.24 years and an effective duration of 2.06 years as of September 30, 2020 and a weighted average life of 2.46 years and an effective duration of 2.09 years as of December 31, 2019.

Loans Held for Sale

Loans held for sale consist of the guaranteed portion of SBA loans that we intend to sell after origination which totaled $4.0 million at both September 30, 2020 and December 31, 2019.  Additionally, management decided sell the credit card portfolio acquired in conjunction with the Citizens acquisition.  These loans totaling $327 thousand were also classified as held for sale at September 30, 2020.

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

Our total loans held for investment of $2.45 billion as of September 30, 2020 represented an increase of $685 million, or 39%, compared to $1.77 billion as of December 31, 2019. Our loans as a percentage of assets were 83.8% and 74.1% as of September 30, 2020 and December 31, 2019, respectively.

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table summarizes the allocation of loans by type as of the dates presented.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial and industrial loans (1)	$690,009	28.1%	$282,949	16.0%
Real estate:
1-4 single family residential loans	373,220	15.2%	375,743	21.2%
Construction, land and development loans	402,476	16.4%	259,384	14.7%
Commercial real estate loans (including multifamily)	906,134	36.9%	753,812	42.7%
Consumer loans and leases	12,977	0.5%	22,769	1.3%
Municipal and other loans	67,537	2.9%	72,525	4.1%
Total loans held in portfolio (2)	$2,452,353	100.0%	$1,767,182	100.0%

(1)	Balance includes $72.7 million and $74.2 million of the unguaranteed portion of SBA loans as of September 30, 2020 and December 31, 2019, respectively.
(2)

Balance includes $4.0 million and $14.7 million of secured borrowings as of September 30, 2020 and December 31, 2019, respectively.  See Note 5, Loans, Net, in the notes to our consolidated financial statements included elsewhere in this Form 10-Q for more details.

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

Commercial and industrial loans, including SBA loans, totaled $690 million as of September 30, 2020 and represented an increase of $407.1 million, or 143.9%, from $282.9 million as of December 31, 2019. The increase in commercial and industrial loans during the nine months ended September 30, 2020 was due primarily to acquired loans associated with the Simmons branch acquisition and the origination of PPP loans. We believe we are well-positioned for continued loan growth in our commercial and industrial loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas.

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

SBA loans held in our loan portfolio totaled $72.7 million and $74.2 million at September 30, 2020 and December 31, 2019, respectively.

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

1-4 single family residential real estate loans (including loans to foreign nationals) totaled $373.2 million as of September 30, 2020 and represented a decrease of $2.5 million, or 0.7%, from $375.7 million as of December 31, 2019. We believe we are well-positioned for continued loan growth in our 1-4 single family residential real estate loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas.

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

Construction loans totaled $402.5 million as of September 30, 2020 and represented an increase of $143.1 million, or 55.2%, from $259.4 million as of December 31, 2019. We believe we are well-positioned for continued loan growth in our construction, land and development loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas.

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

Commercial real estate loans consist of owner and nonowner-occupied commercial real estate loans, multifamily loans and farmland. Total commercial real estate loans of $906.1 million as of September 30, 2020 represented an increase of $152.3 million, or 20.2%, from $753.8 million as of December 31, 2019. We believe we are well-positioned for continued loan growth in our commercial real estate loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/Corpus Christi metropolitan areas.

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

Consumer loans and leases totaled $13.0 million as of September 30, 2020 and represented a decrease of $9.8 million, or 43.0%, from $22.8 million as of December 31, 2019. We have not actively grown our consumer portfolio because we believe current pricing on these loans does not adequately cover the inherent risk.

Municipal and other loans

Municipal and other loans consist primarily of loans made to municipalities and emergency service, hospital and school districts as well as agricultural loans.

We make loans to municipalities and emergency service, hospital and school districts primarily throughout Texas. The majority of these loans have tax or revenue pledges and in some cases are additionally supported by collateral. Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service. Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities. Total loans to municipalities and emergency service, hospital and school districts and others were $67.5 million as of September 30, 2020 and represented a decrease of $5.0 million, or 6.9%, from $72.5 million as of December 31, 2019.

Paycheck Protection Program

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of two years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 25% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). At September 30, 2020, PPP loans totaled $421.1 million which are included in commercial and industrial loans.

We are also currently participating in the Federal Reserve's PPP Facility which, through September 30, 2020, will extend loans to banks who are loaning money to small businesses under the PPP. The amount outstanding at September 30, 2020, was $173.7 million and is non-recourse and secured by the amount of the PPP loans we originate. The maturity date of a borrowing under the PPP Facility is equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPP Facility will bear interest at a rate of 0.35% and there would be no fees to us.

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

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due, other real estate owned and repossessed assets and restructured loans as of the dates indicated:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial and industrial loans	$4,058	$2,579
Real estate:
1-4 single family residential loans	1,941	1,901
Construction, land and development loans	217	214
Commercial real estate loans (including multifamily)	2,151	1,700
Consumer loans and leases	61	71
Municipal and other loans	—	—
Total nonaccrual loans	8,428	6,465
Accruing loans 90 days or more past due	301	2
Total nonperforming loans	8,729	6,467
Other real estate owned and repossessed assets	302	3,653
Total nonperforming assets	$9,031	$10,120
Restructured loans (1)	$249	$209

(1)

Restructured loans represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Nonperforming loans totaled $8.7 million at September 30, 2020, an increase of $2.3 million, or 35.0%, from $6.5 million at December 31, 2019. Nonperforming assets totaled $9.0_million at September 30, 2020, a decrease of $1.1 million, or 10.8%, from $10.1 million at December 31, 2019.

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

Certain borrowers are currently unable to meet their contractual payment obligations because of the effects of COVID-19. In an effort to mitigate the adverse effects of COVID-19 on our loan customers, we have provided them the opportunity to defer payments, or portions thereof, for up to 90 days, should they so request. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). Since the beginning of the Pandemic in March of 2020 through September 30, 2020, 1,216 qualified loans had been granted 90 day deferrals or interest-only payment periods of 90 days with an unpaid principal balance of $520.6 million.

During the third quarter of 2020, approximately 81.5% of loans had exited the deferral period with approximately 81.0% resuming regularly scheduled payments.  At September 30, 2020 approximately $106 million of loans remain in deferment with approximately $24.8 million and $7.0 million in second and third deferral periods, respectively. These deferrals have also caused the increase in accrued interest shown on the consolidated balance sheets at September 30, 2020 compared to December 31, 2019.

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

The following table sets forth our asset and credit quality ratios for the periods presented:

	September 30, 2020	December 31, 2019
Asset and Credit Quality Ratios
Nonperforming loans to loans held for investment (1)	0.36%	0.37%
Nonperforming assets to loans plus OREO	0.37%	0.57%
Nonperforming assets to total assets (2)	0.31%	0.42%
Net charge-offs to average loans (annualized)(3)	0.09%	0.17%
Allowance for loan losses to nonperforming loans	139.84%	104.18%
Allowance for loan losses to loans held for investment	0.50%	0.38%
Allowance for loan losses to organic loans(4)	0.71%	0.57%

(1)	Nonperforming loans include loans in nonaccrual status.
(2)	Nonperforming assets include loans in nonaccrual status and other real estate owned.
(3)	December 31, 2019 ratio uses year to date net charge-offs.
(4)	Organic loans exclude loans acquired through a business combination.

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

The following tables summarize the allocation of allowance for loan and lease losses related to our loans as of the dates and for the periods presented. This allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans:

	Allowance Rollforward
Three Months Ended September 30, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$6,313	$(559)	$33	$1,874	$7,661
Real estate:
1-4 single family residential loans	107	(21)	—	(4)	82
Construction, land and development loans	1,258	—	—	200	1,458
Commercial real estate loans (including multifamily)	2,163	—	—	686	2,849
Consumer loans and leases	49	(4)	20	37	102
Municipal and other loans	15	—	2	38	55
Ending allowance balance	$9,905	$(584)	$55	$2,831	$12,207

	Allowance Rollforward
Three Months Ended September 30, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,217	$(687)	$36	$669	$4,235
Real estate:
1-4 single family residential loans	32	—	65	(66)	31
Construction, land and development loans	794	—	—	90	884
Commercial real estate loans (including multifamily)	1,191	—	—	127	1,318
Consumer loans and leases	35	(26)	—	85	94
Municipal and other loans	8	—	—	(5)	3
Ending allowance balance	$6,277	$(713)	$101	$900	$6,565

	Allowance Rollforward
Nine Months Ended September 30, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,078	$(1,268)	$42	$4,809	$7,661
Real estate:
1-4 single family residential loans	31	(21)	—	72	82
Construction, land and development loans	1,055	—	—	403	1,458
Commercial real estate loans (including multifamily)	1,451	—	—	1,398	2,849
Consumer loans and leases	68	(163)	34	163	102
Municipal and other loans	54	—	6	(5)	55
Ending allowance balance	$6,737	$(1,452)	$82	$6,840	$12,207

	Allowance Rollforward
Nine Months Ended September 30, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,453	$(1,908)	$95	$1,595	$4,235
Real estate:
1-4 single family residential loans	59	—	65	(93)	31
Construction, land and development loans	731	—	—	153	884
Commercial real estate loans (including multifamily)	960	—	—	358	1,318
Consumer loans and leases	80	(60)	5	69	94
Municipal and other loans	3	—	1	(1)	3
Ending allowance balance	$6,286	$(1,968)	$166	$2,081	$6,565

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

On November 5, 2019, the Company closed its acquisition of Citizens. At the date of acquisition, Citizens had loans with a contractual balance of $253.1 million.  In accordance with ASC 805, “Business Combinations,” the Company utilized a third party to value the loan portfolio as of the acquisition date. Based upon the third-party valuation, the fair value of non-purchased credit impaired loans was approximately $248.8 million at the acquisition date. Purchased credit impaired loans had a fair value of $3.2 million. As of September 30, 2020 the majority of purchased credit impaired loans had paid off and the remaining recorded investment was $684 thousand. The overall discount calculated was $1.1 million and will be accreted into interest income over the life of the loans.

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

As of September 30, 2020, all purchased loans were excluded from the allowance for loan and lease losses calculation.  To determine if the portfolio had experienced greater than anticipated deterioration between the acquisition date and September 30, 2020, the Bank evaluated each of the purchased loan portfolios. The evaluation consisted of analyzing the purchased loan portfolio utilizing the current allowance for loan and lease losses model.  The model did not indicate the need for an additional allowance.

The allowance for loan and lease losses was $12.2 million at September 30, 2020, compared to $6.7 million at December 31, 2019.  The majority of the increase in the allowance for loan and lease losses was due to adjustments in qualitative factors in response to the COVID-19 pandemic and annual model updates which occurred in September 2020.  Specifically, qualitative weightings between internal and external factors which were 60% internal and 40% external were updated to 60% external and 40% internal.  This change was made based upon the prevalence of external factors driving loss events and resulted in additional provision for the quarter of approximately $1.0 million.  Current qualitative factors include among others, unemployment, GDP growth, and oil prices.  These factors were updated to capture the estimated deterioration in these metrics as a result of COVID-19 and recent volatility in oil prices.  The current allowance for loan and lease loss model does not bifurcate the portfolio by industry.  While management does monitor higher risk segments such as oil and gas, these monitoring procedures did not translate into an increased allowance for loan and lease losses at September 30, 2020 beyond the increase created by the adjustment to qualitative factors.  Additionally, loans in deferment did not directly impact the allowance for loan and lease losses for the quarter with the exception of selected downgrades within the population which were made based on updated assessed credit quality. The allowance for loan and lease losses as a percentage of nonperforming loans and allowance for loan and lease losses as a percentage of loans held for investment was 139.8% and 0.50%, respectively, as of September 30, 2020, compared to 104.18% and 0.38%, respectively, as of December 31, 2019.

At September 30, 2020, no provision for loan losses has been recorded for PPP Loans.  These loans are fully guaranteed by the U.S. Federal Government and therefore carry a zero percent reserve.  Excluding PPP Loans the allowance for loan and lease losses as a percentage of loans held for investment was 0.60%. PPP loans carry a put-back provision in the event that a loan is fraudulently originated and the Bank is at fault.  Management does not deem a put-back reserve necessary at this time.

Net loan charge-offs for the three months ended September 30, 2020 totaled $519 thousand, a decrease from $612 thousand of net loan charge-offs for the same period of 2020.

The following table provides the allocation of the allowance for loan and lease losses as of the dates presented:

	September 30, 2020		December 31, 2019
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
Commercial and industrial loans	$7,661	28.1%	$4,078	16.0%
Real estate:
1-4 single family residential loans	82	15.2%	31	21.2%
Construction, land and development loans	1,458	16.4%	1,055	14.7%
Commercial real estate loans (including multifamily)	2,849	36.9%	1,451	42.7%
Consumer loans and leases	102	0.5%	68	1.3%
Municipal and other loans	55	2.9%	54	4.1%
Total	$12,207	100.0%	$6,737	100.0%

Goodwill

As of September 30, 2020, we evaluated recent events to determine if a triggering event has occurred. Management determined that the economic disruption and uncertainty surrounding the COVID-19 pandemic does constitute a triggering event and a Step 1 Goodwill analysis was deemed necessary.  At September 30, 2020, total goodwill was $77.7 million all of which relates to our one reporting unit, the Bank.  The evaluation performed included utilizing the discounted cash flow and market approaches and yielded an excess fair value over carrying value of 1.5%.  Significant assumptions used in the evaluation include forecasted cash flow projections for the next five years, discount rate, and long term growth assumptions.  Management also considered the current level of our stock price while also considering that the current stock price remains at a depressed level due to overall market and financial sector weaknesses. Each of these assumptions are subject to significant uncertainty; primarily management’s assumption that cash flows will remain at a reduced level for a period of three years and then gradually recover.  If future deterioration in operating and financial results indicate that the actual reduction in cash flow is greater than anticipated or that the period of reduced cash flow will be longer, future evaluations could result in impairment.

Deposits

We expect deposits to be our primary funding source in the future as we optimize our deposit mix by continuing to shift our deposit composition from higher cost time deposits to lower cost demand deposits. Non-time deposits include noninterest-bearing and interest-bearing demand deposits, NOW accounts, and savings and money market accounts.

The following table shows the deposit mix as of the dates presented:

	September 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$667,199	29.2%	$444,822	23.1%
Interest-bearing demand deposits	391,396	17.1%	370,467	19.2%
Interest-bearing NOW accounts	8,655	0.4%	28,204	1.5%
Savings and money market accounts	540,879	23.6%	404,886	21.0%
Time deposits	679,387	29.7%	679,747	35.2%
Total deposits	$2,287,516	100.0%	$1,928,126	100.0%

Total deposits at September 30, 2020 were $2.29 billion, an increase of $359.4 million, or 18.6%, from total deposits at December 31, 2019 of $1.93 billion.

The average cost of deposits for the three months ended September 30, 2020 was 0.57%. This represents a decrease of 46 basis points compared to the average cost of deposits of 1.03% for the three months ended September 30, 2019. For the three months ended September 30 2020, the average rate paid on time deposits was 1.44%, compared to 1.99% for the three months ended September 30, 2020.

The average cost of deposits for the nine months ended September 30, 2020 was 0.71%. This represents a decrease of 32 basis points compared to the average cost of deposits of 1.03% for the nine months ended September 30, 2019. The decrease in cost of deposits was primarily attributable to the decrease in interest rates by the Federal Open Market Committee during 2020. For the nine months ended September 30, 2020, the average rate paid on time deposits was 1.65%, compared to 1.88% for the nine months ended September 30, 2019.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

September 30, 2020
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$127,463
After three months through six months	110,597
After six months through twelve months	207,701
After twelve months	102,291
Total	$548,052

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB borrowings: The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2020 and December 31, 2019, total remaining borrowing capacity of $522.0 million and $381.3 million, respectively, was available under this arrangement.

PPPLF borrowings: In conjunction with the PPP, we are also currently participating in the Federal Reserve's Paycheck Protection Program Liquidity Facility (“PPPLF”) which, through September 30, 2020, extended loans to banks that are loaning money to small businesses under the PPP. The amount outstanding at September 30, 2020, was $173.7 million and is non-recourse and secured by the amount of the PPP loans we originated. The maturity date of a borrowing under the PPP Facility is equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF are included in long-term liabilities on the Company’s consolidated balance sheet and bear interest at a rate of 0.35%.

Subordinated Notes: On July 24, 2020, the Company issued $37 million aggregate principal amount of 6.00% fixed-to-floating rate subordinated notes due 2030.  The Notes will initially bear interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the then-current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York (provided, that in the event the benchmark rate is less than zero, the benchmark rate will be deemed to be zero) plus 592 basis points, payable quarterly, in arrears. The amount outstanding at September 30, 2020, was $37.0 million.

Line of credit: We entered into a line of credit with a third-party lender in May 2017 that allows us to borrow up to $20 million. In January 2019, we increased this line of credit to allow us to borrow up to $50 million. The interest rate on this line of credit is based upon 90-day LIBOR plus 4.0%, and unpaid principal and interest is due at the stated maturity of May 12, 2022. This line of credit is secured by a pledge of all of the common stock of the Bank. This line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender. At September 30, 2020, total borrowing capacity of $50 million was available under this line of credit.

Total borrowings consisted of the following as of the dates presented:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Short-term FHLB borrowings	$10,000	$-
Long-term FHLB borrowings	52,989	90,437
Long-term PPPLF borrowings	173,735	—
Third-party lender line of credit	—	—
Subordinated Notes	37,000	—
Secured borrowings (1)	4,022	14,703
Total borrowings	$277,746	$105,140

(1)	See Note 5, Loans, Net, in the notes to our consolidated financial statements included elsewhere in this Form 10-Q for more detail on secured borrowings.

At September 30, 2020, total borrowings were $277.7 million, an increase of $172.6 million, or 164.2%, from $105.1 million at December 31, 2019.

Short-term borrowings consist of debt with maturities of one year or less. Our short-term borrowings consist of FHLB borrowings. The following table is a summary of short-term borrowings as of and for the periods presented:

	As of/For the Three Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Short-term borrowings:
Maximum outstanding at any month-end during the period	$10,000	$—
Balance outstanding at end of period	10,000	—
Average outstanding during the period	10,000	1,111
Average interest rate during the period	0.70%	2.42%
Average interest rate at the end of the period	0.70%	0.00%

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$347,577	$244,110	$345,705	$198,796
Net income	7,088	5,330	18,856	14,967
Common stock dividends declared ($0.07 per share)	(1,212)	—	(1,212)	—
Shares issued in offering, net	—	46,542	—	46,542
Shares issued in business combination	—	—	—	33,479
Exercise of stock options and warrants	126	175	555	1,463
Stock-based compensation	207	184	766	452
Treasury stock purchases	(756)	(198)	(12,245)	(198)
Other comprehensive income (loss)	(1,509)	595	(904)	1,237
Balance at end of period	$351,521	$296,738	$351,521	$296,738

Net income totaled $7.1 million for the three months ended September 30, 2020, an increase of $1.8 million, compared to $5.3 million for the three months ended September 30, 2019. Our results of operations for the three months ended September 30, 2020 produced an annualized return on average assets of 0.96% compared to 1.10% for the three months ended September 30, 2019. Our results of operations for the three months ended September 30, 2020 produced an annualized return on average stockholders’ equity of 8.06% compared to 7.80% for the three months ended September 30, 2019.

Net income totaled $18.9 million for the nine months ended September 30, 2020, an increase of $3.9 million, compared to $15.0 million for the nine months ended September 30, 2019. Our results of operations for the nine months ended September 30, 2020 produced an annualized return on average assets of 0.92% compared to 1.15% for the nine months ended September 30, 2019. Our results of operations for the nine months ended September 30, 2020 produced an annualized return on average stockholders’ equity of 7.27% compared to 8.70% for the nine months ended September 30, 2019.

Stockholders’ equity was $351.5 million as of September 30, 2020, an increase of $5.8 million from $345.7 million as of December 31, 2019. The increase was primarily driven by net income and offset by share repurchases and dividends declared.

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

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We seek to minimize our exposure to loss under these commitments by subjecting them to prior credit approval and ongoing monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. As of September 30, 2020, our reserve for unfunded commitments totaled $118 thousand. As of December 31, 2019, our reserve for unfunded commitments totaled $98 thousand.

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

The following table summarizes our commitments as of the dates presented:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Unfunded loan commitments	$260,197	$243,568
Commercial and standby letters of credit	2,687	1,232
Total	$262,884	$244,800

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

Under the Basel III rules, we are required to maintain a leverage ratio of 4.0% (5.0% to be considered “well capitalized”), common equity tier 1 capital to risk-weighted assets ratio of 4.5% (6.5% to be considered “well capitalized”), a tier 1 capital to risk-weighted assets ratio of 6.0% (8.0% to be considered “well capitalized”), and a total capital to risk-weighted assets ratio of 8.0% (10.0% to be considered “well capitalized”). In addition, the risk-weighted capital ratios include a capital conservation buffer of 2.5%, which is in addition to the minimum risk-based capital standards. Institutions that do not maintain this required capital conservation buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conservation buffer was phased in over four years beginning in 2016, such that the buffer was fully phased-in as of January 1, 2019. We have included the 2.5% increase for 2019 in our minimum capital adequacy ratios in the table below. The capital conservation buffer effectively raised the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019.

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

The following table sets forth the regulatory capital ratios, excluding the impact of the capital conservation buffer, as of the dates indicated:

	Minimum Capital	Minimum Capital Requirement with Capital	Minimum To Be Well	September 30, 2020	December 31, 2019
	Requirement	Buffer	Capitalized	Actual	Actual
Capital ratios (Company):
Tier 1 leverage ratio	4.0%	4.0%	N/A	9.62%	12.11%
Common equity tier 1 capital ratio	4.5%	7.0%	N/A	12.36%	14.56%
Tier 1 risk-based capital ratio	6.0%	8.5%	N/A	12.36%	14.81%
Total risk-based capital ratio	8.0%	10.5%	N/A	12.94%	15.37%

Capital ratios (Bank):
Tier 1 leverage ratio	4.0%	4.0%	5.0%	9.91%	11.04%
Common equity tier 1 capital ratio	4.5%	7.0%	6.5%	12.62%	12.38%
Tier 1 risk-based capital ratio	6.0%	8.5%	8.0%	12.62%	12.38%
Total risk-based capital ratio	8.0%	10.5%	10.0%	13.20%	12.94%

At September 30, 2020, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At September 30, 2020, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2020 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain the Bank’s “well capitalized” status.

As of September 30, 2020, we had a tier 1 leverage ratio of 9.62%. As of September 30, 2020, the Bank had a tier 1 leverage ratio of 9.91%, which provided $129.6 million of excess capital relative to the minimum requirements to be considered “well capitalized.”  Section 4012 of the CARES Act temporarily lowers the community bank leverage ratio to 8%.  Beginning in the second quarter of 2020 and until the end of the year, an organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the community bank leverage ratio framework.  The Company did not make this election.

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. At September 30, 2020 and December 31, 2019, our liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. The Bank maintained five Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $90.0 million as of September 30, 2020 and December 31, 2019. There were no advances under these lines of credit outstanding as of September 30, 2020 or December 31, 2019.

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.24 years and an effective duration of 2.06 years as of September 30, 2020.

As of September 30, 2020, we had outstanding $260.2 million in commitments to extend credit and $2.7 million in commitments associated with outstanding commercial and standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2020, we believe we had no exposure to future cash requirements associated with known uncertainties. Capital expenditures, including buildings and construction in process, for the three months ended September 30, 2020 and 2019 were $5.2 million and $4.8 million, respectively.

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

The following table summarizes the share repurchase activity for the three months ended September 30, 2020.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
July 2020	22,832	$11.31	$6,941,656	$9,635,891
August 2020	20,262	12.51	7,194,920	9,382,627
September 2020	21,099	11.69	7,439,351	9,138,196
Total	64,193

During the three months ended September 30, 2020, the Company purchased 64,193 shares of its common stock at a weighted average price of $12.19 per share for an aggregate amount of $756 thousand. The Company accounted for the transaction under the cost method. These transactions are recorded as “Treasury stock purchases” in the accompanying consolidated statements of changes in stockholders’ equity.

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

The following table reconciles, as of the dates set forth below, net interest margin on a fully taxable equivalent basis:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Net interest margin - GAAP basis:
Net interest income	$26,214	$20,479	$76,043	$55,665
Average interest-earning assets	2,664,355	1,769,432	2,497,677	1,610,779
Net interest margin	3.90%	4.59%	4.06%	4.62%
Net interest margin - Non-GAAP basis:
Net interest income	$26,214	$20,479	$76,043	$55,665
Plus:
Impact of fully taxable equivalent adjustment	446	153	1,266	443
Net interest income on a fully taxable equivalent basis	$26,660	$20,632	$77,309	$56,108
Average interest-earning assets	2,664,355	1,769,432	2,497,677	1,610,779
Net interest margin on a fully taxable equivalent basis - Non-GAAP basis	3.97%	4.63%	4.12%	4.66%

Adjusted Net Income and Adjusted Earnings per Common Share – Basic and Diluted

Adjusted earnings per common share – basic and diluted is a non-GAAP financial measure that excludes merger-related expenses and the impact of the net operating loss carryback. In our judgment, the adjustments made to net income allow investors and analysts to better assess our basic and diluted earnings per common share by removing the volatility that is associated with the items that are unrelated to our core business.

Merger-related expenses for the three months ended September 30, 2020 consisted of $342 thousand of after-tax merger-related expenses. Merger-related expenses for the three months ended September 30, 2019 consisted of $901 thousand of after-tax merger-related expenses.  Additional adjustments to earnings per share for the three months ended September 30, 2020 include a $1.0 million gain on sale of investment securities.

Merger-related expenses for the nine months ended September 30, 2020 consisted of $2.0 million of after-tax merger-related expenses. Income tax expense for the nine months ended September 30, 2020 was reduced by $575 thousand during the quarter due to the ability to carryback a net operating loss to a prior period with a higher effective tax rate.  Merger-related expenses for the nine months ended September 30, 2019 consisted of $3.3 million of after-tax merger-related expenses.   Additional adjustments to earnings per share for the nine months ended September 30, 2019 include a $2.1 million gain on sales of investment securities.

The following table reconciles, as of the date set forth below, basic and diluted earnings per common share and presents our basic and diluted earnings per common share exclusive of the impact of our merger-related adjustments:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Basic and diluted earnings per share - GAAP basis:
Net income available to common stockholders	$7,088	$5,330	$18,856	$14,967
Weighted average number of common shares - basic	17,340,898	13,765,929	17,701,003	12,963,700
Weighted average number of common shares - diluted	17,383,427	14,236,244	17,771,665	13,432,760
Basic earnings per common share	$0.41	$0.39	$1.07	$1.15
Diluted earnings per common share	$0.41	$0.37	$1.06	$1.11
Basic and diluted earnings per share - Non-GAAP basis:
Net income available to common stockholders	$7,088	$5,330	$18,856	$14,967
Pre-tax adjustments:
Noninterest income
Gain on the sales of investment securities	$(1,031)	$(1,053)	$(1,031)	$(2,134)
Noninterest expense
Merger-related expenses	342	1,165	2,025	2,943
Taxes:
NOL Carryback	—	—	(575)	—
Tax effect of adjustments	145	(168)	(200)	(541)
Adjusted net income	$6,544	$5,274	$19,650	$9,905
Weighted average number of common shares - basic	17,340,898	13,765,929	17,701,003	12,963,700
Weighted average number of common shares - diluted	17,383,427	14,236,244	17,771,665	13,432,760
Basic earnings per common share - Non-GAAP basis	$0.38	$0.38	$1.11	$0.76
Diluted earnings per common share - Non-GAAP basis	$0.38	$0.37	$1.11	$0.74

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible equity and presents our tangible book value per share compared to our book value per share:

	September 30, 2020	December 31, 2019
	(Dollars in thousands, except per share data)
Total stockholders' equity	$351,521	$345,705
Less:
Goodwill and other intangible assets	86,379	79,975
Tangible stockholders' equity	$265,142	$265,730
Shares outstanding	17,316,313	18,258,222
Book value per share	$20.30	$18.93
Less:
Goodwill and other intangible assets per share	$4.99	4.38
Tangible book value per share	$15.31	$14.55

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration transferred in business combinations over the fair value of tangible and identifiable intangible assets acquired. Goodwill is assessed annually for impairment or more frequently if events or circumstances indicate that impairment may have occurred.  As of September 30, 2020, we evaluated recent events to determine if a triggering event had occurred.  Management determined that the economic disruption and uncertainty surrounding the COVID-19 pandemic does constitute a triggering event and a Step 1 Goodwill analysis was deemed necessary. The Step 1 analysis performed included utilizing the discounted cash flow and market approaches and based on our evaluation, we concluded that our goodwill was not more than likely impaired as of that date.

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

Item 3.        Quantitative and Qualitative Disclosure about Market Risk

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2019, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2019 to September 30, 2020. For additional disclosure of our market risks, see our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A significant number of our borrowers have requested and received short-term loan payment deferrals. Although most of these loans have returned to normal payment schedules upon the expiration of their deferral, outstanding deferrals may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time.  Moreover, the cumulative effects of COVID-19 and the measures implemented by governments to combat the pandemic on the mortgaged properties may cause borrowers to be unable to meet their payment obligations under mortgage loans that we hold and may result in significant losses.

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

In response to the COVID-19 pandemic, President Trump signed into law the CARES Act on March 27, 2020.  Among other things, the CARES Act created a new facility, titled the “Paycheck Protection Program,” to the SBA’s 7(a) Loan Program.  As of September 30, 2020, the Bank had funded over 3,200 loans under the PPP, representing an unpaid principal balance of $428.0 million.  The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the requirements and operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their policies and procedures for accepting and processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on a PPP loan if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced.  We cannot predict what operational, credit, or other shortfalls may arise as a result of the Bank making loans under the PPP or how such shortfalls may adversely affect our financial condition, results of operations and future prospects.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

On June 13, 2019, the Company’s board of directors approved the Stock Buyback Program pursuant to which the Company may, from time to time, purchase up to $11.7 million of its outstanding shares of common stock. The shares may be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The timing and exact amount of any repurchases will depend on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors. The Stock Buyback Program had an expiration date of June 18, 2020. On June 15, 2020, the board of directors of the Company amended the Stock Buyback Program to authorize the Company to repurchase an additional $10 million of its outstanding shares of common stock and to extend the Stock Buyback Program until June 18, 2021.  The Stock Buyback Program may be terminated or amended by the Company’s board of directors at any time prior to the expiration date.

The following table summarizes the share repurchase activity for the three months ended September 30, 2020.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
July 2020	22,832	$11.31	$6,941,656	$9,635,891
August 2020	20,262	12.51	7,194,920	9,382,627
September 2020	21,099	11.69	7,439,351	9,138,196
Total	64,193

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

101*

The following material from Spirit of Texas Bancshares, Inc.’s Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spirit of Texas Bancshares, Inc.

Date: October 30, 2020	By:	/s/ Dean O. Bass
Dean O. Bass
Chairman and Chief Executive Officer

Date: October 30, 2020	By:	/s/ Allison S. Johnson
Allison S. Johnson
SVP and Interim Chief Financial Officer