Form 10-K
period 2020-12-31
Spirit of Texas Bancshares, Inc.
filed 2021-03-05
CIK 1499453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2020, was $198.3 million.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2021 was 17,127,808.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 27, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements speak only as of the date they are made and may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation:

•

risks related to the concentration of our business in Texas, and specifically in the Houston, Dallas/Fort Worth, Bryan/College Station, San Antonio-New Braunfels, Corpus Christi, Tyler and Austin metropolitan areas and North Central Texas, including risks associated with any downturn in the real estate sector and risks associated with a decline in the values of single family homes in our Texas markets;

•	general market conditions and economic trends nationally, regionally and particularly in our Texas markets, including a decrease in or the volatility of oil and gas prices;
•

the impact, duration and severity of the COVID-19 pandemic, the response of governmental authorities to the pandemic and our participation in COVID-19-related government programs such as the Paycheck Protection Program and Main Street Lending Program;

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

Part I

Item 1. Business

General

Spirit of Texas Bancshares, Inc. is a Texas corporation and a registered bank holding company located in the Houston metropolitan area with headquarters in Conroe, Texas. We offer a broad range of commercial and retail banking services through our wholly-owned bank subsidiary, Spirit of Texas Bank SSB. As of the date of this Annual Report on Form 10-K, we operate through 38 locations primarily in the Houston, Dallas/Fort Worth, Bryan/College Station, San Antonio-New Braunfels, Corpus Christi, Tyler and Austin metropolitan areas, along with North Central Texas. As of December 31, 2020, we had total assets of $3.08 billion, loans held for investment of $2.39 billion, total deposits of $2.46 billion and total stockholders’ equity of $360.8 million.

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

On February 28, 2020, Spirit completed its acquisition of certain assets and assumption of certain liabilities associated with five banking locations of Simmons Bank (the “Simmons branch acquisition”).  The offices are located in Austin, San Antonio and Tilden, Texas.  The Company paid total consideration of $131.6 million in the Simmons branch acquisition.

Market Area and Market Share

We have 38 locations primarily in the Houston, Dallas/Fort Worth, Bryan/College Station, San Antonio-New Braunfels, Corpus Christi, Tyler and Austin metropolitan areas, along with North Central Texas. We believe our exposure to these dynamic and complementary markets provides us with economic diversification and the opportunity for expansion across Texas.

Our top four markets include the Houston-The Woodlands-Sugar Land MSA, Dallas-Fort Worth-Arlington MSA, College Station-Bryan MSA and San Antonio-New Braunfels MSA. As of December 31, 2020, our deposit market share in each of these respective markets was 0.19%, 0.04%, 4.81% and 0.09%. Overall, in the State of Texas, we rank 42nd in total deposits according to SNL Financial.

Competition

The banking business is highly competitive, and our profitability will depend principally upon our ability to compete with other banks and non-bank financial institutions located in each of our banking center locations for lending opportunities, deposit funds, bankers and acquisition candidates. Our banking competitors in our target markets include various community banks and national and regional banks. There were over 409 FDIC-insured depository institutions that operate in the State of Texas as of December 31, 2020.

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

Human Capital Resources

As of December 31, 2020, we had 383 employees of which 370 were full-time employees. None of our employees are represented by a union. Management believes that our relationship with employees is good.

Lending Activities

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by state and federal law. In general, we are subject to a legal limit on loans to a single borrower equal to 25% of the Bank’s tier 1 capital. This limit increases or decreases as the Bank’s capital increases or decreases. As of December 31, 2020, our legal lending limit was $69.8 million and our largest relationship was $35.8 million. In order to ensure compliance with legal lending limits and in accordance with our strong risk management culture, we maintain internal lending limits that are significantly less than the legal lending limits. We are able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

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

Loan Review. The Bank utilizes an internal loan review system called the Relationship Review Process. Generally, all loan relationships greater than $500 thousand are reviewed by the loan officer at least annually. The loan officer will prepare a Relationship Review Memo that updates the credit file with new financials, review of the collateral status, and provide any meaningful commentary that documents changes in the borrower’s overall condition. For loan relationships greater than $2 million, the Relationship Review Process is done semi-annually. Upon completion of the Relationship Review Memo, the loan officer must present the memo to the Chief or Deputy Chief Credit Officer for final review, appropriate grade change, if needed, and then approval to place in the credit file for future reference. We believe this process gives the Chief Credit Officer and executive management strong insight into the underlying performance of the Bank’s loan portfolio allowing for accurate and proper real-time grading of the loan portfolio.

Additionally, we employ an external third-party loan review team to review up to 70% of the Bank’s entire loan portfolio on an annual basis. This review will include all large loan relationships, insider loans, all criticized loans and the Bank’s allowance for loan and lease losses calculations.

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

Borrowings. To supplement our core deposits, we maintain borrowings consisting of advances from the FHLB of Dallas, borrowings under the Paycheck Protection Program Liquidity Facility (“PPPLF”), long-term subordinated notes, and a holding company line of credit with a third-party lender. At December 31, 2020, FHLB advances totaled $61.9 million, or 2.3% of total liabilities. At December 31, 2020, we had additional capacity to borrow from the FHLB of $654.9 million. At December 31, 2020, borrowings under the PPPLF totaled $149.8 million, or 5.5% of total liabilities, and subordinated notes, net of debt issuance costs totaled $36.3 million, or 1.3% of total liabilities. We had $50.0 million available to be drawn on a line of credit with a third-party lender as of December 31, 2020.

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

SUPERVISION AND REGULATION

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

Acquisitions, Activities and Change in Control

The BHC Act generally requires the prior approval by the Federal Reserve for (x) any merger involving a bank holding company, (y) a bank holding company’s acquisition of more than 5% of a class of voting securities of any additional bank or bank holding company, or (z) to acquire all or substantially all of the assets of any additional bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the Federal Reserve considers, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (the “CRA”) and the effectiveness of all organizations involved in the merger or acquisition in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.

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

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5.00% and 24.99% voting ownership. In January 2020, the Federal Reserve adopted a final rule to revise its regulations related to determinations of whether a company with an ownership interest between 5% and 25% of any class of voting securities of another company has the ability to exercise a controlling influence over such company for purposes of the BHC Act, which became effective on September 30, 2020. The final rule expands and codifies the presumptions for use in such control determinations according to a tiered methodology using 5%, 10% and 15% as the presumption thresholds. By codifying the presumptions, the final rule provides greater transparency on the types of relationships that the Federal Reserve generally views as supporting a facts-and-circumstances determination that one company controls another company. The Federal Reserve’s final rule applies to questions of control under the BHC Act, but does not extend to Change in Bank Control Act, as amended (the “Change in Bank Control Act”).

The Change in Bank Control Act defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank. A rebuttable presumption of control arises under the Change in Bank Control Act where a person or group controls 10% or more, but less than 25%, of a class of the voting stock of a company or insured bank which is a reporting company under the Exchange Act, such as the Company, or such ownership interest is greater than the ownership interest held by any other person or group.

In addition, the Change in Bank Control Act prohibits any entity from acquiring 25% (or 5% in the case of an acquirer that is a bank holding company) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve. On September 22, 2008, the Federal Reserve issued a policy statement on equity investments in bank holding companies and banks, which allows the Federal Reserve to generally be able to conclude that an entity’s investment is not “controlling” if the investment in the form of voting and nonvoting shares represents in the aggregate (i) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (ii) less than 15% of any class of voting securities of the banking organization.

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

Bank holding companies must consult with the Federal Reserve before redeeming any equity or other capital instrument included in tier 1 or tier 2 capital prior to stated maturity, if (x) such redemption could have a material effect on the level or composition of the organization’s capital base or (y) as a result of such repurchase, there is a net reduction of the outstanding amount of common stock or preferred stock outstanding at the beginning of the quarter in which the redemption or repurchase occurs. In addition, bank holding companies are unable to repurchase shares equal to 10% or more of their net worth if they would not be well-capitalized (as defined by the Federal Reserve) after giving effect to such repurchase. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments.

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

As of December 31, 2020, the Company and the Bank exceeded all capital adequacy requirements under the Basel III Capital Rules.

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

Furthermore, in an effort to support our communities during the COVID-19 pandemic, we are participating in the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and implemented by the SBA and, as a result, have access to the PPPLF established by the Federal Reserve. At December 31, 2020, borrowings under the PPPLF totaled $149.8 million and $149.8 million in PPP loans were pledged as collateral for the PPPLF. Any PPP loans pledged as collateral for the PPPLF would be excluded from average assets used in the leverage ratio calculation. All PPP loans are fully guaranteed by the SBA and have no impact on our risk-based capital ratios.

Community Bank Leverage Ratio

On September 17, 2019, the federal banking agencies jointly finalized a rule to be effective January 1, 2020 and intended to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the EGRRCPA. The final rule became effective on January 1, 2020, and the CBLR framework became available for banks to use beginning with their March 31, 2020 Call Reports. Under the final rule, if a qualifying community banking organization opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations described below and will not be required to report or calculate risk-based capital.  In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. However, Section 4012 of the CARES Act required that the CBLR be temporarily lowered to 8%.  The federal regulators issued a rule implementing the lower CBLR effective April 23, 2020. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% CBLR requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% CBLR by increasing the ratio to 8.5% for calendar year 2021 and 9% thereafter. Although the Company and the Bank are qualifying community banking organizations, the Company and the Bank have elected not to opt in to the CBLR framework at this time and will continue to follow the Basel III capital requirements as described above.

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

As of December 31, 2020, the Bank had sufficient capital to qualify as “well capitalized” under the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy, and it is unaware of any material violation or alleged material violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank’s capital position in a relatively short period of time, making additional capital infusions necessary.

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

On September 30, 2018, the DIF reserve ratio reached 1.36%. Because the reserve ratio exceeded the targeted 1.35% by the Dodd-Frank Act, two deposit assessment changes occurred under FDIC regulations: (i) surcharges on large banks ended, and the last surcharge on large banks was collected on December 28, 2018; and (ii) small banks were awarded assessment credits for the portion of their assessment that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. The Bank's assessment credit as calculated by the FDIC was $427 thousand and was applied to the Bank's September 2019 Quarterly Invoice for Deposit Insurance, and was fully utilized during the first quarter of 2020.  As of September 30, 2020, the FDIC announced that the ratio had declined to 1.30% due largely to consequences of the COVID-19 pandemic.  The FDIC adopted a plan to restore the DIF to the 1.35% ratio within eight years but did not change its assessment schedule.

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

Financial Subsidiaries

Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial activities or activities incidental thereto, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposed new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2020, the Bank did not have any financial subsidiaries.

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

Brokered Deposits

The FDIA restricts the use of brokered deposits by depository institutions that are not well capitalized. Under the applicable regulations, (i) a well-capitalized insured depository institution may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an undercapitalized insured depository institution may not accept, renew or roll over any brokered deposit. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. As of December 31, 2020, the Bank was eligible to accept brokered deposits without a waiver from the FDIC.

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

Concentrated Commercial Real Estate Lending Regulations

The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total capital or (ii) total reported loans secured by commercial real estate loans represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending. Commercial real estate loans are land development and construction loans (including 1 to 4 family residential and commercial construction loans) and other land and development, commercial real estate loans secured by multifamily property and certain nonfarm nonresidential property (excluding loans secured by owner-occupied properties) and certain loans to real estate investment trusts and unsecured loans to developers.

The Basel III Rules also require loans categorized as “high-volatility commercial real estate” (“HVCRE”) to be assigned a 150% risk weighting and require additional capital support. However, the EGRRCPA prohibits federal banking regulators from imposing this higher capital standards on HVCRE exposures unless they are for higher risk loans for acquisition, development or construction (“ADC”) and clarifying ADC status.

On November 20, 2019, federal banking regulators jointly issued a final rule revising the definition of a HVCRE exposure and providing interpretations of certain aspects of Acquisition Development and Construction loans. The interpretation under this final rule took effect on April 1, 2020 and may impact the Banks' Consolidated Report of Condition and Income.

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

Bank Secrecy Act, Anti-Money Laundering and OFAC

Under federal laws, including the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) and as further amended by the National Defense Authorization Act for Fiscal Year 2021 (the “National Defense Authorization Act”), financial institutions must maintain anti-money laundering (“AML”) programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance with such obligations in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program (“CIP”) as part of its AML program.  The key components of the CIP are identification, verification, government list comparison, notice and record retention.  The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer.  To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution.  This information must be verified within a reasonable time through documentary and non-documentary methods.  Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists.  Financial institutions are also required to comply with various reporting and recordkeeping requirements.  The Federal Reserve and the FDIC consider an applicant’s effectiveness in combating money laundering, among other factors, in connection with an application to approve a bank merger or acquisition of control of a bank or bank holding company.

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

The Financial Crimes Enforcement Network ("FinCEN") issued a final rule regarding customer due diligence requirements for covered financial institutions in connection with their Bank Secrecy Act and Anti-Money Laundering policies, that became effective in May 2018. The final rule adds a requirement to understand the nature and purpose of customer relationships and identify the "beneficial owner" (25% or more ownership interest) of legal entity customers. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's anti-money laundering compliance when considering regulatory applications filed by the institution, including applications for bank mergers and acquisitions. The regulatory authorities have imposed "cease and desist" orders and civil money penalty sanctions against institutions found to be violating these obligations.

Further, on January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the Bank Secrecy Act and related AML laws since the USA PATRIOT Act. Notable amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the anti-money laundering laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the Bank Secrecy Act; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports (SARs) with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. Many of the amendments, including those with respect to beneficial ownership, require the Department of Treasury and FinCEN to promulgate rules.

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

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws mandate certain disclosure requirements and regulate the manner in which financial institutions deal with customers when taking deposits, making loans, or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability. The creation of the CFPB by the Dodd-Frank Act has led to enhanced enforcement of consumer financial protection laws.

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

On December 12, 2019, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC issued a joint proposal to revamp how the agencies will assess banks' performance under the CRA. Among other changes, the proposal (i) expands the concept of assessment area (“AA”) to include geographies outside of a bank's current AAs and in which the bank receives at least 5% of its retail deposits and (ii) introduces a series of objective tests for determining a bank's presumptive CRA rating. While the OCC adopted a final rule on May 20, 2020 that was generally consistent with the proposed rule, the FDIC did not join in the final rule and has indicated it is not ready to adopt a final rule at this time, particularly in light of the ongoing COVID-19 pandemic. Members of Congress and community groups have expressed hostility to the new OCC rule, and have raised the possibility of repealing it through legislative action. In light of this uncertainty, and the fact that the FDIC has not yet taken action on new rule, it is impossible to predict the substance and timing of a revised CRA rule from the FDIC. The Company and the Bank will continue to monitor this proposal.

Environmental Laws Potentially Impacting the Bank

We are subject to state and federal environmental laws and regulations. The Comprehensive Environmental Response, Compensation and Liability Act, (“CERCLA”), is a federal statute that generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan, which costs often substantially exceed the value of the property.

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

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

For those regulations that have been implemented, most will have little to no impact on the Company. However, the Company may be impacted by future agency rulemaking in connection with implementation of the EGRRCPA and it is difficult to anticipate the continued impact this expansive legislation may have on the Company, its customers and the financial industry generally.

For more information on the EGRRCPA, please see the following sections “Permissible Activities,” “Community Bank Leverage Ratio,” and “Concentrated Commercial Real Estate Lending Regulations,” above, and “Consumer Financial Protection Bureau” and “HMDA,” below.

Consumer Financial Protection Bureau

The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth-in Lending Act (“TILA”), Real Estate Settlement Procedures Act (“RESPA”), Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. Banking institutions with total assets of $10 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.

The “Ability-to-Repay/Qualified Mortgage” rules, which amended TILA’s implementing regulation, Regulation Z generally requires creditors to make a reasonable, good faith determination of a consumer’s ability to repay for certain consumer credit transactions secured by a dwelling and establishes certain protections from liability under this requirement for “qualified mortgages.” The EGRRCPA provides that for certain insured depository institutions and insured credit unions with less than $10 billion in total consolidated assets, mortgage loans that are originated and retained in portfolio will automatically be deemed to satisfy the “ability to repay” requirement. To qualify for this treatment, the insured depository institutions and credit unions must meet conditions relating to prepayment penalties, points and fees, negative amortization, interest-only features and documentation.

The Dodd-Frank Act implemented significant increases in the regulation of mortgage lending and servicing by banks and non-banks. In particular, the Dodd-Frank Act includes, among other things, (i) requirements that mortgage originators act in the best interests of a consumer and seek to ensure that a consumer will have the capacity to repay a loan that the consumer enters into; (ii) requirements that mortgage originators be properly qualified, registered, and licensed and comply with any regulations designed by the CFPB to monitor their operations; (iii) mandates of comprehensive additional and enhanced residential mortgage loan related disclosures, both prior to loan origination and after; and (iv) mandates of additional appraisal practices for loans secured by residential dwellings, including potential additional appraisals at the banks cost.

Home Mortgage Disclosure Act (“HMDA”)

On October 15, 2015, pursuant to Section 1094 of the Dodd-Frank Act, the CFPB issued amended rules in regard to the collection, reporting and disclosure of certain residential mortgage transactions under the Home Mortgage Disclosure Act (the "HMDA Rules"). The Dodd-Frank Act mandated additional loan data collection points in addition to authorizing the Bureau to require other data collection points under implementing Regulation C. Most of the provisions of the HMDA Rule went into effect on January 1, 2018 and apply to data collected in 2018 and reporting in 2019 and later years. The HMDA Rule adopts a uniform loan volume threshold for all financial institutions, modifies the types of transactions that are subject to collection and reporting, expands the loan data information being collected and reported, and modifies procedures for annual submission and annual public disclosures. EGRRCPA amended provisions of the HMDA Rule to exempt certain insured institutions from most of the expanded data collection requirements required of the Dodd-Frank Act. Institutions originating fewer than 500 dwelling secured closed-end mortgage loans or fewer than 500 dwelling secured open-end lines are exempt from the expanded data collection requirements that went into effect January 1, 2018.  The Bank does not receive this reporting relief based on the number of dwelling secured mortgage loans reported annually.

UDAP and UDAAP

Banking regulatory agencies have increasingly used a general consumer protection statute to address "unethical" or otherwise "bad" business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. "Unjustified consumer injury" is the principal focus of the FTC Act. UDAP laws and regulations were expanded under the Dodd-Frank Act to apply to "unfair, deceptive or abusive acts or practices," referred to as UDAAP, which have been delegated to the CFPB for rule-making. The federal banking agencies have the authority to enforce such rules and regulations.

Government and Regulatory Response to the COVID-19 Pandemic

The onset of the COVID-19 pandemic in the United States has in certain respects, at least temporarily, impacted the Company’s operations and risk management and resulted in changes to its safety and soundness regulation. For instance, the federal banking agencies have encouraged banking organizations to work constructively and prudently with borrowers impacted by the COVID-19 pandemic in order to meet the borrowers’ financial needs. Guidance published by the Federal Reserve encourages banking organizations to consider undertaking a variety of efforts during a major disaster or national emergency such as the COVID-19 pandemic, including: waiving ATM, overdraft, and late fees, as well as early withdrawal penalties on time deposits; increasing ATM daily cash withdrawal limits; easing credit terms for new loans; increasing credit limits for creditworthy customers; offering payment accommodations such as allowing loan customers to defer or skip some payments or extending payment due dates, which would avoid delinquencies and negative credit bureau reporting caused by disaster-related disruptions; and conducting a review of an affected borrower's financial condition in an effort to implement a prudent loan workout arrangement. The federal banking agencies have stated that they will not criticize a banking organization that implements prudent loan workouts for affected customers even if the restructured loans result in adverse classifications or credit risk downgrades. In addition, the agencies temporarily suspended examination activity in the second quarter of 2020 to allow banking organization to focus on the needs of their customers and revised examination guidance to require examiners to consider, in conducting supervisory assessments, whether banking organizations have taken appropriate actions in response to the stress caused by the COVID-19 pandemic and managed associated risk appropriately. Consistent with the regulators’ guidance, the Company has and continues to work with its customers during the COVID-19 pandemic to provide them with greater access to their funds, waive certain fees and provide short-term payment deferrals for borrowers requiring assistance.

In response to the COVID-19 pandemic, Congress, through the enactment of the CARES Act, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to address regulatory capital, liquidity risk management, financial management and reporting, and operational considerations for banking organizations. Notable developments not otherwise discussed above include the following.

•

On March 15, 2020, the Federal Reserve issued a statement encouraging banks to use their capital and liquidity buffers to lend to households and businesses impacted by the COVID-19 pandemic. The following day, the Federal Reserve issued a statement encouraging banks to access the Federal Reserve’s discount window to assist with capital and liquidity management in light of the increased credit needs of banking customers.

•

The Bank is also typically required by the Federal Reserve Bank of Dallas (“FRB”) to maintain in reserves certain amounts of vault cash and/or deposits with the FRB, however, in response to the COVID-19 pandemic, this requirement has been eliminated until further notice.

•

Section 4013 of the CARES Act provides financial institutions the option to suspend the application of GAAP to any loan modification related to COVID-19 from treatment as a troubled debt restructuring (“TDR”) for the period between March 1, 2020 and the earlier of (i) 60 days after the end of the national emergency proclamation or (ii) December 31, 2020. Section 541 of the Consolidated Appropriations Act, 2021, amended Section 4013 of the CARES Act to extend this relief to the earlier of (i) 60 days after the end of the national emergency proclamation or (ii) January 1, 2022. A financial institution may elect to suspend GAAP only for a loan that was not more than 30 days past due as of December 31, 2019. In addition, the temporary suspension of GAAP does not apply to any adverse impact on the credit of a borrower that is not related to COVID-19. The suspension of GAAP is applicable for the entire term of the modification, including an interest rate modification, a forbearance agreement, a repayment plan, or other agreement that defers or delays the payment of principal and/or interest. Accordingly, a financial institution that elects to suspend GAAP should not be required to increase its reported TDRs at the end of the period of relief, unless the loans require further modification after the expiration of that period.

For additional information regarding actions taken by regulatory agencies to provide relief to consumers who have been adversely impacted by the ongoing COVID-19 pandemic, see the discussion below under Item 1A, "Risk Factors—Risks Related to our Business," of this Form 10-K.

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

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels and decreased consumer confidence generally. In addition, many state and local governments responded to the COVID-19 pandemic with the temporary closure of brick-and-mortar “non-essential” businesses, schools, and limitations on social gatherings, stay-at-home advisories and mandates, and travel bans and restrictions. Although many of these restrictions have eased or been lifted, these restrictions have resulted in significant adverse effects on our customers and business partners, particularly those in the retail, hospitality and food and beverage industries, among many others, including a significant number of layoffs and furloughs of employees nationwide, and in the regions and communities in which we operate. The COVID-19 pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, impairment of the ability of borrowers to repay outstanding loans, impairment of the value of collateral securing loans, reduced demand for our products and services, lost revenue and other negative impacts on our financial position, results of operations and prospects. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize OTTI in future periods on the securities we hold as well as reductions in other comprehensive income. Furthermore, in addition to the express risks set forth in this Risk Factors section, the COVID-19 pandemic may exacerbate and magnify the other risks described in this Risk Factors section.

The extent of the impact of the COVID-19 pandemic on our capital, liquidity and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including: (i) the duration, extent and severity of the pandemic, (ii) the response of governmental and nongovernmental authorities, (iii) the effect on our customers, counterparties, employees and third-party service providers, (iv) the effect on economies and markets, and (v) the success of hardship relief efforts to bridge the gap to reopening the economy. The duration of the pandemic and the resulting business interruptions and related impacts on our business and operations, which will depend on future developments, are highly uncertain and cannot be reasonably estimated at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus's global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

The U.S. government has implemented programs to directly compensate individuals and grant or loan money to businesses in an effort to provide funding while the economy is shut down and in the process of re-opening. Many banks, including the Bank, have implemented hardship relief programs that include payment deferrals and short-term funding options. The success of these programs could mute the effect on the Company’s credit losses, which may be difficult to determine.

A significant number of our borrowers have requested and received short-term loan payment deferrals. Although most of these loans have returned to normal payment schedules upon the expiration of their deferral, outstanding deferrals may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time. Moreover, the cumulative effects of the COVID-19 pandemic and the measures implemented by governments to combat the pandemic on the mortgaged properties may cause borrowers to be unable to meet their payment obligations under mortgage loans that we hold and may result in significant losses.

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

The COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly over the past year. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability.

Given our business mix, and the fact that most of our assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movements and the performance of the financial markets. Our primary source of income is net interest income. Prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, significantly affect financial institutions' net interest income. If the interest we pay on deposits and other borrowings increases at a faster rate than increases in the interest we receive on loans and investments, net interest income, and, therefore, our earnings, could be affected. Earnings could also be affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings.

In addition, the continued spread of COVID-19 has also led to disruption and volatility in financial markets, which could increase our cost of capital and adversely affect our ability to access financial markets, which may in turn affect the value of the subordinated notes. This market volatility could result in a significant decline in our stock price and market capitalization, which could result in goodwill impairment charges.

The Bank’s participation in the SBA’s Paycheck Protection Program may result in operational, credit or other shortfalls that may adversely affect our financial condition, results of operations, and future prospects.

In response to the COVID-19 pandemic, President Trump signed into law the CARES Act on March 27, 2020. Among other things, the CARES Act created a new facility, titled the “Paycheck Protection Program,” to the SBA’s 7(a) Loan Program. As of December 31, 2020, the Bank had over 2,600 remaining loans under the PPP, representing an unpaid principal balance of $277.8 million. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the requirements and operation of the PPP, which exposes the Company to lending  risks relating to noncompliance with the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on a PPP loan if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced. We cannot predict what operational, credit, or other shortfalls may arise as a result of the Bank making loans under the PPP or how such shortfalls may adversely affect our financial condition, results of operations and future prospects

We conduct our operations exclusively in Texas, specifically in the Houston, Dallas/Fort Worth and Bryan/College Station, San Antonio-New Braunfels, Corpus Christi, Tyler and Austin metropolitan areas and North Central Texas, which imposes risks and may magnify the consequences of any regional or local economic downturn affecting its Texas markets, including any downturn in the energy, technology or real estate sectors.

As of December 31, 2020, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in our Texas markets. Likewise, as of such date, the substantial majority of our secured loans were secured by collateral located in Texas. Accordingly, we are exposed to risks associated with a lack of geographic diversification. The economic conditions in Texas significantly affect our business, financial condition, results of operations and future prospects, and any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio.

The economies in our markets are also highly dependent on the energy sector as well as the technology and real estate sectors. In particular, a decline in or volatility of the prices of crude oil or natural gas could adversely affect many of our customers. Any downturn or adverse development in its Texas markets, including as a result of a downturn in the energy, technology or real estate sectors result in increases in loan delinquencies, increases in non-performing assets and foreclosures, decreases in demand for our products and services, which could adversely affect our liquidity position, and decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power and repayment ability, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

SBA lending programs typically guarantee 75.0% of the principal on an underlying loan. We generally sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales have resulted in both premium income for us at the time of sale, and created a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market for these loans will continue to exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on the non-guaranteed portion of a loan, we share any loss and recovery related to the loan pro-rata with the SBA. Furthermore, if our employees do not follow the SBA guidelines in originating loans and if our loan review and audit programs fail to identify and rectify such failures, the SBA may reduce or, in some cases, refuse to honor its guarantee obligations and we may incur losses as a result.

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. In addition, the aggregate amount of SBA 7(a) and 504 loan guarantees by the SBA must be approved each fiscal year by the federal government. We cannot predict the effects of these changes or decisions on our business and profitability. If the federal government were to reduce the amount of SBA loan guarantees, such reduction could adversely impact our SBA lending program, including making and selling the guaranteed portion of fewer SBA 7(a) and 504 loans. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA or U.S. Department of Agriculture loans or sell such loans in the secondary market, which could materially and adversely affect our business, financial condition and results of operations.

Loans to and deposits from foreign nationals are an important part of our business and we face specific risks associated with foreign nationals.

As of December 31, 2020, loans to foreign nationals of $124.6 million comprised 5.2% of our loan portfolio and deposits from foreign nationals of $26.1 million comprised 1.1% of our total deposits. We define foreign nationals as those who derive more than 50.0% of their personal income from non-U.S. sources. We intend to grow this segment of its loan and deposit portfolio in the future. These borrowers typically lack a U.S. credit history and have a potential to leave the United States without fulfilling their mortgage obligation and leaving us with little recourse to them personally. Additionally, transactions with foreign nationals place additional pressure on our policies, procedures and systems for complying with the Bank Secrecy Act and other AML statutes and regulations.

Our ability to develop bankers, retain bankers and recruit additional successful bankers is critical to the success of our business strategy, and any failure to do so could adversely affect our business, financial condition, results of operations and future prospects.

Our ability to retain and grow our loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of our bankers, many of whom we develop internally. If we lose the services of any of our bankers, including successful bankers employed by financial institutions that we may acquire, to a new or existing competitor or otherwise, or fail to successfully recruit bankers or develop bankers internally, we may not be able to implement our growth strategy, retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services. Additionally, we may incur significant expenses and expend significant time and resources on training, integration and business development before it is able to determine whether a new banker will be profitable or effective. If we are unable to develop, attract or retain successful bankers, or if our bankers fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy and our business, financial condition, results of operations and future prospects may be adversely affected.

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

We establish our allowance for loan and lease losses and maintain it at a level considered adequate by management to absorb probable loan losses based on our analysis of our loan portfolio and market environment. Although we believe that the allowance for loan and lease losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future losses. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates.

We may be required to take additional provisions for loan and lease losses in the future to further supplement the allowance for loan and lease losses, either due to management’s decision to do so or requirements by our banking regulators, which would result in a decrease in our net income and our capital balance. These adjustments could adversely affect our business, financial condition and results of operations.

In the aftermath of the 2008 financial crisis, the FASB decided to review how banks estimate losses in the allowance calculation, and it issued the final current expected credit loss standard (“CECL”) in June 2016. The current allowance model will be replaced by the new CECL model that will become effective for us, as an emerging growth company, for the first interim and annual reporting periods beginning after December 15, 2022. Under the new CECL model, financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters, and there is the potential for an increase in the allowance at adoption date. We expect to continue developing and implementing processes and procedures to ensure we are fully compliant with the CECL requirements at its adoption date.

A large portion of our loan portfolio is comprised of commercial loans secured by receivables, promissory notes, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

As of December 31, 2020, $575.0 million, or 24.1% of our loans held for investment, were comprised of commercial loans to businesses. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. A portion of our commercial loans are secured by promissory notes that evidence loans made by us to borrowers that in turn make loans to others that are secured by real estate. Accordingly, significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Because a portion of our loan portfolio is comprised of 1-4 single family residential real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2020, $364.1 million, or 15.3% of our loans held for investment, were comprised of loans with 1-4 single family residential real estate as a primary component of collateral. As a result, adverse developments affecting real estate values in our primary markets could increase the credit risk associated with our real estate loan portfolio. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan and lease losses, which could adversely affect our business, financial condition and results of operations.

Our commercial real estate and construction, land and development loan portfolios expose us to credit risks that could be greater than the risks related to other types of loans.

As of December 31, 2020, $956.7 million, or 40.1% of our loans held for investment, were comprised of commercial real estate loans (including owner-occupied commercial real estate loans and multifamily loans) and $415.5 million, or 17.4% of our loans held for investment, were comprised of construction, land and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, nonowner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our nonowner-occupied commercial real estate loan portfolio could require us to increase our allowance for loan and lease losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.

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

Our primary markets are susceptible to tornadoes, hurricanes, tropical storms and other natural disasters and severe weather conditions. Future severe weather events in our markets could potentially result in extensive and costly property damage to businesses and residences, force the relocation of residents and significantly disrupt economic activity in our markets. If the economies in our primary markets experience an overall decline as a result of a catastrophic event, demand for loans and our other products and services could decline. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses on our loan portfolios may increase substantially after events such as hurricanes, as uninsured property losses, interruptions of our customers’ operations or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures our loans could be materially and adversely affected by a catastrophic event. A severe weather event, therefore, could have a materially adverse impact on our financial condition, results of operations and business, as well as potentially increase our exposure to credit and liquidity risks.

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

We have extended significant amounts of credit to a limited number of borrowers, and as of December 31, 2020, the aggregate amount of loans to our 10 and 20 largest borrowers (including related entities) amounted to $232.2 million, or 9.7% of loans held for investment, and $386.6 million, or 16.2% of loans held for investment, respectively. In the event that one or more of these borrowers is not able to make payments of interest and principal in respect of such loans, the potential loss to us is more likely to have a material adverse effect on our business, financial condition and results of operations.

A lack of liquidity could impair our ability to fund operations and adversely affect our operations and jeopardize our business, financial condition and results of operations.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. Our most important source of funds is deposits. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing its funding costs and reducing its net interest income and net income.

Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us specifically or the financial services industry or economy generally, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our primary markets, or by one or more adverse regulatory actions against us. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity and could, in turn, adversely affect our business, financial condition and results of operations.

An inability to raise additional capital in the future or otherwise could adversely affect our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance.

We face significant capital and other regulatory requirements as a financial institution. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or reduce our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions, investor perceptions regarding the banking industry, market conditions and governmental activities, and our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our liquidity, business, financial condition and results of operations could be adversely affected.

Fluctuations in interest rates could reduce net interest income and otherwise negatively impact our financial condition and results of operations.

Our profitability depends to a great extent upon the level of our net interest income. Changes in interest rates can increase or decrease our net interest income because different types of assets and liabilities may react differently and at different times to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Our interest sensitivity profile was asset sensitive as of December 31, 2020, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.

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

Uncertainty related to the LIBOR and replacement.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after December 31, 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee (the “ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as the alternative rate for use in derivatives and other financial contracts currently being indexed to LIBOR.  SOFR is a daily index of the interest rate banks and hedge funds pay to borrow money overnight, secured by U.S. Treasury securities.  Currently no forward-looking term index (like LIBOR) yet exists and the development of a SOFR-based term rate is ongoing.  Historically, SOFR has been lower than LIBOR because it does not take into account bank credit risk.  Accordingly, a credit spread adjustment is being considered.  Since the proposed SOFR is calculated differently than LIBOR, payments under contracts referencing the new rates may differ from those referencing LIBOR.  At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain.

We could recognize losses on investment securities held in its securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

While we attempt to invest a significant majority of our total assets in loans, we invest a percentage of our total assets (7.7% as of December 31, 2020) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. Such factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may incur realized or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

We face strong competition from financial services companies and other companies that offer banking services, which could adversely affect our business, financial condition and results of operations.

Many of our competitors offer the same, or a wider variety of, banking services within our primary market areas. These competitors include banks with nationwide operations, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, such as retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing or deposit terms than we can. In addition, a number of out-of-state financial intermediaries have production offices or otherwise solicit loan and deposit products in our market areas. Furthermore, our legal lending limit is significantly less than the limits for many of our competitors, and this may hinder our ability to establish relationships with larger businesses in our primary service area. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition and results of operations could be adversely affected.

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

In addition, investors have begun to consider how corporations are addressing environmental, social and governance matters, commonly known as “ESG matters” when making investment decisions. For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if investors determine that the Company has not made sufficient progress on ESG matters.

If we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report its financial results or prevent fraud.

Our management may conclude that our internal control over financial reporting is not effective due to our failure to cure any identified material weakness or otherwise. Moreover, even if our management concludes that its internal control over financial reporting is effective, our independent registered public accounting firm may not conclude that our internal control over financial reporting is effective. In addition, during the course of the evaluation, documentation and testing of our internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the FDIC for compliance with the requirement of FDICIA. Any such deficiencies may also subject us to adverse regulatory consequences. If we fail to achieve and maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act or FDICIA, and we may suffer adverse regulatory consequences or violations of listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements.

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

We expect these rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure to increase legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, in deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including representations and warranties, financial statements, property appraisals, title information, employment and income documentation, account information and other financial information. Any such misrepresentation or incorrect or incomplete information may not be detected prior to funding a loan or during our ongoing monitoring of outstanding loans. Any of these developments could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

In addition, changes may be more difficult or expensive than we anticipate. Many of our larger competitors may be able to offer additional or superior products compared to those that we will be able to provide. Accordingly, we may lose customers seeking new technology-driven products and services to the extent it is unable to provide such products and services.

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

There have been changes and discussions with respect to U.S. trade policies, legislation, treaties and tariffs. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies, as well as coronavirus or other potential epidemics or pandemics, have the potential to negatively impact our and/or our customers’ costs, demand for our customers’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

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

Many factors affect the calculation of our risk-based assets and our ability to maintain the level of capital required to achieve acceptable capital ratios. For example, any increases in our risk-weighted assets will require a corresponding increase in our capital to maintain the applicable ratios. In addition, recognized loan losses in excess of amounts reserved for such losses, loan impairments, impairment losses on securities and other factors will decrease our capital, thereby reducing the level of the applicable ratios. Our failure to remain well-capitalized for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends to the Company and the Company’s ability to pay dividends on its common stock, the Company’s ability to make acquisitions and on our and the Company’s business, results of operations and financial condition.  Under regulatory rules, if we cease to be a well-capitalized institution for bank regulatory purposes, the interest rates that we pay on deposits and our ability to accept brokered deposits may be restricted.

State and federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations could adversely affect it.

Texas and federal bank regulatory agencies periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a regulatory agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we, the Bank or our respective management, were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against us, the Bank or our respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance, with the result that the Bank would be closed. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation could be adversely affected.

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

The Bank Secrecy Act, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements, and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice (the “Justice Department”), the Drug Enforcement Administration and the IRS. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by OFAC.

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

Such a capital injection may be required at a time when our resources are limited and we may be required to raise capital or borrow the funds to make the required capital injection. Any borrowing that must be done by the holding company in order to make the required capital injection may be difficult and expensive and may adversely impact the holding company’s business, financial condition and results of operations.

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

The market price of our common stock could fluctuate significantly due to a number of factors, many of which are beyond our control, including the realization of any of the risks described in this “Risk Factors” section. In addition, the stock market in general, and the market for banks and financial services companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

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

Our primary asset is the Bank. As such, we depend upon the Bank for cash distributions through dividends on the Bank’s stock to pay our operating expenses and satisfy our obligations, including debt obligations. There are numerous laws and banking regulations that limit the Bank’s ability to pay dividends to us. If the Bank is unable to pay dividends to us, we will not be able to satisfy our obligations or pay dividends.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) and we have taken advantage of certain disclosure exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, it is deemed to be a large accelerated filer under the rules of the SEC. Investors and securities analysts may find it more difficult to evaluate our common stock because we may rely on one or more of these exemptions, and, as a result, investor confidence and the market price of our common stock may be materially and adversely affected.

Our shareholders may be deemed to be acting in concert or otherwise in control of us, which could impose notice, approval and ongoing regulatory requirements and result in adverse regulatory consequences for such holders.

We are subject to the BHC Act, and federal and state banking regulation, that will impact the rights and obligations of owners of our common stock. Any bank holding company or foreign bank that is subject to the BHC Act may need approval to acquire or retain 5.0% or more of the then outstanding shares of our common stock, and any holder (or group of holders deemed to be acting in concert) may need regulatory approval to acquire or retain 10.0% or more of the shares of our common stock. A holder or group of holders may also be deemed to control us if they own

25.0% or more of its total equity. Under certain limited circumstances, a holder or group of holders acting in concert may exceed the 25.0% threshold and not be deemed to control us until they own 33.3% or more of our total equity. The amount of total equity owned by a holder or group of holders acting in concert is calculated by aggregating all shares held by the holder or group, whether as a combination of voting or non-voting shares or through other positions treated as equity for regulatory or accounting purposes and meeting certain other conditions. Holders deemed to be in “control” of us will be subject to certain reporting and other obligations with the Federal Reserve. Our shareholders should consult their own counsel with regard to regulatory implications.

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

Our certificate of formation and bylaws contain certain provisions that may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control of us. These provisions include (i) staggered terms for directors, who may only be removed for cause; (ii) authorization for our board of directors to issue shares of one or more series of preferred stock without shareholder approval and upon such terms as our board of directors may determine; (iii) a prohibition of shareholder action by less than unanimous written consent; (iv) a prohibition of cumulative voting in the election of directors; (v) a provision establishing certain advance notice procedures for nomination of candidates for election of directors and for shareholder proposals; and (vi) a limitation on the ability of shareholders to call special meetings to those shareholders or groups of shareholders owning at least 50.0% of the shares of our common stock that are issued, outstanding and entitled to vote. In addition, certain provisions of Texas law, including a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control. Moreover, banking laws impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws could delay or prevent an acquisition.

Our certificate of formation contains an exclusive forum provision that limits the judicial forums where our shareholders may initiate derivative actions and certain other legal proceedings against us and our directors and officers.

Our certificate of formation provides that the state and federal courts located in Montgomery County, Texas will, to the fullest extent permitted by law, be the sole and exclusive forum for certain causes of action, which may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. Alternatively, if a court were to find the choice of forum provision contained in our certificate of formation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices and headquarters are located at 1836 Spirit of Texas Way, Conroe, Texas 77301. All of our branches are located in Texas. We own 29 of our branch locations and lease the remaining nine locations. The terms of our leases range from five to ten years and generally give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. The following table sets forth a list of our locations as of the date of this Annual Report on Form 10-K.

Houston-The Woodlands-Sugar Land MSA
Location	Own or Lease	Sq. Ft.(1)
Houston
Post Oak Branch	Lease	16,403
720 N. Post Oak Road, Suites 101, 620 and 650, Houston, Texas 77024
Stafford Branch	Lease	6,372
12840 Southwest Freeway, Stafford, Texas 77477
Richmond Branch	Lease	5,890
3100 Richmond Avenue, Suite 100, Houston, Texas 77098
The Woodlands
Woodlands North Branch	Own	24,000	(2)
16610 Interstate 45 North, The Woodlands, Texas 77384
Woodlands Central Center	Own	14,925	(2)
1525 Lake Front Circle, The Woodlands, Texas 77380
Woodlands West Branch	Own	6,700	(2)
30350 FM 2978, Magnolia, Texas 77354
Conroe
Conroe Branch	Own	24,000	(2)
1836 Spirit of Texas Way (815 W. Davis Street), Conroe, Texas 77301
Conroe Operations Support Center	Own	12,932
1824 Spirit of Texas Way (815 W. Davis Street), Conroe, Texas 77301
Montgomery
Montgomery Branch	Own	12,568	(2)
165 Lone Star Parkway, Montgomery, Texas 77356
Tomball
Tomball Branch	Own	12,798	(2)
1100 W. Main Street, Tomball, Texas 77375
Magnolia
Magnolia Branch	Lease	3,600
6910 FM 1488, Suites 1, 2, 3 and 4, Magnolia, Texas 77354

Dallas-Fort Worth-Arlington MSA
Location	Own or Lease	Sq. Ft.
Dallas
Dallas Branch	Own	23,602
5301 Spring Valley Road Dallas, Texas 75254
Fort Worth
Fort Worth Branch	Own	7,483
1120 Summit Avenue Fort Worth, Texas 76102
Colleyville
Colleyville Branch	Lease	4,100
5712 Colleyville Boulevard, Suite 100, Colleyville, Texas 76034
Grapevine
Grapevine Branch	Lease	3,327
601 W. Northwest Highway, Suite 100, Grapevine, Texas 76051
Parker
Cool Branch	Own	3,479
9702 Mineral Wells Highway, Weatherford, Texas 76088

College Station-Bryan MSA
Location	Own or Lease	Sq. Ft.
College Station
College Station Banking and Operations Center	Own	12,358
625 University Drive East, College Station, Texas 77840

Mineral Wells MSA
Location	Own or Lease	Sq. Ft.
Mineral Wells
Mineral Wells Branch	Own	2,544
701 E. Hubbard Street, Mineral Wells, Texas 76067
Mingus Branch	Own	1,572
117 Highway 193, Mingus, Texas 76463
Palo Pinto Branch	Own	1,800
539 Oak Street, Palo Pinto, Texas 76484
Santo Branch	Own	1,760
14003 S. FM 4, Santo, Texas 76472

Comanche County
Location	Own or Lease	Sq. Ft.
Comanche
Comanche Branch	Own	12,342
100 E. Central Street, Comanche, Texas 76442

Jack County
Location	Own or Lease	Sq. Ft.
Jacksboro
Jacksboro Branch	Own	4,196
1220 N. Main Street, Jacksboro, Texas 76458

South Texas MSA
Location	Own or Lease	Sq. Ft.
Beeville
Beeville Branch	Own	26,442
1400 E. Houston Street, Beeville, Texas 78102
Yorktown
Yorktown Branch	Own	7,164
142 N. Riedel Street, Yorktown, Texas 78164
Seguin
Sequin Branch	Own	9,817
125 S. State Highway 46, Sequin, Texas 78155
Corpus Christi
Corpus Christi Branch	Own	12,318
2051 Rodd Field Rd, Corpus Christi, Texas 78412

Northeast Texas MSA
Location	Own or Lease	Sq. Ft.
Tyler
Tyler-South West Branch	Own	23,382
3915 S.S.W. Loop 323, Tyler, Texas 75711
Highway 64 Branch	Own	2,021
11433 Highway. 64 West, Tyler, Texas 75704
Lindale
Lindale Branch	Lease	2,598
16920 Village Lake Drive, Lindale, Texas 75771
Chandler
Chandler Branch	Own	5,916
216 N. Broad Street, Chandler, Texas 75758
Mabank
Mabank Branch	Own	5,472
1381 S. 3rd Street, Mabank, Texas 75147
Athens
Athens Branch	Own	4,572
713 East Tyler, Athens, Texas, 75751
Seven Points
Seven Points Branch	Own	4,950
220 E. Cedar Creek Parkway, Seven Points, Texas, 75143

Austin MSA
Location	Own or Lease	Sq. Ft.
San Antonio
Medical Hill Branch	Own	4,940
9324 Huebner Road, San Antonio, Texas 78240
Pyramid Branch	Lease	5,017
601 NW Loop 410, Suite 230, San Antonio, Texas 78216
Austin
Austin Branch	Lease	6,000
3001 Palm Way, Austin, Texas 78758
Avery Ranch Branch	Own	5,336
14951 Avery Ranch Blvd, Austin, Texas 78717
Tilden
Tilden Branch	Own	2,748
205 Elm Street, Tilden, Texas 78072

(1)	Square footage does not include drive thru.
(2)	We lease a portion of these owned space to third-party tenants.

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

Holders of Record

As of December 31, 2020 there were approximately 379 holders of record of the Company’s common stock.

Dividends

On September 24, 2020, the Company announced that our board of directors declared the initiation of a regular quarterly cash dividend of $0.07 per share of our outstanding common stock.  The dividend was paid on October 23, 2020 to shareholders of record at the close of business on October 9, 2020. On December 18, 2020, our board of directors declared a quarterly cash dividend of $0.09 per share on our outstanding common stock. The dividend was paid on January 19, 2021 to shareholders of record as of January 5, 2021. Total cash dividends declared to the Company’s shareholders in 2020 equaled $2.77 million.

The timing, declaration, amount and payment of any future cash dividends are at the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition, capital requirements, investment opportunities, growth opportunities, any legal, regulatory, contractual or other limitations on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, there are regulatory restrictions on our ability and the ability of the Bank to pay dividends. See “Item 1A. Risk Factors—Our dividend policy may change without notice, our future ability to pay dividends is subject to restrictions, and we may not pay dividends in the future” and “Item 1. Business— Supervision and Regulation—Holding Company Regulation—Restrictions on Bank Holding Company Dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Equity compensation plans approved by shareholders(1)	1,038,586	$14.25	942,638
Equity compensation plans not approved by shareholders	—	—	—
Total	1,038,586	$14.25	942,638

(1)

The number of shares available for future issuance includes 628,263 shares available under the Company’s 2017 Stock Incentive Plan (which allows for the issuance of options, as well as various other stock-based awards) and 314,375 shares available under the Company’s 2008 Stock Incentive Plan.

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

The following table summarizes the share repurchase activity from the inception of the Stock Buyback Program through December 31, 2020.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
July 2019	—	$—	$—	$11,700,000
August 2019	7,090	20.59	146,007	11,553,993
September 2019	2,500	20.63	197,582	11,502,418
October 2019	4,433	20.69	289,350	11,410,650
November 2019	—	—	289,350	11,410,650
December 2019	—	—	289,350	11,410,650
Total	14,023

January 2020	13,822	$20.73	$575,787	$11,124,213
February 2020	85,979	$20.23	2,320,854	$9,379,146
March 2020	221,409	$12.85	5,094,533	$6,605,467
April 2020	290,632	$10.17	8,101,233	$3,598,767
May 2020	228,390	$11.23	10,682,327	$1,017,673
June 2020	83,917	$12.67	11,777,860	$9,922,140
July 2020	22,832	$11.31	$12,036,189	9,663,811
August 2020	20,262	$12.51	12,289,454	9,410,546
September 2020	21,099	$11.69	12,533,884	9,166,116
October 2020	21,263	$13.13	12,810,632	8,889,368
November 2020	214,535	$15.37	15,600,090	6,099,910
December 2020	9,599	$16.58	15,758,903	5,941,097
Total	1,233,739

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

The following graph compares the cumulative total stockholders’ return on our common stock compared to the cumulative total returns for the Standard & Poor’s (S&P) 500 Index, the SNL Small Cap U.S. Bank Index and an index representing a group of peer banks from May 4, 2018 (the date our common stock commenced trading on NASDAQ) through December 31, 2020. The comparison assumes that $100 was invested on May 4, 2018 in our common stock and in each of the indices. The cumulative total return on each investment assumes reinvestment of dividends (if applicable).

Item 6. Selected Financial Data

The following table should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data,” below. The selected historical consolidated financial information set forth below as of and for the years ended December 31, 2020 and 2019 is derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.  The selected historical consolidated financial information set forth below as of and for the years ended December 31, 2018, 2017 and 2016 is derived from our audited financial statements not included in this Annual Report on Form 10-K. Recent acquisitions in 2020 and 2019 may affect the comparability of the information presented below. The selected historical results shown below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of our future performance.

	As of and for the Years Ended December 31,
	2020	2019	2018	2017	2016
		(Dollars in thousands, except per share data)
Selected Period-End Balance Sheet Data:
Total assets(1)	$3,084,759	$2,384,622	$1,476,621	$1,038,092	$985,093
Loans held for sale	1,470	3,989	3,945	3,814	4,003
Loans held for investment(1)	2,388,532	1,767,182	1,102,808	876,913	777,465
Allowance for loan and lease losses	(16,026)	(6,737)	(6,286)	(5,652)	(4,357)
Loans, net(1)	2,372,506	1,760,445	1,096,522	871,261	773,108
Total deposits	2,459,135	1,928,126	1,182,648	835,368	814,438
Short-term borrowings	10,000	—	12,500	15,000	5,000
Long-term borrowings(1)	242,020	105,140	77,784	84,205	70,620
Total stockholders' equity	360,779	345,705	198,796	99,139	92,896
Selected Period-End Income Statement Data:
Total interest income	123,545	95,260	57,339	46,907	40,210
Total interest expense	17,610	17,370	10,324	8,328	6,730
Net interest income	105,935	77,890	47,015	38,579	33,480
Provision for loan losses	11,257	2,856	2,160	2,475	1,617
Net interest income after provision for loan losses	94,678	75,034	44,855	36,104	31,863
Total noninterest income	18,876	14,567	10,489	9,638	8,342
Total noninterest expense	74,784	63,044	43,364	37,402	34,881
Income before income tax expense	38,770	26,557	11,980	8,340	5,324
Income tax expense	7,459	5,421	2,002	3,587	1,609
Net income	31,311	21,136	9,978	4,753	3,715
Selected Share and Per Share Data:
Earnings per common share--Basic	1.78	1.44	1.08	0.65	0.51
Earnings per common share--Diluted	1.77	1.40	1.03	0.63	0.50
Book value per share(2)	21.12	18.93	16.42	13.62	12.83
Tangible book value per share(3)	16.11	14.55	14.21	12.52	11.63
Weighted average common shares outstanding--Basic	17,567,117	14,697,342	9,258,216	7,233,783	7,065,243
Weighted average common shares outstanding--Diluted	17,649,463	15,112,827	9,642,408	7,519,944	7,205,709
Shares outstanding at end of period	17,081,831	18,258,222	12,103,753	7,280,183	7,239,763
Selected Performance Ratios:
Return on average assets	1.11%	1.14%	0.89%	0.47%	0.41%
Return on average stockholders' equity	8.98	8.38	6.77	4.88	4.09
Net interest margin(4)	4.19	4.58	4.60	4.19	4.09
Noninterest expense to average assets	2.65	3.39	3.85	3.71	3.86
Efficiency ratio	59.92	68.19	75.41	77.57	83.40
Average interest-earning assets to average interest-bearing liabilities	142.66	136.71	131.04	126.42	125.04
Loans to deposits	97.20	91.65	92.41	104.30	95.46
Yield on interest-earning assets	4.83	5.57	5.55	4.97	4.79
Cost of interest-bearing liabilities	0.91	1.39	1.31	1.12	1.00
Interest rate spread	3.92	4.18	4.24	3.85	3.79
Asset and Credit Quality Ratios:
Nonperforming loans to loans held for investment	0.36%	0.37%	0.49%	0.41%	0.49%
Nonperforming assets to loans plus OREO	0.37	0.57	0.56	0.42	0.50
Nonperforming assets to total assets	0.28	0.57	0.42	0.35	0.39
Net charge-offs to average loans	0.09	0.42	0.16	0.14	0.05
Allowance for loan and lease losses to nonperforming loans	186.41	104.18	118.18	157.22	114.45
Allowance for loan and lease losses to loans held for investment	0.67	0.38	0.58	0.65	0.56
Capital Ratios:
Average equity to average total assets	12.36%	13.55%	13.09%	9.66%	10.04%
Tangible equity to tangible assets(5)	9.18	11.53	11.94	8.92	8.67

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

Overview

We are a Texas corporation and a registered bank holding company located in the Houston metropolitan area with headquarters in Conroe, Texas. We offer a broad range of commercial and retail banking services through our wholly-owned bank subsidiary, Spirit of Texas Bank SSB. We operate through 38 full-service branches located primarily in the Houston, Dallas/Fort Worth, Bryan/College Station, San Antonio-New Braunfels, Corpus Christi, Tyler, and Austin metropolitan areas metropolitan areas. As of December 31, 2020, we had total assets of $3.08 billion, loans held for investment of $2.39 billion, total deposits of $2.46 billion and total stockholders’ equity of $360.8 million.

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

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely impacted the level of economic activity in the local, national and global economies and financial markets. As a result, the Company and certain of its customers have been adversely affected by the COVID-19 pandemic. The extent to which the COVID-19 pandemic negatively impacts the Company's business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, is unknown at this time and will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic is sustained, it may further adversely impact the Company and impair the ability of the Company's customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on its business operations, asset valuations, financial condition, and results of operations. Please refer to Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of two years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 25% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). At December 31, 2020, PPP loans totaled $277.8 million which are included in commercial and industrial loans.

The Economic Aid Act, signed into law on December 27, 2020, authorized new PPP funding and extended the authority of lenders to make PPP loans through March 31, 2021. Under the revised terms of the PPP, loans may be made to first time borrowers as well as certain businesses that previously received a PPP loan and experienced a significant reduction in revenue. The Company is participating in the new round of the PPP by offering first and second draw loans.

We are also currently participating in the Federal Reserve's PPPLF which, through December 31, 2020, will extend loans to banks who are loaning money to small businesses under the PPP. The amount outstanding at December 31, 2020, was $149.8 million and is non-recourse and secured by the amount of the PPP loans we originate. The maturity date of a borrowing under the PPPLF is equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF bear interest at a rate of 0.35% and there are no fees to us.

Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the PPP and, if applicable, the PPPLF. Specifically, all PPP loans have a zero percent risk weight under applicable risk-based capital rules. Additionally, a bank may exclude all PPP loans pledged as collateral to the PPPLF from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPPLF will be included.

Acquisition of Beeville

On April 2, 2019, the Company completed its acquisition of First Beeville Financial Corporation and its subsidiary, The First National Bank of Beeville. This transaction resulted in three additional branches and two LPO’s in the South Texas region. The Company issued 1,579,191 shares of its common stock as well as a net cash payment to Beeville shareholders of $32.4 million. For more information about the acquisition, see “Note 3. Business Combinations” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Acquisition of Chandler

On November 5, 2019, the Company completed its acquisition of Chandler Bancorp Inc., and its subsidiary, Citizens State Bank. This transaction resulted in seven additional branches in the North Texas region. The Company issued 2,100,000 shares of its common stock as well as a net cash payment to Citizens shareholders of $17.9 million. For more information about the acquisition, see “Note 3. Business Combinations” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Simmons Branch Acquisition

On February 28, 2020, Spirit completed its acquisition of certain assets and assumption of certain liabilities associated with five banking offices of Simmons Bank. The offices are located in Austin, San Antonio and Tilden, Texas. The Company paid total consideration of $131.6 million in the Simmons branch acquisition.

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

Noninterest Income

Our noninterest income includes the following: (1) service charges and fees; (2) SBA loan servicing fees; (3) mortgage referral fees; (4) gain on the sales of loans, net; (5) gain (loss) on sales of investment securities; (6) swap fees; (7) swap referral fees; and (8) other.

Noninterest Expense

Our noninterest expense includes the following: (1) salaries and employee benefits; (2) occupancy and equipment expenses; (3) professional services; (4) data processing and network; (5) regulatory assessments and insurance; (6) amortization of core deposit intangibles; (7) advertising; (8) marketing; (9) telephone expenses; (10) conversion expense; and (11) other.

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

Analysis of Results of Operations

Net income for the year ended December 31, 2020 totaled $31.3 million, which generated diluted earnings per common share of $1.77 and adjusted diluted earnings per common share, which is a non-GAAP financial measure that excludes gain on sale of securities and merger-related expenses, of $1.79 for the year ended December 31, 2020. Net income for the year ended December 31, 2019 totaled $21.1 million, which generated diluted earnings per common share of $1.40 and adjusted diluted earnings per common share of $1.43 for the year ended December 31, 2019. The increase in net income was driven by an increase in interest income of $28.3 million that was primarily attributable to acquired and organic loan growth and origination fees net of costs recognized on Paycheck Protection Program loans. Increased interest income was partially offset by an increase in salaries and benefits expense of $5.6 million and an increase in occupancy expense of $3.2 million, which was mainly the result of increased locations from acquisitions. Our results of operations for the year ended December 31, 2020 produced a return on average assets of 1.11% compared to a return on average assets of 1.14% for the year ended December 31, 2019. We had a return on average stockholders’ equity of 8.98% compared to a return on average stockholders’ equity of 8.38% for the year ended December 31, 2019.

Net income for the year ended December 31, 2019 totaled $21.1 million, which generated diluted earnings per common share of $1.40 and adjusted diluted earnings per common share, which is a non-GAAP financial measure that excludes gain on sale of securities and merger-related expenses, of $1.43 for the year ended December 31, 2019. Net income for the year ended December 31, 2018 totaled $10.0 million, which generated diluted earnings per common share of $1.03 and adjusted diluted earnings per common share of $1.19 for the year ended December 31, 2018. The increase in net income was driven by an increase in interest income of $37.9 million that was primarily attributable to acquired loan growth, partially offset by an increase in interest expense of $7.0 million, which was mainly the result of increased deposit balances from acquisitions. Our results of operations for the year ended December 31, 2019 produced a return on average assets of 1.14% compared to a return on average assets of 0.89% for the year ended December 31, 2018. We had a return on average stockholders’ equity of 8.38% compared to a return on average stockholders’ equity of 6.77% for the year ended December 31, 2018.

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

	Years Ended December 31,
	2020			2019			2018
	Average Balance(1)	Interest/ Expense	Yield/ Rate	Average Balance(1)	Interest/ Expense	Yield/ Rate	Average Balance(1)	Interest/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$183,065	$1,301	0.71%	$135,457	$2,892	2.13%	$28,077	$568	2.02%
Loans, including loans held for sale(2)	2,254,802	119,904	5.32%	1,411,139	87,547	6.20%	944,363	55,087	5.83%
Investment securities and other	117,947	2,340	1.98%	164,422	4,821	2.93%	60,113	1,684	2.80%
Total interest-earning assets	2,555,814	123,545	4.83%	1,711,018	95,260	5.57%	1,032,553	57,339	5.55%
Noninterest-earning assets	263,887			150,432			93,041
Total assets	$2,819,701			$1,861,450			$1,125,594
Interest-bearing liabilities:
Interest-bearing demand deposits	$371,811	$732	0.20%	$261,498	$1,180	0.45%	$19,324	$100	0.52%
Interest-bearing NOW accounts	20,174	52	0.26%	11,092	29	0.26%	8,078	12	0.15%
Savings and money market accounts	527,149	3,105	0.59%	283,865	2,500	0.88%	228,413	1,384	0.61%
Time deposits	694,087	10,681	1.54%	623,189	11,831	1.90%	447,368	6,986	1.56%
FHLB advances and other borrowings	178,328	3,040	1.70%	71,899	1,830	2.55%	84,777	1,842	2.17%
Total interest-bearing liabilities	1,791,549	17,610	0.98%	1,251,543	17,370	1.39%	787,960	10,324	1.31%
Noninterest-bearing liabilities and shareholders' equity
Noninterest-bearing demand deposits	655,328			353,579			187,080
Other liabilities	24,314			4,118			3,269
Stockholders' equity	348,510			252,210			147,285
Total liabilities and stockholders' equity	$2,819,701			$1,861,450			$1,125,594
Net interest rate spread			3.85%			4.18%			4.24%
Net interest income and margin		$105,935	4.14%		$77,890	4.55%		$47,015	4.55%
Net interest income and margin (tax equivalent)(3)		$107,712	4.21%		$78,336	4.58%		$47,573	4.60%

(1)	Average balances presented are derived from daily average balances.
(2)	Includes loans on nonaccrual status.
(3)

In order to make pretax income and resultant yields on tax-exempt loans comparable to those on taxable loans, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the years ended December 31, 2020, 2019 and 2018, which is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates follows:

	Years Ended December 31, 2020 Compared to 2019			Years Ended December 31, 2019 Compared to 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$782	$(2,373)	$(1,591)	$2,172	$350	$2,522
Loans, including loans held for sale(2)	46,306	(13,949)	32,357	27,228	5,231	32,459
Investment securities and other	(1,157)	(1,324)	(2,481)	2,922	18	2,940
Total change in interest income	$45,931	$(17,646)	$28,285	$32,322	$5,599	$37,921
Interest-bearing liabilities:
Interest-bearing demand deposits	$378	$(826)	$(448)	$1,253	$(173)	$1,080
Interest-bearing NOW accounts	23	—	23	4	13	17
Savings and money market accounts	1,631	(1,026)	605	336	780	1,116
Time deposits	1,250	(2,400)	(1,150)	2,746	2,099	4,845
FHLB advances and other borrowings	1,977	(767)	1,210	(280)	268	(12)
Total change in interest expenses	5,259	(5,019)	240	4,059	2,987	7,046
Total change in net interest income	$40,672	$(12,627)	$28,045	$28,263	$2,612	$30,875

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.
(2)	Includes loans on nonaccrual status.

Year ended December 31, 2020 compared to Year ended December 31, 2019

Net interest income was $105.9 million for the year ended December 31, 2020 compared to $77.9 million for the year ended December 31, 2019, representing an increase of $28.0 million, or 36.0%. The increase in net interest income was primarily due to an increase in interest income of $28.3 million partially offset by an increase in interest expense of $240 thousand. Interest income on loans increased by $32.4 million for the year ended December 31, 2020. The effects of growth in average loans of $843.7 million, including loans held for sale, for the year ended December 31, 2020 was more than offset by declines in interest rates during the year and the primary driver of the increase in interest income on loans of $6.8 million was origination fees recognized in conjunction with the PPP.

Interest expense was $17.6 million for the year ended December 31, 2020 compared to $17.4 million for the year ended December 31, 2019, representing an increase of $240 thousand, or 1.4%. This increase was mainly due to an increase in interest expense on FHLB advances and other borrowings. Interest expense on FHLB advances and other borrowings totaled $3.0 million for the year ended December 31, 2020 compared to $1.8 million for the year ended December 31, 2019, representing an increase of $1.2 million, resulting primarily from interest expense on subordinated debt issued during 2020 which yields 6.0%. Interest on subordinated debt was offset by declines in interest expense on deposits related to lower overall market interest rates.

Interest expense on deposits decreased by $970 thousand for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily attributable to a decrease in overall market rates offset by an increase in the average balance of interest bearing deposits of $433.6 million.  The average cost of deposits for the year ended December 31, 2020 was 0.64% compared to the average cost of deposits of 1.01% for the year ended December 31, 2019.  The decrease in cost of deposits was primarily attributable to the decrease in interest rates by the Federal Open Market Committee during 2020.  For the year ended December 31, 2020, the average rate paid on time deposits was 1.54% compared to 1.90% for the year ended December 31, 2019.

Net interest margin was 4.14% for the year ended December 31, 2020, compared to 4.55% for the year ended December 31, 2019, representing a decrease of 41 basis points. The tax equivalent net interest margin (which is a non-GAAP measure) was 4.21% for the year ended December 31, 2020 compared to 4.58% for the year ended December 31, 2019, representing a decrease of 37 basis points. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” The average yield on interest-earning assets decreased by 74 basis points for the year ended December 31, 2020, compared to the year ended December 31, 2019 and the average rate paid on interest-bearing liabilities decreased by 41 basis points, resulting in a 33 basis point decrease in the interest rate spread.

We currently expect our net interest income and net interest margin to remain stable throughout 2021 as the majority of variable rate loans are currently at their respective floors. Additionally, our participation in the PPP, as further discussed below, is expected to impact net interest income and net interest margin as loans are forgiven and deferred costs and fees are recognized in full through yield.

Year ended December 31, 2019 compared to Year ended December 31, 2018

Net interest income was $77.9 million for the year ended December 31, 2019, compared to $47.0 million for the year ended December 31, 2018, representing an increase of $30.9 million, or 65.7%. The increase in net interest income was primarily due to an increase in interest income of $37.9 million partially offset by an increase in interest expense of $7.0 million. Interest income on loans increased by $32.5 million for the year ended December 31, 2019. The growth in average loans of $466.8 million, including loans held for sale, for the year ended December 31, 2019 was the primary driver of the increase in interest income on loans while an increase in the average rate on loans of 37 basis points over the same period as contributed.

Interest expense was $17.4 million for the year ended December 31, 2019, compared to $10.3 million for the year ended December 31, 2018, representing an increase of $7.1 million, or 68.2%. This increase was mainly due to an increase in interest expense on deposits. Interest expense on deposits totaled $15.5 million for the year ended December 31, 2019, compared to $8.5 million for the year ended December 31, 2018, representing an increase of $7.0 million, resulting primarily from an increase in average deposits of $476.5 million. The average cost of deposits for the year ended December 31, 2019 was 1.01% compared to the average cost of deposits of 0.95% for the year ended December 31, 2018. The increase in cost of deposits was primarily attributable to the increase in interest rates by the Federal Open Market Committee during 2019. For the year ended December 31, 2019, the average rate paid on time deposits was 1.90% compared to 1.56% for the year ended December 31, 2018.

Interest expense on FHLB advances and other borrowings decreased by $12 thousand for the year ended December 31, 2019, compared to the year ended December 31, 2018. The decrease was primarily attributable to a decrease in the average balance of FHLB advances and other borrowings of $12.9 million for the year ended December 31, 2019 offset by an increase in the average rate paid on FHLB advances and other borrowings of 38 basis points. The increase in the average rate on borrowings was primarily attributable to the use of our line of credit with a third-party lender during the year which had and interest rate of LIBOR plus 4.00% per annum.

The net interest margin of 4.55% was unchanged for the year ended December 31, 2019 when compared to 4.55% for the year ended December 31, 2018. The tax equivalent net interest margin was 4.58% for the year ended December 31, 2019, compared to 4.60% for the year ended December 31, 2018, representing a decrease of 2 basis points. The average yield on interest-earning assets increased by 2 basis points for the year ended December 31, 2019, compared to the year ended December 31, 2018 while the average rate paid on interest-bearing liabilities increased by 8 basis points, resulting in a 6 basis point decrease in the interest rate spread.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan and lease losses at a level capable of absorbing inherent losses in the loan portfolio. See the discussion under “—Critical Accounting Policies—Allowance for Loan and Lease Losses.” Our management and board of directors review the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance for loan and lease losses calculation is segregated by call report code and then further segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale by loan officers that are subject to validation by a third-party loan review or our internal credit committee. Risk ratings are categorized as pass, watch, special mention, substandard, doubtful and loss, with some general allocation of reserves based on these grades. Impaired loans are reviewed specifically and separately under the FASB’s Accounting Standards Codification (“ASC”) 310, “Receivables”, to determine the appropriate reserve allocation. Management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Loan segments negatively impacted by COVID-19 and deferrals granted as a result of the pandemic do not have a direct impact on the provision; however, adjustments to qualitative factors and loan downgrades within these populations have been made which do impact the provision. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan and lease losses at an appropriate level.

Year ended December 31, 2020 compared to Year ended December 31, 2019

The provision for loan losses was $11.3 million for the year ended December 31, 2020 and $2.9 million for the year ended December 31, 2019. The increase of the provision for the year ended December 31, 2020 was primarily due to increased qualitative reserves in response to the global COVID-19 pandemic. Currently, the qualitative reserve calculation is based upon ten external and internal factors. The COVID-19 pandemic did not significantly impact internal qualitative factors via changes to underwriting guidelines, staffing, and compliance; however, external factors which are developed based upon GDP growth, unemployment, and oil prices were significantly impacted.  It was the deterioration in these macroeconomic conditions which translated into higher qualitative scores and thus higher reserves.

Our management maintains a proactive approach in managing nonperforming loans, which were $8.6 million, or 0.36% of loans held for investment, at December 31, 2020, and $6.5 million, or 0.37% of loans held for investment, at December 31, 2019. During 2020, we had net charged-off loans totaling $2.0 million, compared to net charged-off loans of $2.4 million for the year ended December 31, 2019. The ratio of net charged-off loans to average loans was 0.09% for 2020, compared to 0.17% for 2019. The allowance for loan and lease losses totaled $16.0 million, or 0.67% of loans held for investment, at December 31, 2020, compared to $6.7 million, or 0.38% of loans held for investment, at December 31, 2019. The ratio of allowance for loan and lease losses to nonperforming loans was 186.4% at December 31, 2020, compared to 104.18% at December 31, 2019.

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

Nonperforming loans were $6.5 million, or 0.37% of loans held for investment, at December 31, 2019, and $5.3 million, or 0.49% of loans held for investment, at December 31, 2018. During 2019, we had net charged-off loans totaling $2.4 million, compared to net charged-off loans of $1.5 million for the year ended December 31, 2018. The ratio of net charged-off loans to average loans was 0.17% for 2019, compared to 0.16% for 2018. The allowance for loan and lease losses totaled $6.7 million, or 0.38% of loans held for investment, at December 31, 2019, compared to $6.3 million, or 0.58% of loans held for investment, at December 31, 2018. The ratio of allowance for loan and lease losses to nonperforming loans was 104.18% at December 31, 2019, compared to 118.18% at December 31, 2018.

Noninterest Income

Our noninterest income includes the following: (1) service charges and fees; (2) SBA loan servicing fees; (3) mortgage referral fees; (4) gain on the sales of loans, net; (5) gain (loss) on sales of investment securities; (6) swap fees; (7) swap referral fees; and (8) other.

The following table presents a summary of noninterest income by category, including the percentage change in each category, for the periods indicated:

	Years Ended December 31, 2020 Compared to 2019			Years Ended December 31, 2019 Compared to 2018
	2020	2019	Change from the Prior Year	2019	2018	Change from the Prior Year
	(Dollars in thousands)
Noninterest income:
Service charges and fees	$5,660	$3,710	52.6%	$3,710	$1,887	96.6%
SBA loan servicing fees	1,192	929	28.3%	929	2,727	-65.9%
Mortgage referral fees	1,334	713	87.1%	713	621	14.8%
Gain on sales of loans, net	5,496	4,014	36.9%	4,014	5,120	-21.6%
Gain (loss) on sales of investment securities	1,031	4,582	-77.5%	4,582	—	N/A
Swap Fees	1,746	—	N/A	—	—	N/A
Swap Referral Fees	1,950	—	N/A	—	—	N/A
Other noninterest income	467	619	-24.6%	619	134	361.9%
Total noninterest income	$18,876	$14,567	29.6%	$14,567	$10,489	38.9%

Year ended December 31, 2020 compared to Year ended December 31, 2019

For the year ended December 31, 2020, noninterest income totaled $18.9 million, a $4.3 million, or 29.6%, increase from $14.6 million for the prior year. This increase was primarily due to fees on two new swap products offered to commercial loan customers, increased service charges related to an increase in number of accounts, and an increase in gain on sale of loans recorded in conjunction with the Main Street Lending Program.  This was partially offset by a decrease in gains on sale of investment securities of $3.6 million. We currently expect noninterest income to remain at reduced levels due to less loan sales and fewer swap agreements in response to the COVID-19 pandemic; however, these revenue streams are beginning to show signs of improvement.

Both swap fees and swap referral fees represent new product offerings in 2020.  The decision to offer these products was based upon customer demand and the need to structure some lending deals in a manner that is as competitive as other financial institutions in our market. Depending on the pace of the economic recovery and prevailing views regarding when interest rates might rise, demand for these products will increase or decrease accordingly.

SBA loans servicing fees were $1.2 million for the year ended December 31, 2020, compared to $929 thousand for the year ended December 31, 2019. The $263 thousand increase was primarily due to fair value market adjustments on the SBA servicing asset.

Service charges and fees were $5.7 million for the year ended December 31, 2020, compared to $3.7 million for the year ended December 31, 2019. The $2.0 million increase was due to increased deposit accounts associated with acquired institutions and accounts related to government lending programs.

Gain on sales of loans, net, was $5.5 million for the year ended December 31, 2020, compared to $4.0 million for the year ended December 31, 2019, an increase of $1.5 million. The increase was due to gain on sale of Main Street Lending Program loans of $3.7 million offset by declines in gain on sale of SBA loans.

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

SBA loans servicing fees were $929 thousand for the year ended December 31, 2019, compared to $2.7 million for the year ended December 31, 2018. The $1.8 million decrease was primarily due to fair value market adjustments on the SBA servicing asset.

Service charges and fees were $3.7 million for the year ended December 31, 2019, compared to $1.9 million for the year ended December 31, 2018. The $1.8 million increase was due to increased deposit accounts associated with acquired institutions.

Gain on sales of loans, net, was $4.0 million for the year ended December 31, 2019, compared to $5.1 million for the year ended December 31, 2018, a decrease of $1.1 million. This decrease was primarily driven by a reduction in the number of SBA loan sales throughout 2019.

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

The following table presents a summary of noninterest expenses by category, including the percentage change in each category, for the periods indicated:

	Years Ended December 31, 2020 Compared to 2019			Years Ended December 31, 2019 Compared to 2018
	2020	2019	Change from the Prior Year	2019	2018	Change from the Prior Year
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$41,756	$36,175	15.4%	$36,175	$27,512	31.5%
Occupancy and equipment expenses	10,047	6,884	45.9%	6,884	5,215	32.0%
Professional services	2,687	4,054	-33.7%	4,054	3,055	32.7%
Data processing and network	3,973	3,036	30.9%	3,036	1,276	137.9%
Regulatory assessments and insurance	1,847	422	337.7%	422	1,094	-61.4%
Amortization of intangibles	3,663	3,630	0.9%	3,630	917	295.9%
Advertising	679	623	9.0%	623	381	63.5%
Marketing	276	538	-48.7%	538	508	5.9%
Telephone expense	2,013	993	102.7%	993	414	139.9%
Conversion expenses	1,841	1,992	-7.6%	1,992	160	0.0%
Other operating expenses	6,002	4,697	27.8%	4,697	2,832	65.9%
Total noninterest expense	$74,784	$63,044	18.6%	$63,044	$43,364	45.4%

Year ended December 31, 2020 compared to Year ended December 31, 2019

For the year ended December 31, 2020, noninterest expense totaled $74.8 million, an $11.7 million, or 18.6%, increase from $63.0 million for the prior year. This increase was primarily due to increases in salaries and employee benefits of $5.6 million, occupancy and equipment expenses of $3.2 million, regulatory assessments and insurance of $1.4 million, other operating expenses of $1.3 million, and telephone expense of $1.0 million.

Salaries and employee benefits totaled $41.8 million for the year ended December 31, 2020, which included $979 thousand of stock-based compensation expense. By comparison, salaries and employee benefits totaled $36.2 million for the year ended December 31, 2019, which included $665 thousand of stock-based compensation expense. During 2020, we experienced higher salary and employee benefit costs primarily due to increased employee count resulting from the Simmons branch acquisition and acquisition-related and Paycheck Protection Program bonuses paid.

Professional services decreased $1.4 million to $2.7 million for the year ended December 31, 2020, compared to $4.1 million for the year ended December 31, 2019.  The decrease was primarily due to increased legal and consulting expenses in 2019 related to the Beeville and Citizens acquisitions compared to expenses in 2020 related to only the Simmons branch acquisition.

Increases in occupancy and equipment, regulatory assessments and insurance, and telephone expense are all related to a larger branch network due to our merger activity.

Other operating expense increased $1.3 million for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to prepayment penalties paid on FHLB advances which were incurred as part of an overall balance sheet strategy.

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

Other operating expense increased $1.9 million for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to conversion expenses related to the Comanche acquisition and the Beeville acquisition.

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

Year ended December 31, 2020 compared to Year ended December 31, 2019

Income tax expense was $7.5 million, an increase of $2.0 million for the year ended December 31, 2020, compared to income tax expense of $5.4 million for the year ended December 31, 2019. Our effective tax rates for the years ended December 31, 2020 and 2019 were 19.24% and 20.41%, respectively. The effective tax rate was lower at December 31, 2020 due to the income tax benefit associated with a net operating loss carryback claim that was allowed under the CARES Act. The effective tax rate at December 31, 2019 represents a more normalized rate based on recurring permanent differences.

Year ended December 31, 2019 compared to Year ended December 31, 2018

Income tax expense was $5.4 million, an increase of $3.4 million for the year ended December 31, 2019, compared to income tax expense of $2.0 million for the year ended December 31, 2018. Our effective tax rates for the years ended December 31, 2019 and 2018 were 20.41% and 16.71%, respectively. The effective tax rate was lower at December 31, 2018 due to the income tax benefit associated with nonqualified stock option exercises that occurred during 2018, as well as additional tax exempt interest.  The effective tax rate at December 31, 2019 represents a more normalized rate based on recurring permanent differences.

Financial Condition

Our total assets increased $700.1 million, or 29.4%, from $2.39 billion as of December 31, 2019 to $3.08 billion as of December 31, 2020. Our asset growth was mainly due to the Simmons branch acquisition and success with the PPP.

Investment Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. The securities portfolio grew to $236.4 million during 2020 as a result of deploying excess liquidity resulting from PPP loan forgiveness and lack of robust loan demand.  The average balance of the securities portfolio including FHLB, FRB and The Independent BankersBank (“TIB”) stock for the years ended December 31, 2020 and 2019 was $117.9 million and $164.4 million, respectively, with a pre-tax yield of 1.98% and 2.93%, respectively. We held 97 securities classified as available for sale with an amortized cost of $211.2 million as of December 31, 2020.  Additionally, we held one equity security carried at fair value totaling $24 million.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. No securities were determined to be OTTI as of December 31, 2020 or 2019.

The following table summarizes our available for sale securities portfolio as of the dates presented.

	As of December 31,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
U.S. treasuries	$—	$—	$60,315	$60,371	$—	$—
U.S Government agencies	—	—	—	—	2,015	1,934
State and municipal obligations	36,258	37,185	7,861	7,981	17,201	18,048
Residential mortgage-backed securities	132,130	132,142	27,922	28,585	152,232	153,974
Corporate bonds and other debt securities	42,768	43,093	—	—	5,667	5,505
Total available for sale	$211,156	$212,420	$96,098	$96,937	$177,115	$179,461

The following table shows contractual maturities and the weighted average yields on our investment securities as of the date presented. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are not presented on a taxable equivalent basis:

	Maturity as of December 31, 2020
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available for sale:
State and municipal obligations	1,971	2.50%	271	4.76%	80	4.87%	33,936	2.05%
Residential mortgage- backed securities	—	0.00%	—	0.00%	10,184	1.27%	121,946	0.47%
Corporate bonds and other debt securities	—	0.00%	4,212	3.26%	35,952	4.85%	2,604	4.61%
Total available for sale	$1,971	2.50%	$4,483	3.35%	$46,216	4.06%	$158,486	0.88%

As a member institution of the FHLB and TIB, the Bank is required to own capital stock in the FHLB and TIB. As of December 31, 2020 and 2019, the Bank held approximately $5.7 million and $8.3 million, respectively, in FHLB and TIB stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or TIB. Such repurchases have historically been at par value. We monitor our investment in FHLB and TIB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of December 31, 2020 and 2019, management did not identify any indicators of impairment of FHLB or TIB stock.

Equity investments at fair value consist of an investment in the CRA Qualified Investment Fund. Investment in the fund allows the Bank to earn a return on invested funds while obtaining CRA credit. At December 31, 2020, the fair value of equity securities totalled $24 million.

We did not have any concentrations where the total outstanding balances issued by a single issuer exceeded 10% of our stockholders’ equity as of December 31, 2020 or 2019.

Our securities portfolio had a weighted average life of 5.11 years and an effective duration of 4.58 years as of December 31, 2020 and a weighted average life of 2.46 years and an effective duration of 2.09 years as of December 31, 2019.

Loans Held for Sale

Loans held for sale consist of the guaranteed portion of SBA loans that we intend to sell after origination and the credit card portfolio acquired in conjunction with the Citizens acquisition. Our loans held for sale were $1.5 million as of December 31, 2020 and $4.0 million as of December 31, 2019.

Loan Concentrations

Our primary source of income is interest on loans to individuals, professionals, small and medium-sized businesses and commercial companies located in the Houston, Dallas/Fort Worth, Bryan/College Station, San Antonio/New Braunfels, Corpus Christi, Tyler and Austin metropolitan areas. Our loan portfolio consists primarily of commercial and industrial loans, 1-4 single family residential real estate loans and loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning asset base.

Our loans of $2.39 billion as of December 31, 2020 represented an increase of $621.4 million, or 35.2%, compared to $1.77 billion as of December 31, 2019. This increase was primarily due to the acquired loan growth of $260.3 million associated with the Simmons branch acquisition and loans outstanding under the PPP of $277.8 million.

Our loans as a percentage of assets were 77.4% and 74.1% as of December 31, 2020 and 2019, respectively.

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table summarizes the allocation of loans by type as of the dates presented.

	As of December 31,
	2020		2019		2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
					(Dollars in thousands)
Commercial and industrial loans(1)	$574,986	24.1%	$282,949	16.0%	$173,892	15.8%	$135,040	15.4%	$117,762	15.1%
Real estate:
1-4 single family residential loans	364,139	15.2%	375,743	21.3%	279,665	25.4%	237,753	27.1%	208,616	26.8%
Construction, land and development loans	415,488	17.4%	259,384	14.7%	159,734	14.5%	139,470	15.9%	113,316	14.6%
Commercial real estate loans (including multifamily)	956,743	40.1%	753,812	42.7%	403,800	36.6%	288,282	32.9%	254,499	32.7%
Consumer loans and leases	11,738	0.5%	22,769	1.3%	24,378	2.2%	22,736	2.6%	26,676	3.4%
Municipal and other loans	65,438	2.7%	72,525	4.1%	61,339	5.6%	53,632	6.1%	56,596	7.3%
Total loans held in portfolio	$2,388,532	100.0%	$1,767,182	100.0%	$1,102,808	100.0%	$876,913	100.0%	$777,465	100.0%
(1)	Balance includes $70.8 million $74.2 million, $76.9 million, $67.1 million and 58.7 million of the unguaranteed portion of SBA loans as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

Commercial and Industrial Loans

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

Commercial and industrial loans, including SBA and PPP loans discussed below, totaled $575.0 million as of December 31, 2020 and represented an increase of $292.0 million, or 103.2%, from $282.9 million as of December 31, 2019. This increase was primarily due to loans outstanding related to the PPP of $277.8 million.

SBA Loans

SBA loans are included in commercial and industrial loans. The primary focus of our SBA lending program is financing well-known national franchises for which the United States generally will guarantee between 75% and 85% of the loan. We are an SBA preferred lender, and originate SBA loans to national franchises in Texas and nationwide. We routinely sell the guaranteed portion of SBA loans to third parties for a premium and retain the servicing rights, for which we earn a 1% fee, and maintain the nonguaranteed portion in our loan portfolio.

SBA loans held in our loan portfolio totaled $70.8 million and $74.2 million at December 31, 2020 and 2019, respectively. We intend to continue to lend under the SBA lending program at volumes determined by market demand.

Paycheck Protection Program

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. These loans are included in commercial and industrial loans and may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of two years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 25% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). At December 31, 2020, PPP loans totaled $277.8 million which are included in commercial and industrial loans. The Company is participating in the new round of the PPP by offering first and second draw loans.

We are also currently participating in the Federal Reserve's PPPLF which, through December 31, 2020, extended loans to banks who are loaning money to small businesses under the PPP. The amount outstanding at December 31, 2020 was $149.8 million and is non-recourse and secured by the amount of the PPP loans we originate. The maturity date of a borrowing under the PPPLF is equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF will bear interest at a rate of 0.35% and there are no fees to us.

Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the PPP and, if applicable, the PPPLF. Specifically, all PPP loans have a zero percent risk weight under applicable risk-based capital rules. Additionally, a bank may exclude all PPP loans pledged as collateral to the PPPLF from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPPLF will be included.

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

1-4 single family residential real estate loans totaled $364.1 million as of December 31, 2020 and represented a decrease of $11.6 million, or 3.1%, from $375.7 million as of December 31, 2019. Foreign national loans comprised $124.6 million, or 34.2%, of 1-4 single family residential real estate loans as of December 31, 2020, compared to $134.0 million, or 35.7%, of 1-4 single family residential real estate loans as of December 31, 2019. The decrease was primarily due to refinance competition in response to overall lower interest rates.

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

Construction loans totaled $415.5 million as of December 31, 2020 and represented an increase of $156.1 million, or 60.2%, from $259.4 million as of December 31, 2019. The increase was primarily due to acquired loans associated with the Simmons branch acquisition.

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

Commercial real estate loans consist of owner and nonowner-occupied commercial real estate loans, multifamily loans and farmland. Total commercial real estate loans of $956.7 million as of December 31, 2020 represented an increase of $202.9 million, or 26.9%, from $753.8 million as of December 31, 2019. The increase was primarily due to acquired loans associated with the Simmons branch acquisition.

Owner and nonowner-occupied commercial real estate loans

Owner-occupied commercial real estate loans totaled $243.1 million as of December 31, 2020 and $353.3 million as of December 31, 2019. Owner-occupied real estate loans comprised 25.4% and 47.0% of total commercial real estate loans as of December 31, 2020 and 2019, respectively.

Nonowner-occupied commercial real estate loans totaled $600.6 million as of December 31, 2020 and $326.1 million as of December 31, 2019. Nonowner-occupied commercial real estate loans comprised 62.8% and 43.3% of total commercial real estate loans as of December 31, 2020 and 2019, respectively.

Multifamily loans and farmland

Multifamily loans totaled $55.3 million at December 31, 2020 and $10.6 million at December 31, 2019. Multifamily loans comprised 5.8% and 1.4% of total commercial real estate loans as of December 31, 2020 and 2019, respectively.

Multifamily loans are not a focus of the Bank, and we do not expect this portion of the portfolio to represent a large portion of our growth going forward. Farmland loans totaled $57.8 million at December 31, 2020 and $63.8 million at December 31, 2019.

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

All of our leases are related to the financing of vehicle leases to individuals. These loans are originated by a well-known third-party leasing company and subsequently purchased by us after our final credit review. We limit our exposure to individuals living in Texas, within our defined local markets. We do not intend on growing this portfolio going forward as we believe current pricing on these loans does not adequately cover the inherent risk.

Consumer loans and leases totaled $11.7 million as of December 31, 2020 and represented a decrease of $11.0 million, or 48.4%, from $22.8 million as of December 31, 2019. Leases comprised $1.8 million and $6.2 million of total consumer loans and leases at December 31, 2020 and 2019, respectively.

Municipal and other loans

Municipal and other loans consist primarily of loans made to municipalities and emergency service, hospital and school districts as well as agricultural loans.

We make loans to municipalities and emergency service, hospital and school districts primarily throughout Texas. The majority of these loans have tax or revenue pledges and in some cases are additionally supported by collateral. Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service. Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities. Total loans to municipalities and emergency service, hospital and school districts and others were $65.4 million and $72.5 million as of December 31, 2020 and 2019, respectively.

For a more detailed discussion of the type of loans in our loan portfolio, see “Business—Lending Activities.”

The following table summarizes the loan contractual maturity distribution by type and by related interest rate characteristics as of the date indicated:

	As of December 31, 2020
	One Year or Less	After One but Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial loans	$81,307	$414,933	$78,746	$574,986
Real estate:
1-4 single family residential loans	32,305	77,591	254,243	364,139
Construction, land and development loans	137,987	224,115	53,386	415,488
Commercial real estate loans (including multifamily)	103,513	442,881	410,349	956,743
Consumer loans and leases	5,032	6,249	457	11,738
Municipal and other loans	10,190	17,680	37,568	65,438
Total loans held in portfolio	$370,334	$1,183,449	$834,749	$2,388,532
Predetermined (fixed) interest rates		$650,175	$193,682
Floating interest rates		533,274	641,067
Total		$1,183,449	$834,749

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

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due, other real estate owned and repossessed assets and restructured loans as of the dates indicated:

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial and industrial loans	$4,929	$2,579	$3,570	$1,927	$1,638
Real estate:
1-4 single family residential loans	1,508	1,901	1,090	1,135	1,296
Construction, land and development loans	217	214	—	—	—
Commercial real estate loans (including multifamily)	1,836	1,700	354	447	778
Consumer loans and leases	108	71	17	53	95
Municipal and other loans	—	—	—	—	—
Total nonaccrual loans	8,598	6,465	5,031	3,562	3,807
Accruing loans 90 days or more past due	—	2	288	33	—
Total nonperforming loans	8,598	6,467	5,319	3,595	3,807
Other real estate owned and repossessed assets	133	3,653	782	21	23
Total nonperforming assets	$8,731	$10,120	$6,101	$3,616	$3,830
Restructured loans(1)	$231	$209	$210	$270	$261

(1)

Performing troubled debt restructurings represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Nonperforming loans totaled $8.6 million at December 31, 2020, an increase of $2.1 million, or 33.0%, from $6.5 million at December 31, 2019. Nonperforming assets totaled $8.7 million at December 31, 2020, a decrease of

$1.4 million, or 13.7%, from $10.1 million at December 31, 2019. This decrease was primarily due to sales of other real estate owned during the year.

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

Certain borrowers are currently unable to meet their contractual payment obligations because of the effects of COVID-19. In an effort to mitigate the adverse effects of COVID-19 on our loan customers, we have provided them the opportunity to defer payments, or portions thereof, for up to 90 days, should they so request. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). Since the beginning of the Pandemic in March of 2020 through December 31, 2020, 1,909 qualified loans had been granted 90 day deferrals or interest-only payment periods of 90 days with an unpaid principal balance of $545.8 million.  From the date of deferment through December 31, 2020, approximately 84.1% of loans had exited the deferral period.  At December 31, 2020 approximately $86.9 million of loans remain in deferment with approximately $52.7 million and $12.8 million in second and third deferral periods, respectively.

The vast majority of our loan customers continue to show signs of recovery from the COVID-19 pandemic, as demonstrated by the significant decline of loans for which we had granted deferrals. We continue to monitor industries that have experienced more lasting effects from the COVID-19 pandemic. Hospitality remains our primary focus; however, our total exposure in this segment represents only $100.6 million, or 4.2% of our total loan portfolio. At December 31, 2020, approximately $16.5 million of hospitality loans remain on deferment periods that will expire during the first quarter of 2021. Direct and indirect oil and gas exposure is an additional focal point representing $80.3 million, or 3.4% of our total loan portfolio. Restaurants and retail centers continue to show signs of improvement and should benefit from additional stimulus programs that are expected to be forthcoming in the first quarter of 2021. At December 31, 2020 no alterations were made to the allowance for loan loss calculation specifically for the industries highlighted above. Risk rate downgrades and adjustments to qualitative factors were deemed sufficient to capture any incremental losses in these industries.

These deferrals have also caused the increase in accrued interest shown on the consolidated balance sheets at December 31, 2020 compared to December 31, 2019.

The following table sets forth our asset and credit quality ratios for the periods presented:

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Asset and Credit Quality Ratios:
Nonperforming loans to loans held for investment(1)	0.36%	0.37%	0.49%	0.41%	0.49%
Nonperforming assets to loans plus OREO	0.37%	0.57%	0.56%	0.42%	0.50%
Nonperforming assets to total assets(2)	0.28%	0.42%	0.42%	0.35%	0.39%
Net charge-offs to average loans	0.09%	0.17%	0.16%	0.14%	0.05%
Allowance for loan and lease losses to nonperforming loans	186.39%	104.18%	118.18%	157.22%	114.45%
Allowance for loan and lease losses to loans held for investment	0.67%	0.38%	0.58%	0.65%	0.56%
(1)	Nonperforming loans include loans on nonaccrual status and accruing loans 90 or more days past due.
(2)	Nonperforming assets include loans on nonaccrual status, accruing loans 90 days or more past due and other real estate owned and repossessed assets.

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

The following tables summarize the allocation of allowance for loan and lease losses related to our loans as of the dates and for the periods presented. This allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans:

	Allowance Rollforward
Year Ended December 31, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,078	$(1,877)	$89	$6,796	$9,086
Real estate:
1-4 single family residential loans	31	(21)	—	137	147
Construction, land and development loans	1,055	—	—	689	1,744
Commercial real estate loans (including multifamily)	1,451	—	—	3,392	4,843
Consumer loans and leases	68	(222)	57	242	145
Municipal and other loans	54	—	6	1	61
Ending allowance balance	$6,737	$(2,120)	$152	$11,257	$16,026

	Allowance Rollforward
Year Ended December 31, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,453	$(2,508)	$147	$1,986	$4,078
Real estate:
1-4 single family residential loans	59	—	65	(93)	31
Construction, land and development loans	731	—	—	324	1,055
Commercial real estate loans (including multifamily)	960	—	—	491	1,451
Consumer loans and leases	80	(134)	20	102	68
Municipal and other loans	3	—	5	46	54
Ending allowance balance	$6,286	$(2,642)	$237	$2,856	$6,737

	Allowance Rollforward
Year Ended December 31, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,046	$(1,465)	$75	$2,797	$4,453
Real estate:
1-4 single family residential loans	902	(5)	—	(838)	59
Construction, land and development loans	441	—	—	290	731
Commercial real estate loans (including multifamily)	898	—	—	62	960
Consumer loans and leases	198	(132)	1	13	80
Municipal and other loans	167	—	—	(164)	3
Ending allowance balance	$5,652	$(1,602)	$76	$2,160	$6,286

	Allowance Rollforward
Year Ended December 31, 2017	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,347	$(974)	$7	$1,666	$3,046
Real estate:
1-4 single family residential loans	647	(23)	—	278	902
Construction, land and development loans	364	—	—	77	441
Commercial real estate loans (including multifamily)	667	(34)	—	265	898
Consumer loans and leases	186	(156)	—	168	198
Municipal and other loans	146	—	—	21	167
Ending allowance balance	$4,357	$(1,187)	$7	$2,475	$5,652

	Allowance Rollforward
Year Ended December 31, 2016	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$1,119	$(282)	$58	$1,452	$2,347
Real estate:
1-4 single family residential loans	623	(3)	—	27	647
Construction, land and development loans	398	(32)	30	(32)	364
Commercial real estate loans (including multifamily)	670	—	—	(3)	667
Consumer loans and leases	89	(113)	6	204	186
Municipal and other loans	177	—	—	(31)	146
Ending allowance balance	$3,076	$(430)	$94	$1,617	$4,357

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

On November 14, 2018, we closed the Comanche acquisition. At the date of acquisition, Comanche had $117.2 million in loans. In accordance with ASC 805, “Business Combinations”, we utilized a third party to value the loan portfolio as of the acquisition date. Based upon the third party valuation, the fair value of the loans was approximately $116.2 million at the acquisition date. The overall discount calculated was $946 thousand and is being accreted into interest income over the life of the loans.

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

On November 5, 2019, the Company completed its acquisition of Chandler Bancorp Inc. and its subsidiary, Citizens State Bank.  At the date of acquisition, Citizens had $253.1 million in loans. Based upon a third party valuation the fair value of the loan portfolio was approximately $252.0 million. The overall discount calculated was $1.1 million and is being accreted into interest income over the life of the loans.

On February 28, 2020, the Company completed its acquisition of certain assets and assumption of certain liabilities associated with five branch offices of Simmons Bank. At the date of acquisition, Simmons had $260.3 million in loans. Based upon a third party valuation the fair value of the loan portfolio was approximately $255.5 million. The overall discount calculated was $4.8 million and is being accreted into interest income over the life of the loans.

Purchased credit impaired loans related to the Comanche acquisition were insignificant, and the Bank did not identify any purchased credit impaired loans related to the Beeville acquisition or the Simmons branch acquisition. Management identified purchased credit impaired loans related to the Citizens of approximately $3.2 million and estimated that expected cash flows were equal to contractual cash flows at the acquisition date.  The remaining recorded investment in purchased credit impaired loans related to the Citizens acquisition was $610 thousand at December 31, 2020 and the Company believes that all contractual principal and interest will be received.

The allowance for loan and lease losses increased $9.3 million to $16.0 million at December 31, 2020 from $6.7 million at December 31, 2019, primarily due to increased qualitative reserves related to the COVID-19 pandemic. The allowance for loan and lease losses as a percentage of nonperforming loans and allowance for loan and lease losses as a percentage of loans held for investment was 186.4% and 0.67%, respectively, as of December 31, 2020, compared to 104.2% and 0.38%, respectively, as of December 31, 2019.

Net loan charge-offs for the year ended December 31, 2020 totaled $2.0 million, a decrease from $2.4 million of net loan charge-offs for the same period of 2019. The decrease in net charge-offs for the year ended December 31, 2020 primarily related to charge-offs in our SBA loan portfolio. The ratio of net loan charge-offs to average loans outstanding during the years ended December 31, 2020 and 2019 was 0.09% and 0.17%, respectively.

The following table provides the allocation of the allowance for loan and lease losses as of the dates presented:

	As of December 31,
	2020		2019		2018		2017		2016
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
					(Dollars in thousands)
Commercial and industrial loans	$9,086	24.2%	$4,078	16.0%	$4,453	15.8%	$3,046	15.4%	$2,347	15.1%
Real estate:
1-4 single family residential loans	147	15.2%	31	21.3%	59	25.4%	902	27.1%	647	26.8%
Construction, land and development loans	1,744	17.4%	1,055	14.7%	731	14.5%	441	15.9%	364	14.6%
Commercial real estate loans (including multifamily)	4,843	40.0%	1,451	42.7%	960	36.6%	898	32.9%	667	32.7%
Consumer loans and leases	145	0.5%	68	1.3%	80	2.2%	198	2.6%	186	3.4%
Municipal and other loans	61	2.7%	54	4.1%	3	5.6%	167	6.1%	146	7.3%
Ending allowance balance	$16,026	100.0%	$6,737	100.0%	$6,286	100.0%	$5,652	100.0%	$4,357	100.0%

Bank-owned Life Insurance (“BOLI”)

BOLI policies are held in order to insure key, active employees and former directors the Bank. Policies are recorded at the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable.

The following table summarizes the changes in the cash surrender value of BOLI for the periods presented:

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$15,610	$7,401	$479
Additions from premium payments	—	—	—
Additions from business combination	—	7,903	6,903
Net gain in cash surrender value	359	306	19
Balance at end of period	$15,969	$15,610	$7,401

As of December 31, 2020 and 2019, the BOLI cash surrender value was $16.0 million and $15.6 million, respectively. We recognized $359 thousand, $306 thousand and $19 thousand of BOLI income for the years ended December 31, 2020, 2019 and 2018, respectively. The total death benefit of the BOLI policies at December 31, 2020 was $40.7 million.

Deposits

We expect deposits to be our primary funding source in the future as we optimize our deposit mix by continuing to shift our deposit composition from higher cost time deposits to lower cost demand deposits. Non-time deposits include demand deposits, NOW accounts, and savings and money market accounts.

The following table shows the deposit mix as of the dates presented:

	As of December 31,
	2020		2019
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$727,543	29.6%	$444,822	23.0%
Interest-bearing demand deposits	472,076	19.2%	370,467	19.2%
Interest-bearing NOW accounts	10,287	0.4%	28,204	1.5%
Savings and money market accounts	610,571	24.8%	404,886	21.0%
Time deposits	638,658	26.0%	679,747	35.3%
Total deposits	$2,459,135	100.0%	$1,928,126	100.0%

Total deposits at December 31, 2020 were $2.46 billion, an increase of $531.0 million, or 27.5%, from total deposits at December 31, 2019 of $1.93 billion.

The average cost of deposits for the year ended December 31, 2020 was 0.64%. This represents a decrease of 37 basis points compared to the average cost of deposits of 1.01% for the year ended December 31, 2019. The decrease in cost of deposits was primarily attributable to the decrease in interest rates by the Federal Open Market Committee during 2020. For the year ended December 31, 2020, the average rate paid on time deposits was 1.54% compared to 1.90% for the year ended December 31, 2019.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

As of December 31, 2020
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$125,365
After three months through six months	108,257
After six months through twelve months	191,250
After twelve months	90,868
Total	$515,740

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB borrowings: The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2020 and 2019, total remaining borrowing capacity of $654.9 million and $381.3 million, respectively, was available under this arrangement. As of December 31, 2020 we had short-term FHLB borrowings of $10 million, with an average an interest rate of 0.70%. As of December 31, 2019, we did not have any short-term FHLB borrowings. We had long-term FHLB borrowings of $51.9 million and $90.4 million as of December 31, 2020 and 2019, respectively, with an average interest rate of 2.29% and 2.38%, respectively.

PPPLF: In conjunction with the PPP, we are also currently participating in the Federal Reserve's PPPLF which, through December 31, 2020, extended loans to banks that are loaning money to small businesses under the PPP. The amount outstanding at December 31, 2020, was $149.8 million and is non-recourse and secured by the amount of the PPP loans still outstanding. The maturity date of a borrowing under the PPPLF is equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF are included in long-term liabilities on the Company’s consolidated balance sheet and bear interest at a rate of 0.35%.

Subordinated Notes: On July 24, 2020, the Company issued $37 million aggregate principal amount of 6.00% fixed-to-floating rate subordinated notes due 2030.  The Notes will initially bear interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the then-current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York (provided, that in the event the benchmark rate is less than zero, the benchmark rate will be deemed to be zero) plus 592 basis points, payable quarterly, in arrears. The amount outstanding at December 31, 2020, was $37.0 million.

Secured borrowings : Due to the rights retained on certain loan participations sold, the Company is deemed to have retained effective control over these loans under ASC Topic 860, “Transfers and Servicing”, and therefore these participations sold must be accounted for as a secured borrowing. At December 31, 2020, total secured borrowings were $4.0 million representing an increase in loans held for investment and matching increase in long-term borrowings.  At December 31, 2019, total secured borrowings were $14.7 million representing an increase in loans held for investment and matching increase in long-term borrowings.

Line of credit: We entered into a line of credit with a third party lender in May 2017 that allows us to borrow up to $20.0 million. The interest rate on this line of credit is based upon 90-day LIBOR plus 4.0%, and unpaid principal and interest is due at the stated maturity of May 12, 2022. This line of credit is secured by a pledge of all of the common stock of the Bank. This line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender. During 2019, the line of credit was increased to a total borrowing capacity of $50.0 million all of which was available at December 31, 2020 and at December 31, 2019.

Trust Preferred Securities: We acquired trust preferred securities through the Comanche acquisition in 2018. The trust preferred securities had a maturity date of September 15, 2036, and were redeemable at the Company’s option and bear interest at a variable rate per annum equal to the three-month LIBOR plus 1.65%. Under applicable regulatory guidelines, the trust preferred securities qualify as tier 1 capital. The Company redeemed the trust preferred securities in whole at par during 2019.

Total borrowings consisted of the following as of the dates presented:

	2020	2019

Short-term FHLB borrowings	$10,000	$—
Long-term FHLB borrowings	51,890	90,437
PPPLF	149,848	—
Subordinated Notes	36,295	—
Secured borrowings	3,987	14,703
Third-party lender line of credit	—	—
Trust preferred securities	—	—
Total borrowings	$252,020	$105,140

At December 31, 2020, total borrowings were $252.0 million, an increase of $146.9 million, or 139.7%, from $105.1 million at December 31, 2019. The increase in total borrowings was primarily driven by the advances taken under the Paycheck Protection Program Liquidity Facility.

Short-term borrowings consist of debt with maturities of one year or less. Our short-term borrowings consist of FHLB borrowings and a third party line of credit. The following table is a summary of short-term borrowings as of and for the periods presented:

	2020	2019

Short-term borrowings:
Maximum outstanding at any month-end during the period	$10,000	$12,500
Balance outstanding at end of period	10,000	—
Average outstanding during the period	10,000	12,500
Average interest rate during the period	0.70%	2.42%
Average interest rate at the end of the period	0.70%	0.00%

We maintained five, unsecured Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $105.0 million as of December 31, 2020.  We maintained five, unsecured Federal Funds lines of credit with commercial banks with an availability to borrow up to an aggregate $90 million as of December 31, 2019. There were no advances under these lines of credit outstanding as of December 31, 2020 or 2019.

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

		Years Ended December 31,
	2020	2019	2018
		(Dollars in thousands)
Balance at beginning of period	$345,705	$198,796	$99,139
Net income	31,311	21,136	9,978
Common stock dividends declared ($0.07 per share)	(2,767)	—	—
Shares issued in offering, net(1)	—	46,535	42,058
Shares issued in business combination	—	78,083	40,692
Exercise of stock options and warrants	683	1,966	3,902
Stock-based compensation	979	665	672
Treasury Stock Purchases	(15,470)	(289)
Other comprehensive income (loss)	338	(1,187)	2,355
Balance at end of period	$360,779	$345,705	$198,796

(1)	Shares issued in offering were net of expenses of $442 thousand and $452 thousand, for 2019 and 2018, respectively.

Net income totaled $31.3 million for the year ended December 31, 2020, an increase of $10.2 million, compared to $21.1 million for the year ended December 31, 2019. Our results of operations for the year ended December 31, 2020 produced a return on average assets of 1.11% compared to 1.14% for the prior year. Our results of operations for the year ended December 31, 2020 produced a return on average stockholders’ equity of 8.98% compared to 8.38% for the prior year.

Stockholders’ equity was $360.8 million as of December 31, 2020, an increase of $15.1 million from $345.7 million as of December 31, 2019. The increase was primarily driven by net income of $31.3 million offset by share repurchases of $15.5 million.

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

Stockholders’ equity was $345.7 million as of December 31, 2019, an increase of $146.9 million from $198.796 million as of December 31, 2018. The increase was primarily driven by the proceeds raised during our secondary offering of $46.5 million, the value of the shares issued in the Beeville and Citizens acquisitions of $78.1 million, and net income of $21.1 million.

Contractual Obligations

The following table presents information regarding our outstanding contractual obligations and other commitments to make future payments as of December 31, 2020, which consist of our future cash payments associated with our time deposits, operating lease obligations and contractual obligations pursuant to our FHLB advances and other borrowings. Payments related to our leases are based on actual payments specified in the underlying contracts.

As of December 31, 2020	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(Dollars in thousands)
Contractual obligations:
Time deposits	$644,449	$523,084	$107,068	$14,297	$—
Operating lease obligations	6,914	2,236	2,377	2,301	—
FHLB advances and other borrowings	268,976	172,426	17,644	57,407	21,499
Construction in process	194	194	—	—	—
Total	$920,533	$697,940	$127,089	$74,005	$21,499

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

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We seek to minimize our exposure to loss under these commitments by subjecting them to prior credit approval and ongoing monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. As of December 31, 2020 and 2019, our reserve for unfunded commitments totaled $90 thousand and $98 thousand, respectively.

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

The following table summarizes our commitments as of the dates presented:

		As of December 31,
	2020	2019	2018
		(Dollars in thousands)
Unfunded loan commitments	$309,411	$243,568	$176,156
Commercial and standby letters of credit	3,272	1,232	547
Total	$312,683	$244,800	$176,703

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

The following table sets forth the regulatory capital ratios, excluding the impact of the capital conservation buffer, as of the dates indicated:

	Minimum Capital Requirement	Minimum Capital Requirement with Capital Buffer	Minimum to Be Well Capitalized	December 31,
				2020	2019	2018
Capital ratios (Company):
Tier 1 leverage ratio	4.0%	4.000%	N/A	9.90%	12.37%	12.11%
Common equity tier 1 capital ratio	4.5%	7.000%	N/A	11.94%	14.47%	14.56%
Tier 1 risk-based capital ratio	6.0%	8.500%	N/A	11.94%	14.47%	14.81%
Total risk-based capital ratio	8.0%	10.500%	N/A	14.28%	14.85%	15.37%
Capital ratios (Bank):
Tier 1 leverage ratio	4.0%	4.000%	5.0%	10.30%	11.29%	11.04%
Common equity tier 1 capital ratio	4.5%	7.000%	6.5%	12.29%	13.98%	12.38%
Tier 1 risk-based capital ratio	6.0%	8.500%	8.0%	12.29%	13.98%	12.38%
Total risk-based capital ratio	8.0%	10.500%	10.0%	13.00%	14.36%	12.94%

At December 31, 2020, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At December 31, 2020, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2020 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

As of December 31, 2020, we had a tier 1 leverage ratio of 9.90%. As of December 31, 2020, the Bank had a tier 1 leverage ratio of 10.30%, which provided $143.6 million of excess capital relative to the minimum requirements to be considered well capitalized.

For a discussion of the changes in our total stockholders’ equity at December 31, 2020 as compared with December 31, 2019, please see the discussion under “—Stockholders’ Equity” above.

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2020 and 2019, our liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. The Bank maintained five unsecured Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $105.0 million as of December 31, 2020.  We maintained five, unsecured Federal Funds lines of credit with commercial banks with an availability to borrow up to an aggregate $90.0 million as of December 31, 2019. The Company drew $10 million on the line of credit during 2020 to fund general corporate needs and repaid the outstanding amount plus interest in July 2020.  There were no advances under these lines of credit outstanding as of December 31, 2020 or 2019.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the periods indicated. Average assets were $2.82 billion for the year ended December 31, 2020 and $1.86 billion for the year ended December 31, 2019.

	As of and for the Years Ended December 31,
	2020	2019	2018	2017
Sources of funds:
Deposits:
Noninterest-bearing	23.2%	19.0%	16.6%	16.1%
Interest-bearing	57.2%	63.4%	62.5%	66.3%
Advances from FHLB and other borrowings	6.3%	3.9%	7.5%	7.6%
Other liabilities	0.9%	0.2%	0.3%	0.2%
Stockholders' equity	12.4%	13.5%	13.1%	9.8%
Total	100.0%	100.0%	100.0%	100.0%
Uses of funds:
Loans	80.0%	75.8%	83.9%	82.4%
Investment securities and other	4.1%	8.8%	5.3%	2.9%
Interest-bearing deposits in other banks	6.5%	7.3%	2.5%	8.2%
Other noninterest-earning assets	9.4%	8.1%	8.3%	6.5%
Total	100.0%	100.0%	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	28.9%	23.1%	21.0%	19.6%
Average loans to average deposits	99.4%	92.0%	106.1%	99.9%

Our primary source of funds is deposits and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including loans held for sale, increased 59.8% for the year ended December 31, 2020 compared to the year ended December 31, 2019. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 5.11 years and an effective duration of 4.58 years as of December 31, 2020.

As of December 31, 2020, we had outstanding $309.4 million in commitments to extend credit and $3.3 million in commitments associated with outstanding commercial and standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2020, we believe we had no exposure to future cash requirements associated with known uncertainties. Capital expenditures, including buildings and construction in process, for the years ended December 31, 2020 and 2019 were $10.2 million and $7.2 million, respectively.

We had cash and cash equivalents of $263.0 million and $326.0 million as of December 31, 2020 and 2019, respectively. The increase was primarily due to the cash received from the sale of securities.

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

The following table summarizes the simulated change in net interest income over a 12-month horizon:

December 31, 2020
Change in interest rates (basis points)	% Change in Net Interest Income
+300	29.16%
+200	19.05%
+100	9.38%
Base	0.00%
-100	-2.05%

The following table summarizes an immediate shock in the fair value of equity as of the date indicated:

December 31, 2020
Change in interest rates (basis points)	% Change in Fair Value of Equity
+300	42.87%
+200	29.17%
+100	14.84%
Base	0.00%
-100	-4.57%

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

Adjusted Earnings per Common Share – Basic and Diluted

Adjusted earnings per common share – basic and diluted is a non-GAAP financial measure that excludes gains on security sales, merger related expenses, and non-recurring tax benefits related to recently enacted legislation. In our judgment, the adjustments made to net income allow investors and analysts to better assess our basic and diluted earnings per common share by removing the volatility that is associated with items that are unrelated to our core business.

The following table reconciles, as of the date set forth below, basic and diluted earnings per common share and presents our basic and diluted earnings per common share exclusive of the impact of non-core transactions:

	As of or for the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Basic and diluted earnings per share - GAAP basis:
Net income	$31,311	$21,136	$9,978	$4,753	$3,715
Less:
Participated securities share of undistributed earnings	—	—	—	23	87
Net income available to common stockholders	$31,311	$21,136	$9,978	$4,730	$3,628
Weighted average number of common shares - basic	17,567,117	14,697,342	9,258,216	7,233,783	7,065,243
Weighted average number of common shares - diluted	17,649,463	15,112,827	9,642,408	7,519,944	7,205,709
Basic earnings per common share	$1.78	$1.44	$1.08	$0.65	$0.51
Diluted earnings per common share	$1.77	$1.40	$1.03	$0.63	$0.50
Basic and diluted earnings per share - Non-GAAP basis:
Net income available to common stockholders	$31,311	$21,136	$9,978	$4,730	$3,628
Pre-tax adjustments:
Noninterest income
Gain on sale of investment securities	(1,031)	(4,582)	—	—	(69)
Noninterest expense
Merger related expenses	2,049	4,858	1,717	—	—
Taxes:
NOL carryback claim	(575)	—	—	—	—
Tax effect of adjustments	(206)	181	(204)	—	24
Adjusted net income	$31,548	$21,593	$11,491	$4,730	$3,604
Weighted average number of common shares - basic	17,567,117	14,697,342	9,258,216	7,233,783	7,065,243
Weighted average number of common shares - diluted	17,649,463	15,112,827	9,642,408	7,519,944	7,205,709
Basic earnings per common share	$1.80	$1.47	$1.24	$0.65	$0.51
Diluted earnings per common share	$1.79	$1.43	$1.19	$0.63	$0.50

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible equity and presents our tangible book value per share compared to our book value per share:

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Total stockholders' equity	$360,779	$345,705	$198,796	$99,139	$92,896
Less:
Goodwill and other intangible assets	85,499	79,975	26,811	7,971	8,674
Tangible stockholders' equity	$275,280	$265,730	$171,985	$91,168	$84,222
Shares outstanding(1)	17,081,831	18,258,222	12,103,753	7,280,183	7,239,763
Book value per share(1)(2)	$21.12	$18.93	$16.42	$13.62	$12.83
Less:
Goodwill and other intangible assets per share(1)(3)	5.01	4.38	2.21	1.10	1.20
Tangible book value per share	$16.12	$14.55	$14.21	$12.52	$11.63

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible equity and total assets to tangible assets:

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Total stockholders' equity to total assets - GAAP basis:
Total stockholders' equity (numerator)	$360,779	$345,705	$198,796	$99,139	$92,896
Total assets (denominator)	3,085,464	2,384,622	1,466,753	1,030,298	980,489
Total stockholders' equity to total assets	11.69%	14.50%	13.55%	9.62%	9.47%
Tangible equity to tangible assets - Non-GAAP basis:
Tangible equity:
Total stockholders' equity	$360,779	$345,705	$198,796	$99,139	$92,896
Less:
Goodwill and other intangible assets	85,499	79,975	26,811	7,971	8,674
Total tangible common equity (numerator)	$275,280	$265,730	$171,985	$91,168	$84,222
Tangible assets:
Total assets	$3,085,464	$2,384,622	$1,466,753	$1,030,298	$980,489
Less:
Goodwill and other intangible assets	85,499	79,975	26,811	7,971	8,674
Total tangible assets (denominator)	$2,999,965	$2,304,647	$1,439,942	$1,022,327	$971,815
Tangible equity to tangible assets	9.18%	11.53%	11.94%	8.92%	8.67%

Net Interest Margin

We show net interest margin on a fully taxable equivalent basis, which is a non-GAAP financial measure.

We believe the fully tax equivalent basis is the preferred industry measurement basis for net interest margin and that it enhances comparability of net interest income arising from taxable and tax-exempt sources.

The following table reconciles, as of the dates set forth below, net interest margin on a fully taxable equivalent basis:

	As of and for the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Net interest margin - GAAP basis:
Net interest income	$105,935	$77,890	$47,015	$38,579	$33,480
Average interest-earning assets	2,555,814	1,711,018	1,032,553	943,025	839,109
Net interest margin	4.14%	4.55%	4.55%	4.09%	3.99%
Net interest margin - Non-GAAP basis:
Net interest income	$105,935	$77,890	$47,015	$38,579	$33,480
Plus:
Impact of fully taxable equivalent adjustment	1,777	445	558	935	811
Net interest income on a fully taxable equivalent basis	$107,712	$78,335	$47,573	$39,514	$34,291
Average interest-earning assets	$2,555,814	$1,711,018	$1,032,553	$943,025	$839,109
Net interest margin on a fully taxable equivalent basis - Non-GAAP basis	4.21%	4.58%	4.61%	4.19%	4.09%

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

Our accounting policies and estimates are described in greater detail in “Note 1. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. See “Risk Factors” for a discussion of information that should be considered in connection with an investment in our securities.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration transferred in business combinations over the fair value of tangible and identifiable intangible assets acquired. Goodwill is assessed annually for impairment or more frequently if events or circumstances indicate that impairment may have occurred. Management determined that the economic disruption and uncertainty surrounding the COVID-19 pandemic constitutes a triggering event and therefore performed a Step 1 Goodwill analysis at each quarter end during 2020, in addition to the annual impairment test. The result of each quarterly assessment and the annual impairment test was that the fair value of the one reporting unit, the Bank, exceeded the carrying value and no impairment charge was deemed necessary. The Company utilized discounted cash flow and market valuation approaches in each assessment and in the annual impairment test.

The discounted cash flow approach utilizes the Company’s five year forecasted income statement which was updated for expected losses related to the pandemic, lower loan growth, and an extended period of low interest rates.  The resulting cash flows for each year was discounted using a rate determined through a build-up approach which includes, a risk free rate, an equity risk premium, size premium, and company specific premium.

The market approach utilizes observed merger activity during the year and calculates deal multiples of last twelve months net income, book value, and tangible book value.  An additional market approach was utilized for the annual impairment test which utilized the same multiples calculated based upon market capitalization applied to a group of representative peers.

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

Recently Issued Accounting Pronouncements

See “Note 1. Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the impact of new accounting pronouncements which we have adopted.

Item 8. Financial Statements and Supplementary Data

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Spirit of Texas Bancshares, Inc.

Conroe, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spirit of Texas Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

March 5, 2021

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2020	2019
Assets:
Cash and due from banks	$31,396	$32,490
Interest-bearing deposits in other banks	231,638	293,467
Total cash and cash equivalents	263,034	325,957
Time deposits in other banks	—	490
Investment securities:
Available for sale securities, at fair value	212,420	96,937
Equity investments, at fair value	24,000	—
Total investment securities	236,420	96,937
Loans held for sale	1,470	3,989
Loans:
Loans held for investment	2,388,532	1,767,182
Less: allowance for loan and lease losses	(16,026)	(6,737)
Loans, net	2,372,506	1,760,445
Premises and equipment, net	83,348	75,150
Accrued interest receivable	11,199	6,507
Other real estate owned and repossessed assets	133	3,653
Goodwill	77,681	68,503
Core deposit intangible	7,818	11,472
SBA servicing asset	2,953	3,355
Deferred tax asset, net	1,085	—
Bank-owned life insurance	15,969	15,610
Federal Home Loan Bank and other bank stock, at cost	5,718	8,310
Other assets	5,425	4,244
Total assets	$3,084,759	$2,384,622
Liabilities and stockholders' equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$727,543	$444,822
Interest-bearing	1,092,934	803,557
Total transaction accounts	1,820,477	1,248,379
Time deposits	638,658	679,747
Total deposits	2,459,135	1,928,126
Accrued interest payable	1,303	1,219
Short-term borrowings	10,000	—
Long-term borrowings, net	242,020	105,140
Deferred tax liability, net	-	672
Other liabilities	11,522	3,760
Total liabilities	2,723,980	2,038,917
Commitments and contingencies (Note 17)
Stockholders' equity:
Common stock, no par value; 50 million shares authorized; 18,329,593 and 18,272,245 shares issued; 17,081,831 and 18,258,222 outstanding	298,850	297,188
Retained earnings	76,683	48,139
Accumulated other comprehensive income	1,005	667
Treasury stock, 1,247,762 and 14,023 shares repurchased	(15,759)	(289)
Total stockholders' equity	360,779	345,705
Total liabilities and stockholders' equity	$3,084,759	$2,384,622

The accompanying notes are an integral part of these consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Interest income:
Interest and fees on loans	$119,904	$87,546	$55,087
Interest and dividends on investment securities	2,340	4,624	1,508
Other interest income	1,301	3,090	744
Total interest income	123,545	95,260	57,339
Interest expense:
Interest on deposits	14,570	15,540	8,482
Interest on FHLB advances and other borrowings	3,040	1,830	1,842
Total interest expense	17,610	17,370	10,324
Net interest income	105,935	77,890	47,015
Provision for loan losses	11,257	2,856	2,160
Net interest income after provision for loan losses	94,678	75,034	44,855
Noninterest income:
Service charges and fees	5,660	3,710	1,887
SBA loans servicing fees	1,192	929	2,727
Mortgage referral fees	1,334	713	621
Gain on sales of loans, net	5,496	4,014	5,120
Gain on sales of investment securities	1,031	4,582	—
Swap Fees	1,746	—	—
Swap Referral Fees	1,950	—	—
Other noninterest income	467	619	134
Total noninterest income	18,876	14,567	10,489
Noninterest expense:
Salaries and employee benefits	41,756	36,175	27,512
Occupancy and equipment expenses	10,047	6,884	5,215
Professional services	2,687	4,054	3,055
Data processing and network	3,973	3,036	1,276
Regulatory assessments and insurance	1,847	422	1,094
Amortization of intangibles	3,663	3,630	917
Advertising	679	623	381
Marketing	276	538	508
Telephone expense	2,013	993	414
Conversion expense	1,841	1,992	160
Other operating expenses	6,002	4,697	2,832
Total noninterest expense	74,784	63,044	43,364
Income before income tax expense	38,770	26,557	11,980
Income tax expense	7,459	5,421	2,002
Net income	31,311	21,136	9,978
Earnings per common share:
Basic	$1.78	$1.44	$1.08
Diluted	$1.77	$1.40	$1.03
Weighted average common shares outstanding:
Basic	17,567,117	14,697,342	9,258,216
Diluted	17,649,463	15,112,827	9,642,408

The accompanying notes are an integral part of these consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net income	$31,311	$21,136	$9,978
Other comprehensive income (loss):
Unrealized net holding gains on investment securities available for sale, net of taxes of $(304), $(662) and $(626), respectively	1,152	2,510	2,355
Reclassification adjustment for realized (gains) on investment securities available for sale included in net income, net of taxes of $217, $983 and $0, respectively	(814)	(3,697)	—
Total other comprehensive income (loss)	338	(1,187)	2,355
Total comprehensive income	$31,649	$19,949	$12,333

The accompanying notes are an integral part of these consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Shares of Common	Common	Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Stock	Earnings	Stock	Income (Loss)	Equity
Balance as of January 1, 2018	7,280,183	$82,615	$17,025	$-	$(501)	$99,139
Net income	—	—	9,978	—	—	9,978
Conversion of preferred stock	2,300,000	42,058	—	—	—	42,058
Exercise of stock options and warrants	2,142,811	40,692	—	—	—	40,692
Issuance of common stock (1)	380,759	3,902	—	—	—	3,902
Stock-based compensation	—	672	—	—	—	672
Other comprehensive income	—	—	—	—	2,355	2,355
Balance as of December 31, 2018	12,103,753	169,939	27,003	-	1,854	198,796
Net income	—	—	21,136	—	—	21,136
Shares issued in offering, net (1)	2,300,000	46,535	—	—	—	46,535
Shares issued in business combination	3,679,191	78,083	—	—	—	78,083
Exercise of stock options and warrants	189,301	1,966	—	—	—	1,966
Stock-based compensation	—	665	—	—	—	665
Treasury stock purchases	(14,023)	—	—	(289)	—	(289)
Other comprehensive income (loss)	—	—	—	—	(1,187)	(1,187)
Balance as of December 31, 2019	18,258,222	297,188	48,139	(289)	667	345,705
Net income	—	—	31,311	—	—	31,311
Common stock dividends declared ($0.16 per share)	—	—	(2,767)	—	—	(2,767)
Exercise of stock options and warrants	57,348	683	—	—	—	683
Stock-based compensation	—	979	—	—	—	979
Treasury stock purchases	(1,233,739)	—	—	(15,470)	—	(15,470)
Other comprehensive income	—	—	—	—	338	338
Balance as of December 31, 2020	17,081,831	$298,850	$76,683	$(15,759)	$1,005	$360,779

(1)	Shares issued in offering were net of expenses of $452 thousand for the 2018 offering and $442 thousand for the 2019 offering.

The accompanying notes are an integral part of these consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$31,311	$21,136	$9,978
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	11,257	2,856	2,160
Depreciation and amortization	4,143	3,235	2,167
Net amortization (accretion) of premium (discount) on investment securities	227	400	306
Amortization of intangible assets	3,663	3,630	917
Accretion of discount on retained SBA loans	(1,066)	(941)	(1,287)
Deferred tax expense (benefit)	(1,528)	1,730	1,065
Originations of loans held for sale	(18,467)	(47,725)	(69,424)
Proceeds from loans held for sale	22,997	51,885	74,453
Net gains on sale of loans held for sale	(1,821)	(4,014)	(5,120)
(Gain) loss on sale of other real estate owned and repossessed assets	23	(48)	21
(Gain) loss on sale of investment securities	(1,031)	(4,582)	—
(Gain) loss on sale of premises and equipment	—	—	—
Amortization of debt issuance costs	79	—	—
Fair value adjustment on SBA servicing asset	772	1,545	831
Stock-based compensation	979	665	672
Increase in cash surrender value of BOLI	(359)	(306)	(19)
Net change in operating assets and liabilities:
Net change in accrued interest receivable	(3,978)	35	(2)
Net change in accrued interest payable	45	103	103
Net change in other assets	78	520	167
Net change in other liabilities	6,208	(1,890)	(2,893)
Net cash provided by (used in) operating activities	53,532	28,234	14,095
Cash flows from investing activities:
Purchase of investment securities available for sale	(893,449)	(63,298)	—
Sales of investment securities available for sale	35,054	171,260	—
Paydown and maturities of investment securities available for sale	744,139	35,501	6,975
Purchase of equity securities	(24,000)	—	—
Net sale (purchase) of FHLB and other bank stock	2,592	530	(161)
Net decrease in time deposits in other banks	490	—	245
Proceeds from the sale of loans held for investment	27,295	—	1,451
Purchase of loans held for investment	(66,030)	—	—
Net change in loans	(327,420)	(124,163)	(113,597)
Proceeds from the sale of other real estate owned	4,037	1,445	57
Purchase of premises and equipment	(10,158)	(7,229)	(6,617)
Proceeds from the sale of premises and equipment	—	—	—
Net cash received in branch sale	23,287	—	—
Net cash (paid) received in business combination	(131,153)	94,453	44,887
Net cash provided by (used in) investing activities	(615,316)	108,499	(66,760)
Cash flows from financing activities:
Net change in deposits	368,059	75,306	49,502
Cash received at redemption of trust preferred securities	—	77	—
Proceeds from long-term borrowings, net of debt issuance costs	220,901	25,598	3,025
Repayment of long-term borrowings	(73,384)	(41,318)	(14,331)
Proceeds from short-term borrowings	23,753	—	32,500
Repayment of short-term borrowings	(13,753)	(12,500)	(35,000)
Net change in secured borrowings	(10,716)	4,834	2,075
Shares issued in offering, net(1)	—	46,535	42,058
Common Stock Dividends	(1,212)	—	—
Purchase of treasury stock	(15,470)	(289)	—
Exercise of stock options and warrants	683	1,966	3,902
Net cash provided by (used in) financing activities	498,861	100,209	83,731
Net change in cash and cash equivalents	(62,923)	236,942	31,066
Cash and cash equivalents at beginning of period	325,957	89,015	57,949
Cash and cash equivalents at end of period	$263,034	$325,957	$89,015
Supplemental disclosures of cash flow information:
Interest paid	$17,526	$16,853	$10,030
Income taxes paid	7,477	3,600	2,965
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$527	$3,964	$806
Fair value of assets acquired in business combination, excluding cash	259,416	695,222	299,090
Dividends accrued not paid	1,556	—	—
Goodwill recorded	11,456	50,250	13,768
Goodwill measurement period adjustments	(2,278)	—	—
Liabilities assumed in business combination	139,719	711,592	303,287
Stock issued in business combination	—	78,083	40,692

(1)	Shares issued in offering were net of expenses of $442 thousand in 2019 and $452 thousand in 2018.

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

Risks and Uncertainties

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely impacted the level of economic activity in the local, national and global economies and financial markets. During the first and second quarters of 2020, many businesses in Texas and many other states were temporarily closed due to social distancing and/or shelter in place orders. As of December 31, 2020, many of these businesses have been allowed to re-open at limited capacity; however, the Company and its customers continue to be adversely affected by the COVID-19 pandemic. The extent to which the COVID-19 pandemic negatively impacts the Company's business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, is unknown at this time and will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic is sustained, it may further adversely impact the Company and impair the ability of the Company's customers to fulfill their contractual obligations to the Company. This could materially and adversely affect the Company’s business operations, asset valuations, financial condition, and results of operations. For additional risks related to the COVID-19 pandemic, see “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2020, the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020 and the Company’s other filings with the Securities and Exchange Commission (the “SEC”).

In response to the pandemic, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). This legislation aims to provide relief for individuals and businesses that have been negatively impacted by the coronavirus pandemic. Section 4013 of the CARES Act provides financial institutions the opportunity to opt out of applying the “troubled debt restructuring” (“TDR”) accounting guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) 60 days after the end of the national emergency proclamation or ii) December 31, 2020. Section 541 of the Consolidated Appropriations Act, 2021, amended Section 4013 of the CARES Act to extend this relief to the earlier of i) 60 days after the end of the national emergency proclamation or ii) January 1, 2022. A financial institution may elect to suspend GAAP only for a loan that was not more than 30 days past due as of December 31, 2019. The Bank adopted this provision.

Additionally, the CARES Act contains provisions that impact federal income taxes including but not limited to an extension to pay and file federal tax returns, bonus depreciation on qualified improvement property and the ability to carry back certain net operating losses to a prior year.  The Bank utilized the filing and payment extension and net operating loss carryback provisions.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Material estimates subject to significant change include the allowance for loan and lease losses, the expected cash flows and collateral values associated with impaired loans, the carrying value of other real estate owned (“OREO”), the fair value of financial instruments, including U.S. Small Business Administration (“SBA”) servicing assets, business combination fair value computations, the valuation of goodwill and other intangible assets, stock-based compensation and deferred income tax assets.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Texas. “Note 4. Investment Securities” discusses the types of investment securities in which the Company invests. “Note 5. Loans, net” discusses the types of lending that the Company engages in as well as loan concentrations. The Company does not have a significant concentration of credit risk with any one customer.

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

Transfers of Financial Assets

The Company accounts for the transfers and servicing of financial assets in accordance with ASC 860, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Cash and Cash Equivalents

For the purpose of presentation in the financial statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks”, “interest-bearing deposits in other banks”, and “federal funds sold.” Generally, federal funds are purchased and sold for one day periods. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The majority of cash and cash equivalents of the Company are maintained with major financial institutions in the United States. As such, interest-bearing, non-transaction account deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and therefore, bear minimal risk. The Federal Deposit Insurance Corporation (the “FDIC”) insurance coverage is $250 thousand. The Company periodically evaluates the stability of the financial institutions with which it has deposits, and believes the risk of any potential credit loss is minimal.  It was announced on March 15, 2020 that effective March 26, 2020 the Federal Reserve Bank of Dallas (the “FRB”) would reduce the regulatory reserve requirement to zero percent, therefore, the Company did not have any cash on hand or on deposit with the FRB as of December 31, 2020.  The Company did have $61.6 million of cash on hand or on deposit with the FRB to meet regulatory reserve requirements as of December 31, 2019.

Debt Investment Securities

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

Marketable Equity Securities

The Company purchased mutual funds in fourth quarter of 2020 which are classified as marketable equity securities. As of December 31, 2020, marketable equity securities with a fair value of $24 million were recorded within equity investments on the consolidated balance sheet with changes in the fair value recorded through other noninterest income.

Federal Home Loan Bank (“FHLB”) and Independent BankersBank (“TIB”) Stock

The Bank is a member of the FHLB and the TIB and is required to maintain an investment in the stock of the FHLB and TIB. No market exists for these stocks, and the Bank’s investment can be liquidated only through redemption by the FHLB or TIB, at the discretion of and subject to conditions imposed by the FHLB and TIB. Historically, FHLB and TIB stock redemptions have been at cost (par value), which equals the Company’s carrying value. The Company monitors its investment in FHLB and TIB stock for impairment through review of recent financial results of the FHLB and TIB including capital adequacy and liquidity position, dividend payment history, redemption history and information from credit agencies. The Company has not identified any indicators of impairment of FHLB or TIB stock.

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

Acquired loans are recorded at their estimated fair value as of the acquisition date and subsequently accounted for under ASC 310-20, “Receivables – Nonrefundable Fees and Other Costs”. The fair value discount is accreted using methods which approximate the level yield method over the remaining term of the loans and is recognized as a component of interest income.

A substantial portion of the loan portfolio is comprised of commercial and real estate loans throughout Texas. The ability of the Company’s debtors to honor their contracts is dependent upon the general economic conditions of this area.

The loans held for investment portfolio is segmented into commercial and industrial loans, 1-4 single family residential loans (including home equity loans), construction, land and development loans, commercial real estate loans, consumer loans and leases, and municipal and other loans. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to repay the loan through operating profitably and effectively growing its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the credit quality and cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee to add strength to the credit and reduce the risk on a transaction to an acceptable level; however, some short-term loans may be made on an unsecured basis to the most credit worthy borrowers.  Commercial loans also include loans originated under the Paycheck Protection Program and Main Street Lending Program.  These loans are underwritten and originated in accordance with program guidelines.

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

SBA Lending Activities

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

Troubled Debt Restructurings (TDR)

In certain situations due to economic or legal reasons related to a borrower’s financial difficulties, the Company may grant a concession to the borrower for other than an insignificant period of time that it would not otherwise consider. At that time, the related loan is classified as a TDR and considered impaired. The concessions granted may include rate reductions, principal forgiveness, payment forbearance, extensions of maturity at rates of interest below those commensurate with the risk profile of the borrower, and other actions intended to minimize economic loss. A troubled debt restructured loan is generally placed on nonaccrual status at the time of the modification unless the borrower has no history of missed payments for six months prior to the restructuring. If the borrower performs pursuant to the modified loan terms for at least six months and the remaining loan balance is considered collectible, the loan is returned to accrual status.

Section 4013 of the CARES Act provides financial institutions the opportunity to opt out of applying the TDR accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) 60 days after the end of the national emergency proclamation or ii) December 31, 2020. Section 541 of the Consolidated Appropriations Act of 2021, amended Section 4013 of the CARES Act to extend this relief to the earlier of i) 60 days after the end of the national emergency proclamation or ii) January 1, 2022.

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

In general, valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Company’s lending management and staff; (ii) the effectiveness of the Company’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in nature and loan portfolio volume; (v) the composition and concentrations of credit; (vi) the effectiveness of the loan review function; (vii) the impact of national and local economic business conditions; and (viii) the impact of external factors, such as competition or legal and regulatory requirements. The results are then input into a “general allocation matrix” to determine an appropriate general valuation allowance. Loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less costs to sell, for collateral dependent loans. Subsequent recoveries, if any, are credited to the allowance for loan and lease losses. Management regularly reviews the loan portfolio and makes adjustments for loan losses, in order to maintain the allowance for loan and lease losses in accordance with GAAP.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation or amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, except for land which is stated at cost. The useful lives of premises and equipment are: 30 to 40 years for bank premises; 3 to 5 years for computer equipment; and 5 to 10 years for furniture and equipment.

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

The Bank reviews the carrying value of long-lived assets and certain identifiable intangibles for impairment whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed by ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

OREO and Repossessed Assets

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. We assess goodwill for impairment annually as of December 31 of each year. The Company has one reporting unit, community banking, which includes the Bank, the Company’s wholly-owned banking subsidiary. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, etc. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. The Bank did not identify any impairment on its outstanding goodwill from its most recent testing which was performed as of December 31, 2020. Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposit relationships acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 12 years. Significantly all CDI is amortized using the sum of the years digits method. The Company evaluates such identifiable intangibles for impairment when events and circumstances indicate that its carrying amount may not be recoverable. If an impairment loss is determined to exist, the loss is reflected as an impairment charge in the Consolidated Statements of Income for the period in which such impairment is identified. No impairment charges were required to be recorded for the years ended December 31, 2020, 2019 or 2018.

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

Management has analyzed the tax positions taken by the Company, and did not identify any uncertain tax positions at December 31, 2020.   The Company’s policy is to classify interest and penalties associated with income taxes within other expenses. The Company did not record any interest and penalties for the year ended December 31, 2020 or December 31, 2019.  The Company recorded interest and penalties of $23 thousand for the year ended December 31, 2018.

The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits in progress for any tax periods. Management believes it is no longer subject to income tax examinations for years prior to 2017.

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

Earnings per Common Share

The Company presents basic and diluted earnings per common share (“EPS”) data for its common stock. Basic EPS is calculated by dividing the net income attributable to shareholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to shareholders and the weighted average number of shares of common stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, restricted stock units awarded, and warrants. Potential common stock equivalents that have been issued by the Company related to outstanding stock options and warrants are determined using the treasury stock method. As of December 31, 2020 only one class of warrants is outstanding related to the Oasis acquisition.

The Company’s Series A Preferred stock are considered participating securities under ASC 260, “Earnings Per Share”, which means the security may participate in undistributed earnings with common stock. The holders of the Series A Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends, other than dividends in the form of common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stock holders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

Treasury Stock

Common stock held in treasury is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. During the year ended December 31, 2020 the Company repurchased 1,233,739 shares of common stock at an average price per share of $12.93. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending upon the market conditions and other factors over a one-year period or such longer period of time as may be necessary to complete such repurchases.

Derivative Financial Instruments

The Company offers certain derivative products directly to qualified commercial lending clients seeking to manage their interest rate risk.  The Company economically hedges interest rate swap transactions to execute with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivative transactions executed as part of this program are not designed as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income.  Because these derivatives have mirror-image contractual terms, in additional to collateral provisions which mitigate the impact of non-performance risk, the changers in fair value are expected to substantially offset.

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

Recently Issued Accounting Pronouncements

ASU 2021-01, “Reference Rate Reform (Topic 848) – Issued in January 2021, Accounting Standards Update (“ASU”) No. 2021-01 clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848.  The Update additionally clarified that a receive-variable-rate, pay-variable-rate cross-currency interest rate swap may be considered an eligible hedging instrument in a net investment hedge if both legs of the swap do not have the same repricing intervals and dates as a result of reference rate reform.  ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022.  See the discussion regarding the adoption of ASU 2020-04 below.

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

ASU 2018-13, “Fair Value Measurement Disclosure Framework” – Issued in August 2018, ASU No. 2018-13 modifies the disclosure requirements on fair value measurements outlined in Topic 820, Fair Value Measurements.  Specifically the amendments in the ASU remove the requirements to disclose the amount and reasons for transfers between fair value hierarchy levels, the policy for timing of transfers between levels, the valuation processes for Level 3 fair value measurements, and for nonpublic entities, disclosure of the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements.  Additionally, the ASU adds disclosure requirements regarding changes in unrealized gains and losses for the period included in other comprehensive income related to Level 3 fair value measurements, and disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  The amendments of ASU 2018-13 are effective for all entities for interim and annual periods beginning after December 15, 2019.  Management adopted the provisions of this ASU removing fair value disclosure requirements as of December 31, 2018 as early adoption of the removal provisions was allowed and  adopted the remaining provisions of the ASU as of January 1, 2020.  The adoption of the remaining provisions within ASU 2018-13 did not significantly impact the Company’s consolidated financial statements.

ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Issued in January 2017, ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective prospectively for public entities for annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019 and for all other entities for impairment tests in fiscal years beginning after December 15, 2021. Management adopted this ASU using the public company effective date as early adoption was permitted. The adoption of ASU 2017-04 did not significantly impact the Company’s consolidated financial statements.

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

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  The amendments of ASU 2016-02 are effective for public entities for interim and annual periods beginning after December 15, 2018 and for other entities for periods beginning after December 15, 2019.  The adoption of this ASU will result in an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee.  Under current accounting standards, all of the Company's leases are classified as operating leases and, as such, are not recognized on the Company's Consolidated Balance Sheet.  Additionally, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases, Targeted Improvements. The amendments in these updates provide additional clarification and implementation guidance on certain aspects of ASU 2016-02 and have the same effective and transition requirements as ASU 2016-02. Specifically, ASU 2018-11 creates an additional transition method option allowing entities to record a cumulative effect adjustment to opening retained earnings in the year of adoption.  In December 2018, the FASB further issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors.  The amendments in this update permits lessors to make an accounting policy election to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs and instead account for the costs as if they were lessee costs.  Additionally, the amendment requires lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments.  In March 2019, the FASB also issued ASU 2019-01, Leases (Topic 842) Codification Improvements, to further clarify certain identified issues regarding implementation of ASU 2016-02.  Specifically, the amendments in ASU 2019-01 clarify the determination of fair value of underlying assets by lessors that are not manufacturers or dealers, the cash flow presentation of sales-type or direct financing leases, and transition disclosures for interim periods.  Issued in November 2019, ASU 2019-10, “Financial Instruments-Credit Losses, Derivatives and Hedging, and Leases” alters the effective date of ASU 2016-02 for private companies.  Under the provisions of ASU 2019-10, ASU 2016-02 is now effective for fiscal years beginning after December 15, 2020 including interim periods within those years for non-public business entities.  Management will adopt these ASUs using the private company effective date of January 1, 2021 using the modified retrospective approach. The Company does not anticipate using any optional practical expedients in conjunction with adoption. Based upon an analysis performed, Management estimates that the right of use asset and corresponding lease liability at adoption will be between $6.0 million and $6.4 million.

NOTE 2. REVENUE RECOGNITION

The Company accounts for revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, which provides that revenue be recognized in a manner that depicts the transfer of goods or services to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.  Revenue from contracts with customers is recognized either over time as performance obligations are fulfilled, or at a point in time when control of the goods or services are transferred to the customer.  The Company’s noninterest income, excluding all of SBA loan servicing fees, gain on sales of loans, net, and gain on sales of investment securities, are considered within the scope of ASC Topic 606. Each category of in-scope revenue streams is discussed below.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018 (1)
Non-Interest Income
In-scope of Topic 606
Deposit accounts core service charges	$1,214	$589	$401
Deposit account transaction based fee income	4,446	3,121	1,486
Swap referral fees	1,950	-	-
Mortgage referral fees	1,334	713	621
Non-Interest Income (in-scope of Topic 606)	8,944	4,423	2,508
Non-Interest Income (out-of-scope of Topic 606)	9,932	10,144	7,981
Total Non-Interest Income	$18,876	$14,567	$10,489

(1)	The Company adopted ASU 2014-09 on January 1, 2019. 2018 amounts are shown for comparative purposes.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. The Company did not have any significant contract balances at December 31, 2020, 2019 or 2018.

Contract Acquisition Costs

In connection with the adoption of ASC Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not capitalized any contract acquisition costs for the years ending December 31, 2020, 2019 or 2018.

NOTE 3. BUSINESS COMBINATIONS

              First Beeville Financial Corporation

On April 2, 2019, the Company completed its acquisition of First Beeville Financial Corporation and its subsidiary, The First National Bank of Beeville (together, “Beeville”). This transaction resulted in adding three additional branches and two loan production offices in the South Texas region. The Company issued 1,579,191 shares of its common stock as well as a net cash payment to Beeville shareholders of $32.4 million, for total consideration of $65.9 million, for all outstanding stock of Beeville and resulted in 100% ownership interest.

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

The Company did not incur any expenses related to the Beeville acquisition for the year ended December 31, 2020.  The Company incurred $2.5 million expenses related to the acquisition for the year ended December 31, 2019, which are included in noninterest expense in the consolidated statements of income.

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

The Company incurred expenses related to the Citizens acquisition of approximately $1.6 million for the year ended December 31, 2020, which are included in noninterest expense in the consolidated statements of income.  The Company did not incur any expenses related to the acquisition for the year ended December 31, 2019.

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

Estimated fair values of the assets acquired and liabilities assumed in the Citizens acquisition as of the closing date are as follows:

Assets of acquired bank (Dollars in thousands):
Cash and cash equivalents	$84,240
Loans held for investment	252,037
Premises and equipment, net	10,849
Goodwill	22,124
Core deposit intangible	850
Other assets	3,247
Total assets acquired	$373,347
Liabilities of acquired bank:
Deposits	$271,742
FHLB Borrowings	$38,242
Other liabilities	857
Total liabilities assumed	$310,841
Common stock issued at $21.20 per share	$44,604
Cash paid	$17,902

As of September 30, 2020, management completed evaluating the fair values of all assets and liabilities assumed in the Citizens acquisition.  Measurement period adjustments recoded during the year ended December 31, 2020 include a $1.7 million adjustment to the loan discount, $262 thousand adjustment to premises and equipment, $296 thousand adjustment to other assets, and $499 thousand adjustment to other liabilities.

Revenues and earnings of Citizens since the acquisition date have not been disclosed as these branches were merged into the Company during the third quarter 2020.

Simmons Branch Acquisition

On February 28, 2020, the Company completed its acquisition of certain assets and assumption of certain liabilities associated with five branch offices of Simmons Bank (the “Simmons branch acquisition”).  The offices are located in Austin, San Antonio and Tilden, Texas. The Company paid total cash for the purchase of $131.6 million. The Simmons branch acquisition was accounted for as a business combination in accordance with ASC 805 “Business Combinations”.

The Company has recognized total goodwill of $11.5 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. Goodwill recognized is expected to be deductible for income tax purposes and will be amortized over 15 years.

 The Company incurred expenses related to the Simmons branch acquisition of approximately $441 thousand for the year ended December 31, 2020, which are included in noninterest expense in the consolidated statements of income.  The Company did not incur any expenses related to the acquisition for the year ended December 31, 2019.

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

Estimated fair values of the assets acquired and the liabilities assumed in the Simmons branch acquisition as of the closing date are as follows:

Assets of acquired bank (Dollars in thousands):
Cash and cash equivalents	$418
Loans held for investment	255,455
Premises and equipment	2,195
Goodwill	11,456
Core deposit intangible	10
Other assets	1,756
Total assets acquired	$271,290
Liabilities of acquired bank:
Deposits	$139,672
Other liabilities	47
Total liabilities assumed	$139,719
Cash paid	$131,571

As of June 30, 2020, management completed evaluating the fair values of all assets acquired and liabilities assumed in the Simmons branch acquisition

Revenues and earnings of Simmons branches since the acquisition date have not been disclosed as these branches were merged into the Company during 2020.

NOTE 4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of debt securities available for sale are as follows:

	Amortized	Unrealized		Fair
December 31, 2020	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
State and municipal obligations	$36,258	$927	$-	$37,185
Residential mortgage-backed securities	132,130	278	267	132,142
Corporate bonds and other debt securities	42,768	433	109	43,093
Total available for sale	$211,156	$1,638	$376	$212,420

	Amortized	Unrealized		Fair
December 31, 2019	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. treasuries	$60,315	$71	$15	$60,371
State and municipal obligations	7,861	120	—	7,981
Residential mortgage-backed securities	27,922	664	1	28,585
Total available for sale	$96,098	$855	$16	$96,937

There were $91.5 million and $90.6 million in securities pledged at December 31, 2020 and 2019, respectively to collateralize public funds.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

	Amortized	Fair
December 31, 2020	Cost	Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$1,970	$1,977
Due after one year through five years	4,483	4,509
Due after five years through ten years	36,031	36,385
Due after ten years	36,542	37,407
Residential mortgage-backed securities	132,130	132,142
Total available for sale	$211,156	$212,420

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$53,598	$267	$—	$—	$53,598	$267
Corporate bonds and other debt securities	17,087	109	—	—	17,087	109
Total available for sale	$70,685	$376	$—	$—	$70,685	$376

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
Available for sale:
U.S. treasuries	$30,762	$15	$—	$—	$30,762	$15
U.S. Government agencies	—	—	—	—	—	—
State and municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	481	1	481	1
Corporate bonds and other debt securities	—	—	—	—	—	—
Total available for sale	$30,762	$15	$481	$1	$31,243	$16

At December 31, 2020, the Company’s security portfolio consisted of 97 securities, of which 24 were in an unrealized loss position.  The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.

The Company monitors its investment securities for OTTI. Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at December 31, 2020. The following describes the basis under which the Company has evaluated OTTI:

Residential Mortgage-Backed Securities (“MBS”):

The unrealized losses associated with residential MBS are primarily driven by changes in interest rates.

Corporate Bonds and Other Debt Securities:

The unrealized losses associated with corporate bonds and other debt securities are primarily driven by changes in interest rates.

The Company sold 46 securities during the year ended December 31, 2020 and 216 securities during the year ended December 31, 2019. There were no securities sold for the year ended December 31, 2018. Sale proceeds and gross realized gains and losses on the sale of securities available for sale are shown below. The cost of securities sold is based on the specific identification method.

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Sale proceeds from sale of available for sale securities	$34,023	$171,260	$—
Gross realized gains	1,031	4,637	—
Gross realized losses	—	(55)	—
Net realized gains (losses)	$1,031	$4,582	$—

Equity investments at fair value consist of an investment in the CRA Qualified Investment Fund.  At December 31, 2020, the fair value of equity securities totalled $24 million. Subsequent changes in fair value are recognized in other noninterest income.  There were no fair value changes subsequent to purchase and through the year ended December 31, 2020.

Taxable interest and dividends on investment securities were $2.1 million, $4.6 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Tax-exempt interest on investment securities was $193 thousand, $541 thousand and $78 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 5. LOANS

Loans consisted of the following at December 31, 2020 and 2019:

	December 31, 2020

	Acquired Loans(1)	Organic Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial loans (2)	$53,857	$521,129	$574,986
Real estate:
1-4 single family residential	93,840	270,299	364,139
Construction, land and development	131,734	283,754	415,488
Commercial real estate (including multifamily)	333,489	623,254	956,743
Consumer loans and leases	3,088	8,650	11,738
Municipal and other loans	6,103	59,335	65,438
Total loans held in portfolio (3)	$622,111	$1,766,421	$2,388,532

	December 31, 2019

	Acquired Loans(1)	Organic Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial loans (2)	$46,842	$236,107	$282,949
Real estate:
1-4 single family residential	118,669	257,074	375,743
Construction, land and development	58,054	201,330	259,384
Commercial real estate (including multifamily)	332,476	421,336	753,812
Consumer loans and leases	11,351	11,418	22,769
Municipal and other loans	13,709	58,816	72,525
Total loans held in portfolio (3)	$581,101	$1,186,081	$1,767,182

(1)     Acquired loans in 2020 include loans acquired in the Comanche, Beeville, Citizens, and Simmons acquisitions. Acquired loans in 2019 include loans acquired in the Comanche, Beeville, and Citizens acquisitions.  All loans originated after acquisition close date are included in organic loans.

(2)

Balance includes $70.8 million and $74.2 million of the unguaranteed portion of SBA loans as of December 31, 2020 and 2019, respectively. Balance also includes $277.8 of PPP loans outstanding as of December 31, 2020.

(3)	Balance includes $(8.2) million and $(4.2) million of deferred fees, cost, premium and discount as of December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, the Company had pledged loans as collateral for FHLB advances of $927.3 million and $668.5 million, respectively. Additionally, at December 31, 2020, the Company had pledged loans as collateral associated with the Board of Governors of the Federal Reserve System’s (“Federal Reserve”) Paycheck Protection Program Liquidity Facility (“PPPLF”) of $149.8 million.  There were no loans pledged under the PPPLF at December 31, 2019. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2020 and 2019.

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Total loans originated under the PPP were $430.8 million of which $153.0 million were forgiven by December 31, 2020. Total PPP loans at December 31, 2020 were $277.8 million and are included in the commercial and industrial segment of our loan portfolio. These loans are fully guaranteed by the SBA, carry a contractual term of two to five years and an interest rate of 1.00%. In conjunction with originating PPP loans, the Company recorded deferred origination costs of $4.9 million and deferred origination fees of $15.3 million as of December 31, 2020. During 2020, $7.1 million of origination fees net of costs have been recognized due to loan forgiveness and normal amortization. The remaining $3.3 million in fees net of costs at December 31, 2020 will be recognized over the 1.3 year remaining weighted average life of the loans or at the date of forgiveness if earlier.  In conjunction with the PPP, we are also currently participating in the PPPLF which, through December 31, 2020, extended loans to banks who are loaning money to small businesses under the PPP. The amount outstanding at December 31, 2020, was $149.8 million and is non-recourse and secured by the amount of the PPP loans outstanding.

The maturity date of a borrowing under the PPPLF is equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF are included in long-term liabilities on the consolidated balance sheet and bear interest at a rate of 0.35%.

The Company originates and sells loans secured by the SBA. The Company retains the unguaranteed portion of the loan and servicing on the loans sold and receives a fee based upon the principal balance outstanding. During the years ended December 31, 2020, 2019 and 2018, the Company sold approximately $21.1 million, $47.8 million and $69.0 million, respectively, in loans to third parties. The loan sales resulted in realized gains of $1.8 million, $4.0 million and $5.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of loans serviced for others were $193.3 million and $205.0 million at December 31, 2020 and 2019, respectively. SBA loan servicing fees were $1.2 million, $929 thousand and $2.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

During 2020, we began originating loans to qualified mid-sized businesses under the Main Street Lending Program administered by the Federal Reserve Bank of Boston special purpose vehicle. Under the terms of the program 95 percent of the loan balance is purchased by the Federal Reserve Bank of Boston special purpose vehicle one day following origination. During the year ended December 31, 2020, the Company sold approximately $400.3 million of loans to the Federal Reserve Bank of Boston special purpose vehicle.  The loan sales resulted in realized gains of $3.6 million for the year ended December 31, 2020. At December 31, 2020 the unpaid principal balance of loans serviced for others related to the Main Street Lending Program was $400.3 million.

During the second quarter of 2018, the Company sold a loan to one of its directors for $1.5 million. No gain or loss was recognized on this transaction.

In the ordinary course of business, the Company makes loans to executive officers and directors. Loans to these related parties, including companies in which they are principal owners, are as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Principal outstanding, beginning of year	$6,005	$107	$463
Additions (reductions) of affiliations	—	3,402	-
New loans made in current year	4,867	4,512	—
Repayments	(3,291)	(2,016)	(356)
Principal outstanding, end of year	$7,581	$6,005	$107

Total unfunded commitments to related parties were $1.8 million and $861 thousand at December 31, 2020  and 2019, respectively.

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

 On April 2, 2019, the Company closed its acquisition of Beeville. At the date of acquisition, Beeville had $298.9 million in loans.  In accordance with ASC 805 “Business Combinations”, the Company utilized a third party to value the loan portfolio as of the acquisition date. Based upon the third party valuation, the fair value of the loans was approximately $296.4 million at the acquisition date. The overall discount calculated was $2.5 million and will be accreted into interest income over the life of the loans.

On November 15, 2019, the Company closed its acquisition of Citizens. At the date of acquisition, Citizens had $253.1 million in loans.  In accordance with ASC 805 “Business Combinations”, the Company utilized a third party to value the loan portfolio as of the acquisition date. Based upon the third party valuation, the preliminary fair value of the loans was approximately $250.3 million at the acquisition date. The overall discount calculated was $2.8 million and will be accreted into interest income over the life of the loans.

On February 28, 2020, the Company closed its acquisition of certain assets and assumption of certain liabilities associated with five offices of Simmons Bank. At the date of acquisition, the offices had $260.3 million in loans.  In accordance with ASC 805, “Business Combinations”, the Company utilized a third party to value the loan portfolio as of the acquisition date. Based upon the third-party valuation, the fair value of the loans was approximately $255.5 million at the acquisition date. The overall discount calculated was $4.8 million and will be accreted into interest income over the life of the loans.

Purchased credit impaired loans related to the Comanche acquisition were insignificant, and the Bank did not identify any purchased credit impaired loans related to the Beeville acquisition or the Simmons branch acquisition. Management identified purchased credit impaired loans related to the Citizens of approximately $3.2 million and estimated that expected cash flows were equal to contractual cash flows at the acquisition date.  The remaining recorded investment in purchased credit impaired loans related to the Citizens acquisition was $610 thousand at December 31, 2020 and the Company believes that all contractual principal and interest will be received.  Purchased credit impaired loans related to the Citizens acquisition are not included in the impaired loans disclosure within this Note.

At December 31, 2020 no provision for loan losses has been recorded for PPP loans.  These loans are fully guaranteed by the federal government and therefore carry a zero percent reserve.  PPP loans also carry a put-back provision pursuant to which the Bank would have to repay any losses to the SBA in the event that a loan is fraudulently originated and the Bank is at fault.  Management does not deem a put-back reserve necessary at this time.

The following tables present information related to the allowance for loan and lease losses for the periods presented:

	Allowance Rollforward
	Beginning				Ending
For the Year Ended December 31, 2020	Balance	Charge-offs	Recoveries	Provision	Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,078	$(1,877)	$89	$6,796	$9,086
Real estate:
1-4 single family residential	31	(21)	—	$137	147
Construction, land and development	1,055	—	—	$689	1,744
Commercial real estate (including multifamily)	1,451	—	—	$3,392	4,843
Consumer loans and leases	68	(222)	57	$242	145
Municipal and other loans	54	—	6	$1	61
Ending allowance balance	$6,737	$(2,120)	$152	$11,257	$16,026

	Allowance Rollforward
	Beginning				Ending
For the Year Ended December 31, 2019	Balance	Charge-offs	Recoveries	Provision	Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,453	$(2,508)	$147	$1,986	$4,078
Real estate:
1-4 single family residential	59	—	65	(93)	31
Construction, land and development	731	—	—	324	1,055
Commercial real estate (including multifamily)	960	—	—	491	1,451
Consumer loans and leases	80	(134)	20	102	68
Municipal and other loans	3	—	5	46	54
Ending allowance balance	$6,286	$(2,642)	$237	$2,856	$6,737

	Allowance Rollforward
	Beginning				Ending
For the Year Ended December 31, 2018	Balance	Charge-offs	Recoveries	Provision	Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,046	$(1,465)	$75	$2,797	$4,453
Real estate:
1-4 single family residential	902	(5)	—	(838)	59
Construction, land and development	441	—	—	290	731
Commercial real estate (including multifamily)	898	—	—	62	960
Consumer loans and leases	198	(132)	1	13	80
Municipal and other loans	167	—	—	(164)	3
Ending allowance balance	$5,652	$(1,602)	$76	$2,160	$6,286

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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment:

	Accruing
		30 to 59	60 to 89	90 or More
		Days Past	Days Past	Days Past	Non-
December 31, 2020	Current	Due	Due	Due	Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$567,491	$2,295	$271	$—	$4,929	$574,986
Real estate:
1-4 single family residential	362,505	99	28	—	1,507	364,139
Construction, land and development	415,135	136	—	—	217	415,488
Commercial real estate (including multifamily)	953,823	1,084	—	—	1,836	956,743
Consumer loans and leases	11,618	8	4	—	108	11,738
Municipal and other loans	65,416	—	22	—	—	65,438
Total loans	$2,375,988	$3,622	$325	$—	$8,597	$2,388,532

	Accruing
		30 to 59	60 to 89	90 or More
		Days Past	Days Past	Days Past	Non-
December 31, 2019	Current	Due	Due	Due	Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$278,922	$760	$688	$—	$2,579	$282,949
Real estate:
1-4 single family residential	372,828	1,018	—	—	1,897	375,743
Construction, land and development	258,497	671	—	—	216	259,384
Commercial real estate (including multifamily)	750,432	1,283	404	—	1,693	753,812
Consumer loans and leases	22,663	27	3	2	74	22,769
Municipal and other loans	72,525	—	—	—	—	72,525
Total loans	$1,755,867	$3,759	$1,095	$2	$6,459	$1,767,182

There were no loans 90 days or more past due and still accruing at December 31, 2020. There was one loan past due greater than 90 days or more and still accruing at December 31, 2019 with a recorded investment of two thousand. All loans with active deferral periods related to the COVID-19 pandemic are excluded from nonaccrual and days past due reporting

At December 31, 2020, non-accrual loans that were 30 to 59 days past due were $930 thousand, non-accrual loans that were 60 to 89 days past due were $545 thousand, and non-accrual loans that were 90 days or more past due were $2.2 million. At December 31, 2019, non-accrual loans that were 30 to 59 days past due were $308 thousand, non-accrual loans that were 60 to 89 days past due were $1.2 million, and non-accrual loans that were 90 days or more past due were $2.6 million.

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

The following table summarizes the Company’s loans by key indicators of credit quality:

		Special
December 31, 2020	Pass	Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$554,685	$1,332	$18,723	$246
Real estate:
1-4 single family residential	360,337	—	3,802	—
Construction, land and development	411,151	4,120	217	—
Commercial real estate (including multifamily)	935,865	10,913	9,965	—
Consumer loans and leases	11,626	—	112	—
Municipal and other loans	62,273	3,085	80	—
Total loans	$2,335,937	$19,450	$32,899	$246

		Special
December 31, 2019	Pass	Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$266,688	$1,905	$14,355	$1
Real estate:
1-4 single family residential	372,190	893	2,660	—
Construction, land and development	258,864	304	216	—
Commercial real estate (including multifamily)	734,757	5,312	13,743	—
Consumer loans and leases	22,632	—	137	—
Municipal and other loans	72,134	—	391	—
Total loans	$1,727,265	$8,414	$31,502	$1

Internal risk ratings and other credit metrics are key factors in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan and lease losses.

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment		Allowance for Credit Loss
	Individually	Collectively	Individually	Collectively
	Evaluated for	Evaluated for	Evaluated for	Evaluated for
December 31, 2020	Impairment	Impairment	Impairment	Impairment
	(Dollars in thousands)
Commercial and industrial loans	$4,978	$570,008	$3,488	$5,598
Real estate:
1-4 single family residential	1,637	$362,502	1	$146
Construction, land and development	217	$415,271	—	$1,744
Commercial real estate (including multifamily)	1,837	$954,906	500	$4,343
Consumer loans and leases	108	$11,630	90	$55
Municipal and other loans	52	$65,386	—	$61
Total loans	$8,829	$2,379,703	$4,079	$11,947

	Loans - Recorded Investment		Allowance for Credit Loss
	Individually	Collectively	Individually	Collectively
	Evaluated for	Evaluated for	Evaluated for	Evaluated for
December 31, 2019	Impairment	Impairment	Impairment	Impairment
	(Dollars in thousands)
Commercial and industrial loans	$2,508	$280,441	$1,422	$2,657
Real estate:
1-4 single family residential	1,988	373,755	3	28
Construction, land and development	216	259,168	—	1,055
Commercial real estate (including multifamily)	1,571	752,241	—	1,451
Consumer loans and leases	24	22,745	19	48
Municipal and other loans	—	72,525	—	54
Total loans	$6,307	$1,760,875	$1,444	$5,293

The following tables set forth certain information regarding the Company’s impaired loans that were evaluated for specific reserves:

	Impaired Loans - with Allowance			Impaired Loans - with No Allowance
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal
December 31, 2020	Investment	Balance	Allowance	Investment	Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,407	$4,453	$3,488	$566	$571
Real estate:
1-4 single family residential	5	5	1	1,632	1,612
Construction, land and development	—	—	—	217	215
Commercial real estate (including multifamily)	1,308	1,281	500	528	528
Consumer loans and leases	90	90	90	24	28
Municipal and other loans	—	—	—	52	52
Total loans	$5,810	$5,829	$4,079	$3,019	$3,006

	Impaired Loans - with Allowance			Impaired Loans - with No Allowance
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal
December 31, 2019	Investment	Balance	Allowance	Investment	Balance
	(Dollars in thousands)
Commercial and industrial loans	$2,150	$2,168	$1,422	$358	$360
Real estate:
1-4 single family residential	12	12	3	1,976	—
Construction, land and development	—	—	—	216	214
Commercial real estate (including multifamily)	—	—	—	1,571	1,571
Consumer loans and leases	24	24	19	—	—
Municipal and other loans	—	—	—	—	1,965
Total loans	$2,186	$2,204	$1,444	$4,121	$4,110

	For the Years Ended December 31,
	2020		2019		2018
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Commercial and industrial loans	$4,864	$—	$2,790	$—	$4,107	$—
Real estate:
1-4 single family residential	1,658	—	2,011	—	1,211	—
Construction, land and development	216	—	219	—	—	—
Commercial real estate (including multifamily)	271	—	241	—	—	—
Consumer loans and leases	51	—	26	—	19	—
Municipal and other loans	—	—	—	—	—	—
Total loans	$7,060	$—	$5,287	$—	$5,337	$—

Troubled Debt Restructurings:

Section 4013 of the CARES Act provides financial institutions the opportunity to opt out of applying the TDR accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) 60 days after the end of the national emergency proclamation or ii) December 31, 2020. Section 541 of the Consolidated Appropriations Act of 2021, amended Section 4013 of the CARES Act to extend this relief to the earlier of i) 60 days after the end of the national emergency proclamation or ii) January 1, 2022.  Throughout 2020, the Company offered borrowers 90 day full payment deferrals or interest only payment periods of 90 days. At December 31, 2020, loans with an unpaid principal balance of $86.9 million remain in deferral periods with approximately $52.7 million and $12.8 million being in second and third 90 day deferral periods, respectively. These deferrals have also caused the increase in accrued interest shown on the consolidated balance sheets at December 31, 2020 compared to December 31, 2019.

The following table summarizes TDRs for the periods presented. Modifications may include, but are not limited to, granting a material extension of time, entering into a forbearance agreement, adjusting the interest rate, accepting interest only payments for an extended period of time, a change in the amortization period or a combination of any of these.

	December 31,
	2020		2019
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial loans	2	$49	2	$58
Real estate:
1-4 single family residential	3	130	3	151
Construction, land and development	—	—	—	—
Commercial real estate (including multifamily)	—	—	—	—
Consumer loans and leases	—	—	—	—
Municipal and other loans	1	52	—	—
Total performing TDRs	6	231	5	209
Nonperforming TDRs	14	652	5	198
Total TDRs	20	$883	10	$407
Allowance attributable to TDRs		$421		$113

The following table summarizes newly designated TDRs as well as modifications made to existing TDRs. Post-modification balances represent the recorded investment at the end of Day 2 in which the modification was made:

For the Years Ended December 31,
	2020				2019				2018
		Pre-	Post-			Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification			Modification	Modification
		Outstanding	Outstanding			Outstanding	Outstanding			Outstanding	Outstanding
	Number of	Recorded	Recorded	Related	Number of	Recorded	Recorded	Related	Number of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance	Contracts	Investment	Investment	Allowance	Contracts	Investment	Investment	Allowance
(Dollars in thousands)
Commercial and industrial loans	9	$423	$423	$396	4	$145	$139	$113	6	$378	$378	$132
Real estate:
1-4 single family residential	—	—	—	—	—	—	—	—	1	34	34	8
Construction, land and development	—	—	—	—	—	—	—	—	—	—	—	—
Commercial real estate (including multifamily)	—	—	—	—	—	—	—	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—	—	—	—	—
Municipal and other loans	—	—	—	—	—	—	—	—	—	—	—	—

During 2020, one loan that had been restructured within the past 12 months defaulted resulting in charge-offs of $85 thousand. During 2019, three loans that had been restructured within the past 12 months defaulted resulting in charge-offs of $181 thousand.  There have been no defaults of troubled debt restructurings that took place within 12 months of restructure during the year ended December 31, 2018.

NOTE 7. PREMISES AND EQUIPMENT

In the following table software has been reclassified to other assets for 2019. The major components of premises and equipment are as follows:

	December 31,
	2020	2019
	(Dollars in thousands)
Land	$21,167	$17,481
Building and improvements	53,541	51,402
Furniture, fixtures and equipment	15,504	13,677
Leasehold improvements	1,550	1,092
Construction in process	3,896	204
Automobiles	1,806	1,740
Total	97,464	88,433
Less: Accumulated depreciation	(14,116)	(13,283)
Total premises and equipment, net	$83,348	$75,150

Total depreciation expense was $4.1 million, $2.8 million, and $2.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The estimated costs to complete all open construction projects at December 31, 2020 was $194 thousand.

NOTE 8. GOODWILL AND INTANGIBLES

Goodwill and other intangible assets, which consist of core deposit intangibles, are summarized as follows:

	December 31,
	2020	2019
	(Dollars in thousands)
Beginning goodwill	$68,503	$18,253
Measurement period adjustments	$(2,278)
Arising from business combinations	11,456	50,250
Ending goodwill	$77,681	$68,503

Core deposit intangible	$19,722	$19,712
Less: Accumulated amortization	(11,904)	(8,240)
Core deposit intangible, net	$7,818	$11,472

Amortization expense for core deposit intangibles for the years ended December 31, 2020, 2019 and 2018 totalled $3.7 million, $3.6 million and $917 thousand, respectively.

The estimated amount of amortization expense for core deposit intangible assets to be recognized over the next five fiscal years is as follows:

Type of intangibles	2021	2022	2023	2024	2025
	(Dollars in thousands)
Core deposit intangible	$3,028	$2,212	$1,500	$744	200

Due to triggering events associated with the COVID-19 pandemic, the Company evaluated Goodwill for impairment quarterly during 2020 in addition to completing the annual Goodwill impairment test as of December 31, 2020. The result of each quarterly assessment and the annual impairment test was that the fair value of the one reporting unit, the Bank, exceeded the carrying value and no impairment charge was deemed necessary. The Company utilized discounted cash flow and market valuation approaches in each assessment and in the annual impairment test.

The discounted cash flow approach utilizes the Company’s five year forecasted income statement which was updated for expected losses related to the pandemic, lower loan growth, and an extended period of low interest rates.  The resulting cash flows for each year was discounted using a rate determined through a build-up approach which includes, a risk free rate, an equity risk premium, size premium, and company specific premium.

The market approach utilizes observed merger activity during the year and calculates deal multiples of last twelve months net income, book value, and tangible book value.  An additional market approach was utilized for the annual impairment test which utilized the same multiples calculated based upon market capitalization applied to a group of representative peers.

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

The risks inherent in the SBA servicing asset relate primarily to changes in prepayments that result from shifts in interest rates. The following summarizes the activity pertaining to SBA servicing rights, which are in the consolidated balance sheets, for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
	(Dollars in thousands)
Beginning balance	$3,355	$3,965
Origination of servicing assets	370	935
Change in fair value
Due to run-off	(545)	(876)
Due to market changes	(227)	(669)
Ending balance	$2,953	$3,355

NOTE 10. DEPOSITS

The following table sets forth the Company’s deposits by category:

	December 31,
	2020	2019
	(Dollars in thousands)
Noninterest-bearing demand deposits	$727,543	$444,822
Interest-bearing demand deposits	472,075	370,467
Interest-bearing NOW accounts	10,288	28,204
Savings and money market accounts	610,571	404,886
Time deposits	638,658	679,747
Total deposits	$2,459,135	$1,928,126
Time deposits $100,000 and greater	$515,738	$333,464
Time deposits $250,000 and greater	190,236	204,389
Related party deposits (executive officers and directors)	18,767	23,150

The aggregate amount of overdraft demand deposits reclassified to loans was $88 thousand and $129 thousand at December 31, 2020 and 2019, respectively. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totalled $520.5 million, $89.7 million, $15.0 million, $5.5 million and $7.9 million, respectively.

The Company held no brokered certificates of deposit as of December 31, 2020.  The Company held brokered certificates of deposit of $6.0 million at December 31, 2019.

NOTE 11. FHLB AND OTHER BORROWINGS

The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. At December 31, 2020 and 2019, the Company had pledged loans as collateral for FHLB advances of $927.3 million and $668.5 million, respectively. At December 31, 2020, the Company had additional capacity to borrow from the FHLB of $654.9 million.

Short-term borrowings

Short-term FHLB borrowings: As of December 31, 2020, the Company had $10.0 million of short-term FHLB borrowings due in March of 2021, with an average interest rate of 0.70%. As of December 31, 2019, the Company had no short-term FHLB borrowings. All short-term FHLB borrowings outstanding at December 31, 2020 had fixed interest rates.

Long-term borrowings

Components of long-term borrowings consist of:

	December 31,
	2020	2019
	(Dollars in thousands)
Long-term FHLB borrowings	$51,890	$90,437
PPPLF borrowings	149,848	—
Subordinated notes, net of issuance costs	36,296	—
Secured borrowings	3,986	14,703
Long-term borrowings, net	$242,020	$105,140

Line of Credit: The Company entered into an unsecured line of credit with a third-party lender in May 2017 which allowed it to borrow up to $20.0 million. The interest rate on the facility is LIBOR plus 4.00% per annum, and unpaid principal and interest is due at the stated maturity on May 12, 2022. The line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender.  During 2019, the line of credit was increased to a total borrowing capacity of $50.0 million.  There were no outstanding advances at December 31, 2020 or 2019.

Trust Preferred Securities: The Company acquired trust preferred securities through the Comanche acquisition in 2018. The trust preferred securities had a maturity date of September 15, 2036, and were redeemable at the Company’s option and bear interest at a variable rate per annum equal to the three-month LIBOR plus 1.65%.  The Company redeemed the trust preferred securities in whole at par during 2019.

Long-term FHLB borrowings:

Long-term borrowings from the FHLB outstanding for the periods presented are as follows:

		Range of	Weighted		Range of	Weighted
	December 31,	Contractual	Average	December 31,	Contractual	Average
	2020	Interest Rates	Interest Rate	2019	Interest Rates	Interest Rate
	(Dollars in thousands)
Repayable during the years ending December 31,
2020	$—	0.00%	0.00%	$18,254	1.45% - 5.02%	1.58%
2021	8,636	1.48% - 2.99%	1.73%	11,382	1.48% - 5.02%	1.82%
2022	4,584	1.86% - 2.99%	2.23%	12,056	1.79% - 5.02%	2.14%
2023	6,489	1.86% - 2.99%	2.44%	15,868	2.05% - 5.02%	2.24%
2024	10,723	1.86% - 2.99%	2.62%	11,170	2.07% - 5.02%	2.62%
2025	2,649	1.86% - 2.99%	2.26%	1,830	2.10% - 5.02%	2.47%
2026-2031	18,809	2.10% - 2.99%	2.26%	19,877	2.10% - 5.02%	2.31%
Total long-term FHLB borrowings	$51,890			$90,437

For the years ended December 31, 2020 and 2019, the Company maintained long-term borrowings with the FHLB averaging $65.0 million and $61.6 million, respectively, with an average cost of approximately 2.29% and 2.30% respectively. Substantially all long-term FHLB borrowings outstanding at December 31, 2020 and 2019 had fixed interest rates.  At December 31, 2020 and December 31, 2019, $16 million of FHLB borrowings outstanding were callable.

The Company maintained five, unsecured Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $105.0 million as of December 31, 2020. There were no advances under these lines of credit outstanding as of December 31, 2020.

PPPLF: In conjunction with the PPP, the Company is also currently participating in the Federal Reserve's PPPLF which, through December 31, 2020, extended loans to banks that are loaning money to small businesses under the PPP. The amount outstanding at December 31, 2020, was $149.8 million and is non-recourse and secured by the amount of the PPP loans still outstanding. The maturity date of a borrowing under the PPPLF is equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF are included in long-term liabilities on the Company’s consolidated balance sheet and bear interest at a rate of 0.35%.

Subordinated Notes: On July 24, 2020, the Company issued $37 million aggregate principal amount of 6.00% fixed-to-floating rate subordinated notes due 2030.  The Notes will initially bear interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the then-current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York (provided, that in the event the benchmark rate is less than zero, the benchmark rate will be deemed to be zero) plus 592 basis points, payable quarterly, in arrears. The amount outstanding at December 31, 2020, was $37.0 million.

Secured borrowings : Due to the rights retained on certain loan participations sold, the Company is deemed to have retained effective control over these loans under ASC Topic 860, “Transfers and Servicing”, and therefore these participations sold must be accounted for as a secured borrowing. At December 31, 2020, total secured borrowings were $4.0 million representing an increase in loans held for investment and matching increase in long-term borrowings.  At December 31, 2019, total secured borrowings were $14.7 million representing an increase in loans held for investment and matching increase in long-term borrowings. The aggregate amount of maturities for secured borrowings for each of the five years following the latest balance sheet date totalled $0, $0, $0, $0 and $2.2 million, respectively.

NOTE 12. OPERATING LEASES

Minimum future rental expense related to leased office space and equipment by the Company on non-cancellable operating lease agreements are as follows:

December 31,
(Dollars in thousands)
2021	$2,236
2022	1,395
2023	982
2024	810
2025	628
Total rental expense	$6,051

Many of the Company’s operating leases contain renewal options. Lease expenses of $2.7 million and $1.8 million for the years ended December 31, 2020 and 2019 have been included in occupancy expense on the consolidated statement of income.

The Company currently leases one of its branch locations from a Company director. The expense incurred by the Company under this lease was $157 thousand, $157 thousand, and $155 thousand for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to each maintain minimum amounts and ratios. The Company’s and the Bank’s Total, Tier 1 and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations) are set forth in the table below. The risk-based capital rules require that banks and holding companies maintain a “capital conservation buffer” of 250 basis points in excess of the “minimum capital ratio.” The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. Management believes, as of December 31, 2020 and 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2020, the most recent notification from the regulatory banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. To the knowledge of management, there are no conditions or events since these notifications that have changed the Bank’s category.

The table below provides a comparison of the Company’s and the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements as of the dates indicated:

					Minimum Capital
			Minimum Capital		Requirement with		Minimum To Be Well
	Actual		Requirement		Capital Buffer		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2020
Tier 1 leverage ratio
Company	$271,025	9.90%	$109,525	4.0%	$109,525	4.000%	N/A	N/A
Bank	279,135	10.30%	108,406	4.0%	108,406	4.000%	135,507	5.0%
Common equity tier 1 capital ratio
Company	271,025	11.94%	102,124	4.5%	158,860	7.000%	N/A	N/A
Bank	279,135	12.29%	102,229	4.5%	159,024	7.000%	147,665	6.5%
Tier 1 risk-based capital ratio
Company	271,025	11.94%	136,166	6.0%	192,901	8.500%	N/A	N/A
Bank	279,135	12.29%	136,306	6.0%	181,741	8.500%	181,741	8.0%
Total risk-based capital ratio
Company	324,141	14.28%	181,554	8.0%	238,290	10.500%	N/A	N/A
Bank	295,251	13.00%	181,741	8.0%	238,535	10.500%	227,177	10.0%
December 31, 2019
Tier 1 leverage ratio
Company	$261,888	12.37%	$84,677	4.0%	$84,677	4.000%	N/A	N/A
Bank	252,769	11.29%	89,563	4.0%	89,563	4.000%	111,954	5.0%
Common equity tier 1 capital ratio
Company	261,888	14.47%	81,445	4.5%	126,692	7.000%	N/A	N/A
Bank	252,769	13.98%	81,373	4.5%	126,581	7.000%	117,539	6.5%
Tier 1 risk-based capital ratio
Company	261,888	14.47%	108,593	6.0%	153,840	8.500%	N/A	N/A
Bank	252,769	13.98%	108,498	6.0%	153,705	8.500%	144,664	8.0%
Total risk-based capital ratio
Company	268,722	14.85%	144,791	8.0%	190,038	10.500%	N/A	N/A
Bank	259,603	14.36%	144,664	8.0%	189,871	10.500%	180,830	10.0%

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

Changes in AOCI for the periods indicated are summarized as follows:

	For the Year Ended December 31, 2020
	Before	Tax	Net
	Tax	Effect	of Tax
	(Dollars in thousands)
Balance at beginning of period	$839	$(172)	$667
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	1,456	(304)	1,152
Amounts reclassified to (gain) loss on investment securities (1)	(1,031)	217	(814)
Balance at end of period	$1,264	$(259)	$1,005

	For the Year Ended December 31, 2019
	Before	Tax	Net
	Tax	Effect	of Tax
	(Dollars in thousands)
Balance at beginning of period	$2,347	$(493)	$1,854
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	3,172	(662)	2,510
Amounts reclassified to (gain) loss on investment securities (1)	(4,680)	983	(3,697)
Balance at end of period	$839	$(172)	$667

	For the Year Ended December 31, 2018
	Before	Tax	Net
	Tax	Effect	of Tax
	(Dollars in thousands)
Balance at beginning of period	$(634)	$133	$(501)
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	2,981	(626)	2,355
Amounts reclassified to (gain) loss on investment securities (1)	—	—	—
Balance at end of period	$2,347	$(493)	$1,854

(1)	Gross amounts are included in gain on sales of investment securities and income tax amounts are included in income tax expense on the Consolidated Statements of Income.

NOTE 15. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Spirit of Texas Bancshares, Inc. 2008 Stock Plan

During 2008, the Company established an incentive stock plan (the “2008 Stock Plan”). Under the 2008 Stock Plan, stockholders authorized options to purchase up to 914,500 shares of Company stock. During 2015, stockholders authorized an increase in options to purchase up to 1,750,000 shares of Company common stock. The option terms cannot exceed 10 years from the grant date. Options are fully vested after five years of employment. Options for a total of 840,872 shares of the Company stock are outstanding as of December 31, 2020. At December 31, 2020, the Company had 314,375 available shares for future option grants under the 2008 Stock Plan.

The following table presents the activity during the year ended December 31, 2020 related to the 2008 Stock Plan:

	2008 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2020	898,572	$13.39	$8,636	4.38
Granted	—	—	—	—
Exercised	(50,500)	12.09	238	—
Forfeited (1)	(2,200)	15.32
Expired	(5,000)	10.50	32	—
Outstanding at December 31, 2020	840,872	$13.48	2,792	3.49
Vested and exercisable at December 31, 2020	798,512	$13.46	2,667	3.39

(1)	Forfeitures are accounted for in the period they occur

There were no stock options granted for the years ended December 31, 2020 or 2019 out of the 2008 Stock Plan.

A summary of selected data related to stock-based compensation expense follows:

	2008 Stock Plan
	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Stock-based compensation expense	$183	$328	$545
Amount of cash received from exercise of awards	4	1,880	2,991

	2008 Stock Plan
	As of December 31,
	2020	2019	2018
	(Dollars in thousands)
Unrecognized compensation expense related to stock-based compensation	$49	$243	$625
Weighted-average life over which expense is expected to be recognized (years)	0.6	1.3	1.9

Spirit of Texas Bancshares, Inc. 2017 Stock Plan

On February 23, 2017, the Company established an incentive stock plan to attract and retain officers, employees, directors and other service providers (the “2017 Stock Plan”). Under the 2017 Stock Plan, stockholders authorized options to purchase up to 1,000,000 shares of Company common stock. The option terms cannot exceed 10 years from the grant date. Directors’ stock options vest immediately and all employees’ options vest after 5 years of employment. Options for a total of 197,714 shares of the Company common stock are outstanding as of December 31, 2020. At December 31, 2020, the Company had 628,263 available shares for future option grants.

The following table presents the activity during the year ended December 31, 2020 related to the 2017 Stock Plan:

	2017 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2020	199,447	$17.53	$1,091	7.70
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited (1)	(1,733)	15.00
Expired	—	—	—	—
Outstanding at December 31, 2020	197,714	$17.55	$148	6.71
Vested and exercisable at December 31, 2020	100,953	$16.98	$18	6.59

(1)	Forfeitures are accounted for in the period they occur

A summary of selected data related to stock-based compensation expense follows:

	2017 Stock Plan
	For the Years Ended December 31,
	2020	2019	2018
		(Dollars in thousands)
Stock-based compensation expense	$190	$170	$127
Amount of cash received from exercise of awards	611	86	150

	2017 Stock Plan
	As of December 31,
	2020	2019	2018
		(Dollars in thousands)
Unrecognized compensation expense related to stock-based compensation	$318	$515	$685
Weighted-average life over which expense is expected to be recognized (years)	2.1	2.8	4.1

2017 Stock Plan – Restricted Stock Unit Awards

On five different dates during the year ended December 31, 2020, the Company granted a total of 159,247 restricted stock units to employees and directors that vest in full (i.e. cliff vesting) on the five year anniversary of the grant date. The fair value of the restricted stock units on the grant date was $1.8 million and will be recognized as compensation expense over the requisite vesting period ending on the respective five year anniversary of the restricted stock unit award’s grant date.

The following table presents the activity for the year ended December 31, 2020 related to restricted stock units from the 2017 Stock Plan:

	2017 Stock Plan
	Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	59,280	$—
Granted	159,247	$11.69
Vested	(15,788)
Forfeited	(2,500)	21.20
Outstanding at December 31, 2020	200,239	$13.31

A summary of selected data related to stock-based compensation expense for the years ended December 31, 2020 and 2019 are as follows:

	Restricted Stock Unit Awards
	December 31,
	2020	2019
	(Dollars in thousands)
Stock-based compensation expense	$606	$141
Unrecognized compensation expense related to stock-based compensation	$2,298	$1,181
Weighted-average life over which expense is expected to be recognized (years)	4.24	4.45

Bank4Texas Warrants

In connection with the acquisition of Bank4Texas in 2010, the Company issued warrants for 12,491 shares of stock. The Bank4Texas warrants were exercisable at $10.50 per share and expired in August 2020.

The following table presents the activity for the period indicated related to the Bank4Texas Warrants:

	Bank4Texas Warrants
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2020	9,872	$10.50
Granted	—	—
Exercised	(5,514)	10.50	$35
Forfeited (1)	(4,358)	—
Expired	—	—
Outstanding at December 31, 2020	-	$10.50	$-	—
Vested and exercisable at December 31, 2020	-	$10.50	$-	—
(1)	Forfeitures are accounted for in the period they occur

The amount of cash received by the Company from the exercise of the warrants was $40 thousand. There is no remaining expense to be recognized on the Bank4Texas Warrants.

Oasis Warrants

In connection with the acquisition of Oasis Bank in 2012, the Company issued warrants for 19,140 shares of stock. The Oasis warrants are exercisable at $12.84 per share and expire in November 2022. None of these warrants have been exercised.

Spirit of Texas Bank 401(k) Retirement Plan

The Company sponsors the Spirit of Texas Bank, SSB 401(k) Plan, a tax-qualified, deferred compensation plan (the “401(k) Plan”). Under the terms of the 401(k) Plan eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate at the completion of one month of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 3% of compensation. Matching contributions are fully vested after six years of service. Total 401(k) matching employer contribution expense amounted to $1.3 million, $1.2 million and $796 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 16. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted EPS:

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
Net income as reported	$31,311	$21,136	$9,978
Less: Participated securities share of undistributed earnings	—	—	—
Net income available to common stockholders	$31,311	$21,136	$9,978
Weighted average number of common shares - basic	17,567,117	14,697,342	9,258,216
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	82,346	415,485	384,192
Weighted average number of common shares - diluted	17,649,463	15,112,827	9,642,408
Basic earnings per common share	$1.78	$1.44	$1.08
Diluted earnings per common share	$1.77	$1.40	$1.03
Anti-dilutive warrants and stock options	570,985	141,950	82,948

NOTE 17. INCOME TAXES

The components of the expense (benefit) for income taxes for the periods presented are as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Current income tax expense:
Federal	$8,761	$3,616	$902
State	226	75	35
Total current income tax expense	8,987	3,691	937
Deferred income tax expense (benefit):
Federal	(1,528)	1,730	1,065
State	—	—	—
Total deferred income tax expense (benefit)	(1,528)	1,730	1,065
Total income tax expense (benefit)	$7,459	$5,421	$2,002

A reconciliation of the expected income tax expense at the statutory federal income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018 to the Company’s actual income tax expense and effective tax rate for the periods presented is as follows:

	For the Years Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Tax expense at federal income tax rate	$8,143	21.00%	$5,576	21.00%	$2,516	21.00%
State taxes	206	0.53%	62	0.23%	28	0.23%
Increase (decrease) resulting from:
Tax-exempt interest	(373)	-0.96%	(447)	-1.68%	(377)	-3.15%
Bank-owned life insurance	(75)	-0.19%	(64)	-0.24%	(4)	-0.03%
Stock compensation	80	0.21%	87	0.33%	(247)	-2.06%
Interest expense exclusion	19	0.05%	26	0.10%	21	0.18%
Meals and entertainment	31	0.08%	29	0.11%	18	0.15%
Club dues	40	0.10%	38	0.14%	30	0.25%
Acquisition expenses	—	0.00%	156	0.59%	155	1.29%
NOL carryback claim	(575)	-1.48%	—	0.00%	—	0.00%
Other	(37)	-0.10%	(42)	-0.17%	(138)	-1.15%
Total	$7,459	19.24%	$5,421	20.41%	$2,002	16.71%

During 2020, 2019, and 2018 no changes were made to the corporate tax rate.

Deferred income tax assets and liabilities reflect the tax effect of estimated temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

The significant components of the net deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2020	2019
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	3,271	1,341
Organizational costs	41	28
Purchase accounting	1,416	1,895
Net operating loss	39	868
Stock Option Expense	445	231
Other	69	85
Total gross deferred tax assets	5,281	4,448
Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(259)	(172)
Depreciation	(2,200)	(2,494)
Purchase accounting	(1,538)	(2,296)
SBA servicing	(92)	(71)
FHLB dividends	(107)	(87)
Total gross deferred tax liabilities	(4,196)	(5,120)
Deferred tax assets (liabilities), net	$1,085	$(672)

The ability to realize deferred tax assets is dependent upon various factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these factors, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets.

The Company has federal net operating loss carryforwards of approximately $184 thousand which begin to expire in 2032. This amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $2.1 million per year. The Company has determined that it is more likely than not that it will fully realize the benefit of such carryforwards prior to their expiration. Accordingly, a valuation allowance has not been recorded for federal net operating losses.

During the year ended December 31, 2020, the Company decided to carry back certain net operating losses as allowed by the CARES Act, which was enacted on March 27, 2020.  This resulted in recording a discrete income tax benefit in the amount of $575 thousand.

The Company did not have any uncertain tax positions at December 31, 2020.   The Company’s policy is to classify interest and penalties associated with income taxes within other expenses. The Company did not record interest and penalties for the year ended December, 31, 2020 or 2019.  The Company recorded interest and penalties of $23 thousand for the year ended December 31, 2018.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of December 31, 2020 and December 31, 2019, the Company’s reserve for unfunded commitments totalled $90 thousand and $98 thousand, respectively.

Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.

Financial Instruments Commitments

Unfunded commitments are as follows:

	December 31,
	2020	2019
	(Dollars in thousands)
Unfunded loan commitments	$309,411	$243,568
Commercial and standby letters of credit	3,272	1,232
Total	$312,683	$244,800

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

NOTE 19. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets of the Company (Parent company only) for the periods presented are as follows:

	December 31,
	2020	2019
Assets:
Cash and due from banks	$24,231	$4,631
Investment in bank subsidiary	371,647	336,576
Other assets	4,867	4,656
Total assets	$400,745	$345,863
Liabilities and stockholders' equity:
Borrowings	36,296	—
Other liabilities	3,670	158
Stockholders' equity	360,779	345,705
Total liabilities and stockholders' equity	$400,745	$345,863

Condensed Statements of Income of the Company (Parent company only) for the periods presented are as follows:

	For the Years Ended December 31,
	2020	2019	2018
Income:
Interest income	$—	$4	1
Other noninterest income	—	74	25
Total income	—	78	26
Expense:
Interest on borrowings	1,250	406	170
Salaries and benefits	—	2	24
Stock-based compensation expense	979	665	672
Professional services	1,501	2,914	2,107
Directors fees	299	218	209
Other noninterest expense	42	61	178
Total expense	4,071	4,266	3,360
Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiary	(4,071)	(4,188)	(3,334)
Income tax expense (benefit)	(649)	(638)	(795)
Income (loss) before equity in undistributed income of subsidiaries	(3,422)	(3,550)	(2,539)
Equity in income of subsidiary	34,733	24,686	12,517
Net income	$31,311	$21,136	$9,978
Comprehensive income	$31,649	$19,949	$12,333

Condensed Statements of Cash Flows of the Company (Parent company only) for periods presented are as follows:

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$31,311	$21,136	$9,978
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(34,733)	(24,686)	(12,517)
Stock-based compensation	979	665	672
Amortization of debt issuance costs	79	—	—
Net change in operating assets and liabilities:
Net change in other assets	(211)	(2,616)	1,622
Net change in other liabilities	1,956	(969)	(1,031)
Net cash provided by (used in) operating activities	(619)	(6,470)	(1,276)
Cash flows from investing activities:
Capital contribution	—	(11,000)	—
Net cash paid in business combination	—	(50,278)	(11,755)
Net cash provided by (used in) investing activities	—	(61,278)	(11,755)
Cash flows from financing activities:
Proceeds of borrowings, net	46,218	21,000	—
Repayment of borrowings	(10,000)	(23,811)	(7,788)
Proceeds from capital raise, net	—	46,535	42,058
Cash dividends paid	(1,212)	—	—
Purchase of treasury stock	(15,470)	(289)	—
Exercise of stock options and warrants	683	1,966	3,902
Net cash provided by (used in) financing activities	20,219	45,401	38,172
Net change in cash and cash equivalents	19,600	(22,347)	25,141
Cash and cash equivalents at beginning of period	4,631	26,978	1,837
Cash and cash equivalents at end of period	$24,231	$4,631	$26,978
Supplemental disclosure of noncash investing and financing activities:
Fair value of trust preferreds acquired in business combination	$-	$-	$2,811
Dividends accrued not paid	1,556	—	—

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

Interest Rate Swaps—The Company obtains the fair value of interest rate swaps from a third-party vendor that uses an industry standard discounted cash flow methodology.  In addition, credit valuation adjustments are incorporated in the fair values to account for potential nonperformance risk.  The majority of the inputs used to value these interest rate swaps offered to qualified commercial borrowers fall within Level 2 of the fair value hierarchy, while the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads.  The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swaps and has determined that the credit valuation adjustment is not significant to the overall valuation of these derivatives.  As a result, the Company classifies its interest rate swap valuations in Level 2 of the fair value hierarchy.

The following table presents the assets and liabilities measured at fair value on a recurring basis:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
State and municipal obligations	$—	$37,185	$—	$37,185
Residential mortgage-backed securities	—	132,142	—	132,142
Corporate bonds	—	43,093	—	43,093
Equity securities at fair value	24,000	—	—	24,000
SBA servicing rights	—	—	2,953	2,953
Customer interest rate swaps	—	3,009	—	3,009
Correspondent interest rate swaps	—	(3,009)	—	(3,009)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
U.S. Treasuries	$60,371	—	$—	$60,371
State and municipal obligations	—	7,981	—	7,981
Residential mortgage-backed securities	—	28,585	—	28,585
SBA servicing rights	—	—	3,355	3,355
	$60,371	$36,566	$3,355	$100,292

There were no transfers of financial assets between levels of the fair value hierarchy during the years ended December 31, 2020 or 2019.

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

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	Estimated Fair Value
	December 31,
	2019	2019
	(Dollars in thousands)
Assets (classified in Level 3)
Impaired loans	$4,948	$3,990
Other real estate owned and repossessed assets	133	3,653

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

The following tables show significant unobservable inputs used in the recurring and non-recurring fair value measurements of Level 3 assets:

				Range/Weighted
Level 3 Asset	Fair Value	Valuation Technique	Unobservable Inputs	Average
December 31, 2020
Non-recurring:
Impaired loans	$4,948	Third party appraisals	Collateral discounts	0.0% - 100.0% (34.1%)
Other real estate owned	133	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	2,953	Discounted cash flows	Conditional prepayment rate	12.5%
			Discount rate	10.0%
December 31, 2019
Non-recurring:
Impaired loans	$3,990	Third party appraisals	Collateral discounts	0.0% - 100.0% (23.9%)
Other real estate owned	3,653	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	3,355	Discounted cash flows	Conditional prepayment rate	13.3%
			Discount rate	10.8%

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

	Carrying	Fair
December 31, 2020	Value	Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$263,034	$263,034	$263,034	$—	$—
Equity investments at fair value	24,000	24,000	24,000	—	—
Available for sale securities	212,420	212,420	—	212,420	—
FHLB and other bank stock	5,718	5,718	—	5,718	—
Loans, net	2,372,506	2,364,646	—	—	2,364,646
Loans held for sale	1,470	1,598	—	1,598	—
Accrued interest receivable	11,199	11,199	—	11,199	—
Bank-owned life insurance	15,969	15,969	—	15,969	—
SBA servicing rights	2,953	2,953	—	—	2,953
Customer interest rate swaps	3,009	3,009	—	3,009	—
Financial Liabilities:
Deposits	$2,459,135	$2,427,412	$—	$2,427,412	$—
Accrued interest payable	1,303	1,303	—	1,303	—
Short-term borrowings	10,000	10,136	—	10,136	—
Long-term borrowings	242,020	245,311	—	245,311	—
Correspondent interest rate swaps	3,009	3,009	—	3,009	—

	Carrying	Fair
December 31, 2019	Value	Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$325,957	$325,957	$325,957	$—	$—
Time deposits in other banks	490	490	—	490	—
Available for sale securities	96,937	96,937	—	96,937	—
FHLB and other bank stock	8,310	8,310	—	8,310	—
Loans, net	1,760,445	1,758,511	—	—	1,758,511
Loans held for sale	3,989	4,307	—	4,307	—
Accrued interest receivable	6,507	6,507	—	6,507	—
Bank-owned life insurance	15,610	15,610	—	15,610	—
SBA servicing rights	3,355	3,355	—	—	3,355
Financial Liabilities:
Deposits	$1,928,126	$1,855,491	$—	$1,855,491	$—
Accrued interest payable	1,219	1,219	—	1,219	—
Short-term borrowings	—	—	—	—	—
Long-term borrowings	105,140	102,488	—	102,488	—

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at December 31, 2020 and December 31, 2019, include cash and cash equivalents, time deposits in other banks and accrued interest receivable and payable.

NOTE 21. DERIVATIVE FINANCIAL INSTRUMENTS

The Company offers a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. The changes in fair value is recognized in the income statement in other income and fees. The Company is required to hold cash as collateral for the swaps, total cash held as collateral for swaps was $2.6 million at December 31, 2020.

At December 31, 2020 interest rate swaps related to the Company’s loan hedging program that were outstanding is presented in the following table:

December 31, 2020
(Dollars in thousands)
Interest rate swaps on loans with customers
Notional amount	$85,696
Weighted average remaining term (years)	4.58
Receive fixed rate (weighted average)	4.23%
Pay variable rate (weighted average)	4.52%
Estimated fair value	$3,009

December 31, 2020
(Dollars in thousands)
Interest rate swaps on loans with correspondents
Notional amount	$85,696
Weighted average remaining term (years)	4.58
Pay fixed rate (weighted average)	4.52%
Receive variable rate (weighted average)	4.23%
Estimated fair value	$3,009

Interest rate swaps with correspondents are subject to a master netting agreement. The Company has elected to net interest rate swap positions on the consolidated balance sheet; however, at December 31, 2020 the amount recorded on the consolidated balance sheet in other liabilities was not netted given that all agreements were in a liability position.

NOTE 22. SUBSEQUENT EVENTS

         On January 8, 2021, we completed the previously announced sale of our Jacksboro branch location to First State Bank of Graham, Texas (the “Jacksboro branch sale”). The Jacksboro branch sale resulted in the sale of loans of approximately $3.5 million, deposits of approximately $5.1 million, and the real property of $1.5 million on which the branch was located. This sale resulted in net cash received of $60 thousand and a gain on sale of approximately $230 thousand.

NOTE 23. QUARTERLY FINANCIAL DATA (UNAUDITED)

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

	For the Quarters Ended December 31, 2020
	Q4	Q3	Q2	Q1
	(Dollars in thousands)
Selected income statement data:
Interest income	$33,697	$30,481	$30,554	$28,813
Interest expense	3,825	4,267	4,503	5,015
Net interest income	29,872	26,214	26,051	23,798
Provision for loan losses	4,417	2,831	2,838	1,171
Net interest income after provision for loan losses	25,455	23,383	23,213	22,627
Noninterest income	8,780	4,819	2,565	2,712
Noninterest expense	18,427	19,293	16,104	20,960
Income before income tax expense	15,808	8,909	9,674	4,379
Income tax expense	3,353	1,821	1,980	305
Net income	$12,455	$7,088	$7,694	$4,074
Earnings per share:
Basic	$0.73	$0.41	$0.44	$0.22
Diluted	$0.72	$0.41	$0.44	$0.22

	For the Quarters Ended December 31, 2019
	Q4	Q3	Q2	Q1
	(Dollars in thousands)
Selected income statement data:
Interest income	$27,075	$25,001	$24,300	$18,884
Interest expense	4,850	4,522	4,549	3,449
Net interest income	22,225	20,479	19,751	15,435
Provision for loan losses	775	900	332	849
Net interest income after provision for loan losses	21,450	19,579	19,419	14,586
Noninterest income	5,054	2,681	3,775	3,057
Noninterest expense	18,659	15,556	15,825	13,004
Income before income tax expense	7,845	6,704	7,369	4,639
Income tax expense	1,676	1,374	1,542	829
Net income	$6,169	$5,330	$5,827	$3,810
Earnings per share:
Basic	$0.35	$0.35	$0.42	$0.31
Diluted	$0.35	$0.34	$0.41	$0.30

The increase in non-interest income during the third and fourth quarters was due to the recognition of deferred loan origination fees, net of deferred loan origination costs associated with PPP loans. At the time of loan forgiveness all deferred fees, net of costs are recognized immediately. Additionally, the gain on sale of Main Street Lending Program loans increased non-interest income during the fourth quarter by $3.7 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s President and Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2020. Based on this evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified during the fourth quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2020.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the Company’s system of internal control over financial reporting as of December 31, 2020, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

Based on this assessment, management concludes that, as of December 31, 2020, the Company’s system of internal control over financial reporting is effective.

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

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end (the “Proxy Statement”).

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

10.16	Form of Employee Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 3, 2019) (File No. 001-38484).

10.17

Registration Rights Agreement, dated as of July 24, 2019, by and between Spirit of Texas Bancshares, Inc. and Kidd Partners, Ltd. (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on July 24, 2019 (File No. 001-38484)).

10.18

Underwriting Agreement, dated July 25, 2019, by and between Spirit of Texas Bancshares, Inc., Spirit of Texas Bank, SSB, and Stephens Inc. and Keefe, Bruyette & Woods, Inc. (incorporated herein by reference to Exhibit 1.1 to Current Report on Form 8-K filed with the SEC on July 25, 2019 (File No. 001-38484)).

10.19

Form of Subordinated Note Purchase Agreement, dated as of July 24, 2020, by and between Spirit of Texas Bancshares, Inc. and each of the Purchasers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2020 (File No. 001-38484) (certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however the Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules so furnished).

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

Spirit of Texas Bancshares, Inc.

Date: March 5, 2021	By:	/s/ Dean O. Bass
Dean O. Bass
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 5, 2021	By:	/s/ Allison S. Johnson
Allison S. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dean O. Bass	Chairman and Chief Executive Officer (Principal Executive Officer)	March 5, 2021
Dean O. Bass

/s/ David M. McGuire	President and Director	March 5, 2021
David M. McGuire

/s/ Allison S. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 5, 2021
Allison S. Johnson

/s/ Robert S. Beall	Director	March 5, 2021
Robert S. Beall

/s/ Nelda Luce Blair	Director	March 5, 2021
Nelda Luce Blair

/s/ Thomas Jones, Jr.	Director	March 5, 2021
Thomas Jones, Jr.

/s/ Allen C. Jones, IV	Director	March 5, 2021
Allen C. Jones, IV

/s/ Steven Gregory Kidd	Director	March 5, 2021
Steven Gregory Kidd

/s/ Steven M. Morris	Director	March 5, 2021
Steven M. Morris

/s/ Leo T. Metcalf, III	Director	March 5, 2021
Leo T. Metcalf, III

/s/ William K. Nix	Director	March 5, 2021
William K. Nix

/s/ Akash J. Patel	Director	March 5, 2021
Akash J. Patel

/s/ H. D. Patel	Director	March 5, 2021
H. D. Patel

/s/ Thomas C. Sooy	Director	March 5, 2021
Thomas C. Sooy