Form 10-Q
period 2021-03-31
Spirit of Texas Bancshares, Inc.
filed 2021-04-30
CIK 1499453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 26, 2021, the registrant had 17,145,575 shares of common stock, no par value, outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2021	December 31, 2020
Assets:
Cash and due from banks	$28,879	$31,396
Interest-bearing deposits in other banks	40,687	231,638
Total cash and cash equivalents	69,566	263,034
Investment securities:
Available for sale securities, at fair value	442,576	212,420
Equity investments, at fair value	23,741	24,000
Total investment securities	466,317	236,420
Loans held for sale	1,192	1,470
Loans:
Loans held for investment	2,430,594	2,388,532
Less: allowance for loan and lease losses	(16,314)	(16,026)
Loans, net	2,414,280	2,372,506
Premises and equipment, net	81,379	83,348
Accrued interest receivable	10,588	11,199
Other real estate owned and repossessed assets	-	133
Goodwill	77,681	77,681
Core deposit intangible	6,995	7,818
SBA servicing asset	2,821	2,953
Deferred tax asset, net	2,213	1,085
Bank-owned life insurance	16,057	15,969
Federal Home Loan Bank and other bank stock, at cost	5,727	5,718
Right of use asset	6,058	—
Other assets	9,338	5,425
Total assets	$3,170,212	$3,084,759
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$800,233	$727,543
Interest-bearing	1,149,781	1,092,934
Total transaction accounts	1,950,014	1,820,477
Time deposits	647,536	638,658
Total deposits	2,597,550	2,459,135
Accrued interest payable	1,160	1,303
Short-term borrowings	—	10,000
Long-term borrowings	191,686	242,020
Operating lease liability	6,231	—
Other liabilities	7,827	11,522
Total liabilities	2,804,454	2,723,980
Commitments and contingencies (Note 14)
Stockholders' Equity:
Common stock, no par value; 50 million shares authorized; 18,442,821 and 18,329,593 shares issued; 17,136,553 and 17,081,831 shares outstanding	300,591	298,850
Retained earnings	85,246	76,683
Accumulated other comprehensive income (loss)	(3,224)	1,005
Treasury stock, 1,306,268 and 1,247,762 shares repurchased	(16,855)	(15,759)
Total stockholders' equity	365,758	360,779
Total liabilities and stockholders' equity	$3,170,212	$3,084,759

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Interest income:
Interest and fees on loans	$29,829	$27,409
Interest and dividends on investment securities	1,115	504
Other interest income	225	900
Total interest income	31,169	28,813
Interest expense:
Interest on deposits	2,327	4,507
Interest on FHLB advances and other borrowings	1,003	508
Total interest expense	3,330	5,015
Net interest income	27,839	23,798
Provision for loan losses	1,086	1,171
Net interest income after provision for loan losses	26,753	22,627
Noninterest income:
Service charges and fees	1,434	1,311
SBA loan servicing fees	324	10
Mortgage referral fees	274	202
Swap referral fees	430	580
Gain on sales of loans, net	254	464
Gain on sales of investment securities	5	—
Other noninterest (loss) income	(102)	145
Total noninterest income	2,619	2,712
Noninterest expense:
Salaries and employee benefits	9,220	11,789
Occupancy and equipment expenses	2,662	2,315
Professional services	524	895
Data processing and network	1,229	743
Regulatory assessments and insurance	535	402
Amortization of intangibles	823	946
Advertising	78	153
Marketing	93	160
Telephone expense	499	407
Conversion expense	-	1,477
Other operating expenses	971	1,673
Total noninterest expense	16,634	20,960
Income before income tax expense	12,738	4,379
Income tax expense	2,652	305
Net income	$10,086	$4,074
Earnings per common share:
Basic	$0.59	$0.22
Diluted	$0.58	$0.22
Weighted average common shares outstanding:
Basic	17,103,981	18,184,110
Diluted	17,518,029	18,441,977

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$10,086	$4,074
Other comprehensive (loss) income:
Unrealized net holding gains (losses) on investment securities available for sale, net of (tax) and benefit of $1,460 and $(17), respectively	(5,490)	65
Reclassification adjustment for realized (gains) losses on investment securities available for sale included in net income, net of taxes of $1 and $0, respectively	(4)	—
Change in accumulated gain on effective cash flow hedge derivatives, net of tax of $(336)	1,265	—
Total other comprehensive (loss) income	(4,229)	65
Total comprehensive income	$5,857	$4,139

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(Dollars in thousands)

	Shares of Common	Common	Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Stock	Earnings	Stock	Income	Equity
Three Months Ended March 31,
Balance as of January 1, 2020	18,258,222	$297,188	$48,139	$(289)	$667	$345,705
Net income	—	—	4,074	—	—	4,074
Exercise of stock options and warrants	32,000	401	—	—	—	401
Stock-based compensation	—	377	—	—	—	377
Treasury stock purchases	(321,210)		—	(4,805)		(4,805)
Other comprehensive income	—	—	—	—	65	65
Balance as of March 31, 2020	17,969,012	297,966	52,213	(5,094)	732	$345,817

Balance as of January 1, 2021	17,081,831	$298,850	$76,683	$(15,759)	$1,005	$360,779
Net income	—	—	10,086	—	—	10,086
Common stock dividends declared ($0.09 per share)	—	—	(1,523)	—	—	(1,523)
Exercise of stock options and warrants	113,228	1,534	—	—	—	1,534
Stock-based compensation	—	207	—	—	—	207
Treasury stock purchases	(58,506)	—	—	(1,096)	—	(1,096)
Other comprehensive loss	—	—	—	—	(4,229)	(4,229)
Balance as of March 31, 2021	17,136,553	$300,591	$85,246	$(16,855)	$(3,224)	$365,758

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income	$10,086	$4,074
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,086	1,171
Depreciation and amortization	1,108	1,104
Net amortization (accretion) of premium (discount) on investment securities	532	(86)
Amortization of core deposit intangible	823	946
Accretion of discount on retained SBA loans	(243)	(333)
Deferred tax expense	214	1,017
Originations of loans held for sale	(1,729)	(9,380)
Proceeds from loans held for sale	2,209	6,109
Net gains on sale of loans held for sale	(155)	(464)
Gain on sale of investment securities	(5)	—
Loss on sale of other real estate owned	3	-
Fair value adjustment on SBA servicing asset	170	405
Stock-based compensation	207	377
Increase in cash surrender value of BOLI	(88)	(89)
Net change in operating assets and liabilities:
Net change in accrued interest receivable	595	(94)
Net change in accrued interest payable	(140)	(40)
Net change in other assets	(1,610)	(30)
Net change in other liabilities	(2,139)	(286)
Net cash provided by operating activities	10,924	4,401
Cash Flows From Investing Activities:
Purchases of investment securities available for sale	(754,235)	—
Sales of investment securities available for sale	6,918	—
Paydown and maturities of investment securities available for sale	509,721	2,386
Purchase of FHLB and other bank stock	(9)	(46)
Sale of FHLB and other bank stock	-	2,696
Proceeds from the sale of loans held for investment	45,193	50,208
Net change in loans	(91,357)	(39,375)
Proceeds from the sale of other real estate owned	130	-
Purchase of premises and equipment	(1,171)	(2,353)
Net cash received from branch sale	60	-
Net cash (paid) in business combination	-	(129,461)
Net cash (used in) investing activities	(284,750)	(115,945)
Cash Flows From Financing Activities:
Net change in deposits	143,372	9,508
Proceeds from long-term borrowings	-	10,950
Repayment of long-term borrowings	(50,339)	(11,654)
Proceeds from short-term borrowings	—	10,000
Repayment of short-term borrowings	(10,000)	—
Net change in secured borrowings	(34)	(1,160)
Common stock dividends	(3,079)	—
Purchase of treasury stock	(1,096)	(4,805)
Exercise of stock options and warrants	1,534	401
Net cash provided by financing activities	80,358	13,240
Net Change in Cash and Cash Equivalents	(193,468)	(98,304)
Cash and Cash Equivalents at Beginning of Period	263,034	325,957
Cash and Cash Equivalents at End of Period	$69,566	$227,653
Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,473	$5,016
Income taxes paid	5,100	—
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$-	$78
Fair value of assets acquired in business combination, excluding cash	-	270,873
Goodwill recorded	-	12,499
Liabilities assumed in business combination	-	139,721

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Spirit of Texas Bancshares, Inc. (“Spirit” or the “Company”) is a Texas corporation and registered bank holding company headquartered in Conroe, Texas that provides, through its bank subsidiary, Spirit of Texas Bank SSB (the “Bank”), a variety of financial services to individuals and corporate customers that are largely located or conducting business in Texas, and which operate in primarily agricultural, light industrial and commercial areas.

Risks and Uncertainties

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since spread worldwide. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The ongoing COVID-19 pandemic has severely impacted the level of economic activity in the local, national and global economies and financial markets. During the first and second quarters of 2020, many businesses in Texas and throughout the United States were temporarily closed due to social distancing and/or shelter in place orders. As of March 31, 2021, businesses in Texas have been allowed to re-open; however, the Company and its customers continue to be adversely affected by the COVID-19 pandemic. The extent to which the COVID-19 pandemic negatively impacts the Company's business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, is unknown at this time and will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic is sustained, it may further adversely impact the Company and impair the ability of the Company's customers to fulfill their contractual obligations to the Company. This could materially and adversely affect the Company’s business operations, asset valuations, financial condition, and results of operations. For additional risks related to the COVID-19 pandemic, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and the Company’s other filings with the Securities and Exchange Commission (the “SEC”).

In response to the pandemic, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). This legislation aims to provide relief for individuals and businesses that have been negatively impacted by the coronavirus pandemic. Section 4013 of the CARES Act provides financial institutions the opportunity to opt out of applying the “troubled debt restructuring” (“TDR”) accounting guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) 60 days after the end of the national emergency proclamation or ii) December 31, 2020. Section 541 of the Consolidated Appropriations Act, 2021, amended Section 4013 of the CARES Act to extend this relief to the earlier of i) 60 days after the end of the national emergency proclamation or ii) January 1, 2022. A financial institution may elect to suspend U.S. generally accepted accounting principles (“GAAP”) only for a loan that was not more than 30 days past due as of December 31, 2019. The Bank adopted this provision.

Additionally, the CARES Act contained provisions that impact federal income taxes including but not limited to an extension to pay and file federal tax returns, bonus depreciation on qualified improvement property and the ability to carry back certain net operating losses to a prior year.  The Bank utilized the filing and payment extension and net operating loss carryback provisions.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Company follows conform, in all material respects, to GAAP and to general practices with the financial services industry.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Recently Issued Accounting Pronouncements

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

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU No. 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  The amendments of ASU 2016-02 are effective for public entities for interim and annual periods beginning after December 15, 2018 and for other entities for periods beginning after December 15, 2019.  The adoption of this ASU will result in an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee.  Under current accounting standards, all of the Company's leases are classified as operating leases and, as such, are not recognized on the Company's Consolidated Balance Sheet.  Additionally, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases, Targeted Improvements. The amendments in these updates provide additional clarification and implementation guidance on certain aspects of ASU 2016-02 and have the same effective and transition requirements as ASU 2016-02. Specifically, ASU 2018-11 creates an additional transition method option allowing entities to record a cumulative effect adjustment to opening retained earnings in the year of adoption.  In December 2018, the FASB further issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors.  The amendments in this update permits lessors to make an accounting policy election to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs and instead account for the costs as if they were lessee costs.  Additionally, the amendment requires lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments.  In March 2019, the FASB also issued ASU 2019-01, Leases (Topic 842) Codification Improvements, to further clarify certain identified issues regarding implementation of ASU 2016-02.  Specifically, the amendments in ASU 2019-01 clarify the determination of fair value of underlying assets by lessors that are not manufacturers or dealers, the cash flow presentation of sales-type or direct financing leases, and transition disclosures for interim periods.  Issued in November 2019, ASU 2019-10, “Financial Instruments-Credit Losses, Derivatives and Hedging, and Leases” alters the effective date of ASU 2016-02 for private companies.  Under the provisions of ASU 2019-10, ASU 2016-02 is now effective for fiscal years beginning after December 15, 2020 including interim periods within those years for non-public business entities.  Management adopted these ASUs using the private company effective date of January 1, 2021 using the modified retrospective approach. The Company did not utilize any optional practical expedients in conjunction with adoption. At January 1, 2021, the Company recorded a lease liability of $6.6 million and a right of use asset of $6.4 million.  See Note 8 for additional discussion.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Non-Interest Income
In-scope of Topic 606
Deposit accounts core service charges	$357	$211
Deposit account transaction based fee income	1,077	1,100
Swap referral fees	430	580
Mortgage referral fees	274	202
Non-Interest Income (in-scope of Topic 606)	2,138	2,093
Non-Interest Income (out-of-scope of Topic 606)	481	619
Total Non-Interest Income	$2,619	$2,712

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. The Company did not have any significant contract balances at March 31, 2021 or December 31, 2020.

Contract Acquisition Costs

In connection with the adoption of FASB ASC Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not capitalized any contract acquisition costs for the three months ending March 31, 2021 or 2020.

NOTE 3. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized	Unrealized		Fair
March 31, 2021	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$-	$-	—	$-
State and municipal obligations	34,541	71	203	34,409
Residential mortgage-backed securities	370,937	5	6,233	364,709
Corporate Bonds	42,745	848	135	43,458
Total available for sale	$448,223	$924	$6,571	$442,576

	Amortized	Unrealized		Fair
December 31, 2020	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
State and municipal obligations	$36,258	$927	$-	$37,185
Residential mortgage-backed securities	132,130	278	267	132,142
Corporate bonds and other debt securities	42,768	433	109	43,093
Total available for sale	$211,156	$1,638	$376	$212,420

Taxable interest and dividends on investment securities were $957 thousand and $465 thousand for the three months ended March 31, 2021 and 2020, respectively. Tax-exempt interest and dividends on investment securities were $158 thousand and $39 thousand for the three months ended March 31, 2021 and 2020, respectively.

There were $138.6 million and $91.5 million of securities pledged to collateralize public funds at March 31, 2021 and December 31, 2020, respectively.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows for the period presented:

	Amortized	Fair
March 31, 2021	Cost	Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$317	$318
Due after one year through five years	9,471	9,555
Due after five years through ten years	31,021	31,687
Due after ten years	36,477	36,307
Residential mortgage-backed securities	370,937	364,709
Total available for sale	$448,223	$442,576

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
March 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
State and municipal obligations	20,837	203	—	—	20,837	203
Residential mortgage-backed securities	332,775	6,233	—	—	332,775	6,233
Corporate Bonds	3,637	135	—	—	3,637	135
Total available for sale	$357,249	$6,571	$—	$—	$357,249	$6,571

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$—	$—	$—	$—	$-	$-
State and municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	53,598	267	—	—	53,598	267
Corporate bonds and other debt securities	17,087	109	—	—	17,087	109
Total available for sale	$70,685	$376	$-	$-	$70,685	$376

At March 31, 2021, the Company’s securities portfolio consisted of 108 securities, 74 of which were in an unrealized loss position. None of the 74 securities in an unrealized loss position at March 31, 2021 were in an unrealized loss position for more than 12 months.

The Company monitors its investment securities for other-than-temporary-impairment (“OTTI”). Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at March 31, 2021. The following describes the basis under which the Company has evaluated OTTI:

U.S. Treasury Securities, and Residential Mortgage-Backed Securities (“MBS”):

The unrealized losses associated with U.S. Treasury securities, and residential MBS are primarily driven by changes in interest rates. These securities have either an explicit or implicit U.S. government guarantee. At March 31, 2021, the unrealized losses for these securities resulted primarily from changes in interest rates and spreads.

Sales proceeds from the sale of available for sale securities for the three months ended March 31, 2021 were $6.9 million, which resulted in gross realized gains of $5 thousand.  There were no securities sold for the three months ended March 31, 2020.

Equity Investments:

Equity investments at fair value consist of an investment in the CCM Community Impact Bond Fund. At March 31, 2021 and December 31, 2020, the fair value of equity securities totaled $23.7 million and $24.0 million, respectively. Subsequent changes in fair value are recognized in other noninterest income.  For the three months ended March 31, 2021 a loss of $400 thousand was included in other noninterest income. There were no fair value changes for the three months ended March 31, 2020.

NOTE 4. LOANS

Total loans held in portfolio consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Acquired Loans (1)	Organic Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial loans (2)	$51,240	$648,656	$699,896
Real estate:
1-4 single family residential loans	87,876	261,032	348,908
Construction, land and development	59,458	285,099	344,557
Commercial real estate loans (including multifamily)	343,979	620,363	964,342
Consumer loans and leases	2,370	7,249	9,619
Municipal and other loans	5,170	58,102	63,272
Total loans held in portfolio (3)	$550,093	$1,880,501	$2,430,594

	December 31, 2020
	Acquired Loans (1)	Organic Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial loans (2)	$53,857	$521,129	$574,986
Real estate:
1-4 single family residential loans	93,840	270,299	364,139
Construction, land and development	131,734	283,754	415,488
Commercial real estate loans (including multifamily)	333,489	623,254	956,743
Consumer loans and leases	3,088	8,650	11,738
Municipal and other loans	6,103	59,335	65,438
Total loans held in portfolio (3)	$622,111	$1,766,421	$2,388,532

(1)

Acquired loans include loans acquired in the acquisitions of Comanche, National Corporation, First Beeville Financial Corporation, and Chandler Bancorp, Inc. and its subsidiary, Citizens State Bank (together, “Citizens”), and the Simmons Bank branch acquisition.  All loans originated after acquisition close date are included in organic loans.

(2)	Organic loans balance includes $67.4 million and $70.8 million of the unguaranteed portion of SBA loans as of March 31, 2021 and December 31, 2020, respectively.
(3)	Organic loans balance includes $(11.9) million and $(8.2) million of deferred fees, cost, premium and discount as of March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 and December 31, 2020, the Company had pledged loans as collateral for Federal Home Loan Bank (“FHLB”) advances of $971.5 million and $927.3 million, respectively. Additionally, at March 31, 2021 and December 31, 2020, the Company had pledged loans as collateral associated with the Paycheck Protection Program Liquidity Facility (“PPPLF”) of $100.1 million and $149.8 million, respectively.   There were no recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2021 and December 31, 2020.

The Company originates and sells loans secured by the SBA. The Company retains the unguaranteed portion of the loan and servicing on the loans sold and receives a fee based upon the principal balance outstanding. During the three months ended March 31, 2021 and 2020, the Company sold approximately $2.0 million and $5.6 million, respectively, in SBA loans to third parties. The loan sales resulted in realized gains of $155 thousand and $464 thousand for the three months ended March 31, 2021 and 2020, respectively.

During the fourth quarter of 2020 and continuing into the first quarter of 2021, we originated loans to qualified mid-sized businesses under the Main Street Lending Program administered by the Federal Reserve Bank of Boston special purpose vehicle.  Under the terms of the program 95 percent of the loan balance is purchased by the Federal Reserve Bank of Boston special purpose vehicle one day following origination.  During the three months ended March 31, 2021, the Company sold approximately $10.5 million of loans to the Federal Reserve Bank of Boston special purpose vehicle.  The loan sales resulted in realized gains of $99 thousand for the three months ended March 31, 2021.  At March 31, 2021 and December 31, 2020, the unpaid principal balance of loans serviced for others related to the Main Street Lending Program was $410.8 million and $400.3 million, respectively.

In April 2020, we began originating loans to qualified small businesses under the Paycheck Protection Program (the “PPP”) administered by the SBA under the provisions of the CARES Act. Total PPP loans originated by the Bank as of March 31, 2021 were $366.5 million and are included in the commercial and industrial segment of our loan portfolio. These loans are fully guaranteed by the SBA, carry a contractual term of two to five years and an interest rate of 1.00%. In conjunction with originating PPP loans, the Company has $6.7 million of deferred origination fees, net of costs at March 31, 2021 which will be recognized over the 2.3 year weighted average life of the loans or at the date of forgiveness if earlier.  In conjunction with the PPP, we are also currently participating in the PPPLF which extends loans to banks who are loaning money to small businesses under the PPP. The amount of borrowings under the PPPLF as of March 31, 2021 was $100.1 million and is non-recourse and secured by the amount of the PPP loans we originate. The maturity date of a borrowing under the PPPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF are included in long-term liabilities on the consolidated balance sheet and bear interest at a rate of 0.35%. Additionally, a bank may exclude all PPP loans pledged as collateral to the PPPLF from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPPLF will be included.

Due to the rights retained on certain loan participations sold, the Company is deemed to have retained effective control over these loans under ASC 860, “Transfers and Servicing.” These loans can no longer be reported as sold, and must be reported on the balance sheet as loans held for investment regardless of whether the Company intends to exercise its rights. These loans are reported as loans held for investment with the offsetting liability recorded as long-term borrowings. The amount of secured borrowings included in loans held for investment and long-term borrowings at March 31, 2021 and December 31, 2020 was $4.0 million.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of loans serviced for others, including SBA loans, were $186.4 million and $193.3 million at March 31, 2021 and December 31, 2020, respectively.

In the ordinary course of business, the Company makes loans to executive officers and directors. Loans to these related parties, including companies in which they are principal owners, are as follows for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Principal outstanding, beginning of year	$7,581	$6,005
Additions (reductions) of affiliations	—	—
New loans made in current year	972	1,719
Repayments	(1,775)	(277)
Principal outstanding, end of year	$6,778	$7,447

There were $2.0 million in unfunded commitments to related parties at March 31, 2021. There were $1.8 million in unfunded commitments to related parties at December 31, 2020.

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

At March 31, 2021, purchased credit impaired loans totalled $694 thousand and the Company believes that all contractual principal and interest will be received.  Purchased credit impaired loans are not included in the impaired loans disclosure within this Note.

At March 31, 2021 no provision for loan losses has been recorded for PPP loans.  These loans are fully guaranteed by the SBA and therefore carry a zero percent reserve.  PPP loans also carry a put-back provision in the event that a PPP loan is fraudulently originated and the Bank is at fault.  Management does not deem a put-back reserve necessary at this time.

The following tables present information related to allowance for loan and lease losses for the periods presented:

	Allowance Rollforward
Three Months Ended March 31, 2021	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$9,086	$(807)	$15	$1,388	$9,682
Real estate:
1-4 single family residential loans	147	—	—	(63)	84
Construction, land and development loans	1,744	—	—	142	1,886
Commercial real estate loans (including multifamily)	4,843	—	—	(387)	4,456
Consumer loans and leases	145	(20)	12	(24)	113
Municipal and other loans	61	—	2	30	93
Ending allowance balance	$16,026	$(827)	$29	$1,086	$16,314

	Allowance Rollforward
Three Months Ended March 31, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,078	$(254)	$4	$656	$4,484
Real estate:
1-4 single family residential loans	31	—	—	4	35
Construction, land and development loans	1,055	—	—	238	1,293
Commercial real estate loans (including multifamily)	1,451	—	—	298	1,749
Consumer loans and leases	68	(52)	12	23	51
Municipal and other loans	54	—	2	(48)	8
Ending allowance balance	$6,737	$(306)	$18	$1,171	$7,620

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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment for the periods presented:

	Accruing
March 31, 2021	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$693,533	$374	$—	$—	$5,989	$699,896
Real estate:
1-4 single family residential loans	346,360	1,459	250	—	839	348,908
Construction, land and development	344,204	—	—	136	217	344,557
Commercial real estate loans (including multifamily)	960,352	1,276	136	—	2,578	964,342
Consumer loans and leases	9,459	53	—	—	107	9,619
Municipal and other loans	63,254	—	—	—	18	63,272
Total loans	$2,417,162	$3,162	$386	$136	$9,748	$2,430,594

	Accruing
December 31, 2020	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$567,491	$2,295	$271	$-	$4,929	$574,986
Real estate:
1-4 single family residential loans	362,505	99	28	—	1,507	364,139
Construction, land and development	415,135	136	—	—	217	415,488
Commercial real estate loans (including multifamily)	953,823	1,084	—	—	1,836	956,743
Consumer loans and leases	11,618	8	4	—	108	11,738
Municipal and other loans	65,416	—	22	—	—	65,438
Total loans	$2,375,988	$3,622	$325	$-	$8,597	$2,388,532

There was one loan  90 days or more past due and still accruing at March 31, 2021 with a recorded investment of $136 thousand.  There were no loans 90 days or more past due and still accruing at December 31, 2020. All loans with active deferral periods related to the COVID-19 pandemic are excluded from nonaccrual and days past due reporting.

At March 31, 2021, non-accrual loans that were 30 to 59 days past due equaled $842 thousand, non-accrual loans that were 60 to 89 days past due equaled $116 thousand and non-accrual loans that were 90 days or more past due equaled $5.1 million. At December 31, 2020, non-accrual loans that were 30 to 59 days past due were $930 thousand, non-accrual loans that were 60 to 89 days past due equaled $545 thousand, and non-accrual loans that were 90 days or more past due equaled $2.2 million.

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

The following tables summarize the Company’s loans by key indicators of credit quality for the periods presented:

March 31, 2021	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$681,046	$2,167	$16,581	$102
Real estate:
1-4 single family residential loans	346,298	479	2,131	—
Construction, land and development	336,232	7,232	1,093	—
Commercial real estate loans (including multifamily)	915,581	36,046	12,715	—
Consumer loans and leases	9,512	—	103	4
Municipal and other loans	59,162	4,012	98	—
Total loans	$2,347,831	$49,936	$32,721	$106

December 31, 2020	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$554,685	$1,332	$18,723	$246
Real estate:
1-4 single family residential loans	360,337	-	3,802	—
Construction, land and development	411,151	4,120	217	—
Commercial real estate loans (including multifamily)	935,865	10,913	9,965	—
Consumer loans and leases	11,626	—	112	—
Municipal and other loans	62,273	3,085	80	—
Total loans	$2,335,937	$19,450	$32,899	$246

Internal risk ratings and other credit metrics are key factors in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan and lease losses.

The following tables show the Company’s investment in loans disaggregated based on the method of evaluating impairment for the periods presented:

	Loans - Recorded Investment		Allowance for Credit Loss
March 31, 2021	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$6,033	$693,863	$4,712	$4,970
Real estate:
1-4 single family residential loans	965	347,943	1	83
Construction, land and development	217	344,340	—	1,886
Commercial real estate loans (including multifamily)	2,578	961,764	770	3,686
Consumer loans and leases	107	9,512	107	6
Municipal and other loans	70	63,202	52	41
Total loans	$9,970	$2,420,624	$5,642	$10,672

	Loans - Recorded Investment		Allowance for Credit Loss
December 31, 2020	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$4,978	$570,008	$3,488	$5,598
Real estate:
1-4 single family residential loans	1,637	362,502	1	146
Construction, land and development	217	415,271	—	1,744
Commercial real estate loans (including multifamily)	1,837	954,906	500	4,343
Consumer loans and leases	108	11,630	90	55
Municipal and other loans	52	65,386	—	61
Total loans	$8,829	$2,379,703	$4,079	$11,947

The following tables set forth certain information regarding the Company’s impaired loans that were evaluated for specific reserves for the periods presented:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
March 31, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$5,089	$5,127	$4,712	$944	$980
Real estate:
1-4 single family residential loans	4	4	1	961	956
Construction, land and development	—	—	—	217	215
Commercial real estate loans (including multifamily)	1,284	1,274	770	1,294	1,294
Consumer loans and leases	107	107	107	—	—
Municipal and other loans	52	52	52	18	17
Total loans	$6,536	$6,564	$5,642	$3,434	$3,462

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,407	$4,453	$3,488	$566	$571
Real estate:
1-4 single family residential loans	5	5	1	1,632	1,612
Construction, land and development	—	—	—	217	215
Commercial real estate loans (including multifamily)	1,308	1,281	500	528	528
Consumer loans and leases	90	90	90	24	28
Municipal and other loans	—	—	—	52	52
Total loans	$5,810	$5,829	$4,079	$3,019	$3,006

	Three Months Ended March 31,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial loans	$6,700	$1	$5,247	$—
Real estate:
1-4 single family residential loans	967	1	2,102	—
Construction, land and development	217	—	216	—
Commercial real estate loans (including multifamily)	2,574	—	2,270	—
Consumer loans and leases	105	—	39	—
Municipal and other loans	72	—	—	—
Total loans	$10,635	$2	$9,874	$—

Troubled Debt Restructurings:

The following table provides a summary of troubled debt restructurings (“TDRs”) based upon delinquency status, all of which are considered impaired, for the periods presented:

	March 31, 2021		December 31, 2020
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial loans	2	$46	2	$49
Real estate:
1-4 single family residential loans	3	126	3	130
Construction, land and development	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—
Consumer loans and leases	—	—	—	—
Municipal and other loans	1	52	1	52
Total performing TDRs	6	224	6	231
Nonperforming TDRs	7	435	14	652
Total TDRs	13	$659	20	$883
Allowance attributable to TDRs		$419		$421

The following table summarizes TDRs, and includes newly designated TDRs as well as modifications made to existing TDRs, for the periods presented. Modifications may include, but are not limited to, granting a material extension of time, entering into a forbearance agreement, adjusting the interest rate, accepting interest only payments for an extended period of time, a change in the amortization period or a combination of any of these. Post-modification balances represent the recorded investment at the end of Day 2 in which the modification was made.

The CARES Act includes a provision for the Company to opt out of applying the TDR accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. Loans with an unpaid principal balance of $11.6 million remained in active deferral periods at March 31, 2021.

	Three Months Ended March 31,
	2021				2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
	(Dollars in thousands)
Commercial and industrial loans	—	$—	$—	$—	4	$168	$168	$56
Real estate:
1-4 single family residential loans	—	—	—	—	—	—	—	—
Construction, land and development	—	—	—	—	—	—	—	—
Commercial real estate loans (including multifamily)	2	321	321	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—
Municipal and other loans	—	—	—	—	—	—	—	—

There have been no defaults of troubled debt restructurings that took place within the three months ended March 31, 2021 and 2020.

NOTE 6. GOODWILL AND INTANGIBLES

Goodwill and other intangible assets, which consist of core deposit intangibles, are summarized as follows:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
	(Dollars in thousands)
Beginning goodwill	$77,681	$68,503
Arising from business combination	—	11,456
Measurement Period Adjustments	—	(2,278)
Ending goodwill	$77,681	$77,681

Core deposit intangible	19,722	19,722
Arising from business combination	—	—
Less: Accumulated amortization	(12,727)	(11,904)
Core deposit intangible, net	$6,995	$7,818

Amortization expense for core deposit intangibles for the three months ended March 31, 2021 and 2020 totaled $823 thousand and $946 thousand, respectively.

The estimated amount of amortization expense for core deposit intangibles to be recognized over the next five fiscal years is as follows:

Type of intangibles	Remainder of 2021	2022	2023	2024	2025	2026
	(Dollars in thousands)
Core deposit intangible	$2,271	$2,212	$1,495	$744	$200	$73

NOTE 7. SBA SERVICING ASSET

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

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of SBA loans serviced for others were $186.4 million and $193.3 million at March 31, 2021 and December 31, 2020, respectively. SBA loan servicing fees were $324 thousand and $10 thousand for the three months ended March 31, 2021 and 2020, respectively.

The risks inherent in the SBA servicing asset relate primarily to changes in prepayments that result from shifts in interest rates.  The following summarizes the activity pertaining to SBA servicing rights, which are in the consolidated balance sheets, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Beginning balance	$2,953	$3,355
Origination of servicing assets	38	105
Change in fair value:
Due to run-off	(135)	(140)
Due to market changes	(35)	(265)
Ending balance	$2,821	$3,055

NOTE 8. LEASES

ASU 2016-02, “Leases (Topic 842),” became effective for the Company on January 1, 2021. The Company adopted FASB ASC Topic 842 utilizing the modified retrospective transition approach prescribed by ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. The Company did not elect the package of practical expedients, which includes reassessing whether any expired or existing contracts are or contain leases, reassessing the lease classification and reassessing initial direct costs. Also, the Company did not elect to adopt the hindsight practical expedient therefore maintaining the lease terms previously determined under FASB ASC Topic 840, “Leases”. The Company accounts for lease and non-lease components separately where applicable as such amounts are readily determinable.

Once the Company identifies and determines certain contracts are leases according to FASB ASC Topic 842, the Company classifies it as an operating or a finance lease and recognizes a right-of-use (ROU) asset and a lease liability at the lease commencement date. The lease liability represents the present value of the lease payments that remain unpaid as of the commencement date and ROU is the initial lease liability recognized for the lease plus any lease payments made to the lessor at or before the commencement date as well as any initial direct costs less any lease incentives received.

The Company does not have any finance leases at March 31, 2021. The Company has operating leases for its office branches, operations offices, and certain equipment utilized at those properties.  Property leases typically have original lease terms ranging from 1 to 10 years, some of which may also include an option to extend the lease beyond the original lease term. The Company includes renewal and termination options within the lease term if deemed reasonably certain of exercise. The remainder of the lease portfolio is comprised of equipment leases that have remaining lease terms of 1 year to 3 years. Operating leases may vary in term and, from time to time, include incentives and/or rent escalations. Examples of these type of incentives may include periods of “free” rent and leasehold improvement incentives. The Company recognizes incentives on a straight-line basis over the lease term as a reduction or increase to rent expense, as applicable, within occupancy and equipment expenses in the consolidated statements of income. As of March 31, 2021, the Company’s operating lease ROU asset and operating lease liability totaled $6.1 million and $ 6.2 million, respectively. The Company’s leases typically have one or more renewal options included in the lease contract. Due to the nature of the Company’s leases, for leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain.

In order to calculate its ROU assets and lease liabilities, FASB AC Topic 842 requires the Company to use the rate of interest implicit in the lease when readily determinable. If the rate implicit in the lease is not readily determinable, the Company is required to use its incremental borrowing rate, which is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. The Company was unable to determine the implicit interest rate in any of the leases and therefore used its incremental borrowing rate.

The table below presents additional information related to the Company’s leases as of March 31, 2021:

March 31, 2021
Weighted-average remaining term (in years) - operating leases	4.37
Weighted-average discount rate - operating leases (1)	4.00%

(1) The incremental borrowing rate used to calculate the lease liability was determined based on facts and circumstances of the economic environment and the Company's credit standing as of the effective date of ASC 842. Additionally, the total lease term and total lease payments were also considered in determining the rate.

The Company’s leases have remaining lease terms of one to 10 years, with a weighted average lease term of 4.37 years at March 31, 2021.

The following is a schedule of the Company’s operating lease liabilities by contractual maturity as of March 31, 2021:

(Dollars in thousands)

2021 (excluding 3 months ended March 31, 2021)	1,645
2022	1,643
2023	1,009
2024	812
2025	625
Thereafter	883
Total Lease Payments	6,617
Less: Imputed Interest	386
Total present value of lease liabilities	6,231

Total operating lease costs of $821 thousand for the three months ended March 31, 2021, were included as part of occupancy and equipment expense.

The below table shows the supplemental cash flow information related to the Company’s operating leases for the three months ended March 31, 2021:

March 31, 2021
(Dollars in thousands)
Operating cash flows (fixed payments) included in occupancy and equipment expenses	$571
Operating cash flows (liability reduction) included in occupancy and equipment expenses	507

NOTE 9. DEPOSITS

The following table sets forth the Company’s deposits by category for the periods presented:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Noninterest-bearing demand deposits	$800,233	$727,543
Interest-bearing demand deposits	485,863	472,075
Interest-bearing NOW accounts	9,904	10,288
Savings and money market accounts	654,014	610,571
Time deposits	647,536	638,658
Total deposits	$2,597,550	$2,459,135
Time deposits $100,000 and greater	$503,736	$515,738
Time deposits $250,000 and greater	203,363	190,236
Related party deposits (executive officers and directors)	24,027	18,767

The aggregate amount of overdraft demand deposits reclassified to loans was $67 thousand and $88 thousand at March 31, 2021 and December 31, 2020, respectively. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totaled $542.5 million, $79.6 million, $12.2 million, $6.7 million and $6.6 million, respectively. The Company held no brokered certificates of deposit as of March 31, 2021 and December 31, 2020.

NOTE 10. FHLB AND OTHER BORROWINGS

The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. At March 31, 2021 and December 31, 2020, the Company had pledged loans as collateral for FHLB advances of $971.5 million and $927.3 million, respectively. At March 31, 2021, the Company had additional capacity to borrow from the FHLB of $668.8 million.

Short-term borrowings

Short-term FHLB borrowings: At March 31, 2021, the Company had no short-term FHLB borrowings. As of December 31, 2020, the Company had $10 million of short term FHLB borrowings with an average interest rate of 0.70%. All short-term FHLB borrowings outstanding at December 31, 2020 had fixed interest rates.

Long-term borrowings

Line of Credit: The Company entered into an unsecured line of credit with a third party lender in May 2017 which allowed it to borrow up to $20.0 million. The interest rate on the facility is LIBOR plus 4.00% per annum, and unpaid principal and interest is due at the stated maturity on May 12, 2022. The line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender.  During 2019, the line of credit was increased to a total borrowing capacity of $50.0 million.  There were no outstanding advances at March 31, 2021 or December 30, 2020.

Long-term FHLB borrowings:

Long-term borrowings from the FHLB outstanding for the periods presented are as follows:

		Range of	Weighted		Range of	Weighted
	March 31,	Contractual	Average	December 31,	Contractual	Average
	2021	Interest Rates	Interest Rate	2020	Interest Rates	Interest Rate
	(Dollars in thousands)
Repayable during the years ending December 31,
2021	8,502	1.48% - 2.99%	0.77%	8,636	1.48% - 2.99%	1.73%
2022	4,516	2.04% - 2.99%	1.56%	4,584	1.86% - 2.99%	2.23%
2023	6,315	2.31% - 2.99%	1.09%	6,489	1.86% - 2.99%	2.44%
2024	10,610	2.07% - 2.99%	1.56%	10,723	1.86% - 2.99%	2.62%
2025	2,614	1.86% - 2.99%	0.62%	2,649	1.86% - 2.99%	2.26%
2026-2032	18,744	2.10% - 2.99%	1.27%	18,809	2.10% - 2.99%	2.26%
Total long-term FHLB borrowings	$51,301			$51,890

For the three months ended March 31, 2021 and the year ended December 31, 2020, the Company maintained long-term borrowings with the FHLB averaging $60.9 million and $65.0 million, respectively, with an average cost of approximately 2.29%. Substantially all long-term FHLB borrowings outstanding at March 31, 2021 and December 31, 2020 had fixed interest rates.  At both March 31, 2021 and December 31, 2020, $16 million of FHLB borrowings outstanding were callable.

The Company maintained five, unsecured Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $105.0 million as of March 31, 2021. There were no advances under these lines of credit outstanding as of March 31, 2021.

Paycheck Protection Program Liquidity Facility: In conjunction with the PPP, we are also currently participating in the Federal Reserve's PPPLF which extends loans to banks that are loaning money to small businesses under the PPP. The amount outstanding at March 31, 2021 was $100.1 million and is non-recourse and secured by the amount of the PPP loans we originated. The maturity date of a borrowing under the PPPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF are included in long-term liabilities on the Company’s consolidated balance sheet and bear interest at a rate of 0.35%.

Subordinated Notes: On July 24, 2020, the Company issued $37 million aggregate principal amount of 6.00% fixed-to-floating rate subordinated notes due 2030 (the “Notes”).  The Notes initially bear interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the then-current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York (provided, that in the event the benchmark rate is less than zero, the benchmark rate will be deemed to be zero) plus 592 basis points, payable quarterly, in arrears. The amount outstanding at March 31, 2021 was $37.0 million.

Secured borrowings: Due to the rights retained on certain loan participations sold, the Company is deemed to have retained effective control over these loans under FASB ASC Topic 860, “Transfers and Servicing”, and therefore these participations sold must be accounted for as a secured borrowing. At March 31, 2021, total secured borrowings were $4.0 million which are included in loans held for investment and long-term borrowings.  At December 31, 2020, total secured borrowings were $4.0 million which are included in loans held for investment and long-term borrowings. None of the secured borrowings mature in the next five years following the latest balance sheet date.

NOTE 11. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Spirit of Texas Bancshares, Inc. 2008 Stock Plan (the “2008 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2008 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2021	840,872	$-
Granted	—
Exercised	(103,400)	$14.07	$852
Forfeited	(260)	$14.15
Expired	—	—
Outstanding at March 31, 2021	737,212	$13.40	6,569	3.23
Vested and exercisable at March 31, 2021	715,884	$13.40	6,379	3.17

The total unrecognized compensation cost of $22 thousand related to the 2008 Stock Plan for the share awards outstanding at March 31, 2021 will be recognized over a weighted average remaining period of 0.40 years.

Spirit of Texas Bancshares, Inc. 2017 Stock Plan (the “2017 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2017 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2021	197,714	$-
Granted	—	—	—
Exercised	(2,000)	15	15
Forfeited	—	$-
Expired	—	—
Outstanding at March 31, 2021	195,714	$17.58	926	6.47
Vested and exercisable at March 31, 2021	121,147	$16.66	684	6.28

The total unrecognized compensation cost of $280 thousand related to the 2017 Stock Plan for the share awards outstanding at March 31, 2021 will be recognized over a weighted average remaining period of 1.86 years.

2017 Stock Plan – Restricted Stock Unit Awards

On January 1, 2021, the Company granted a total of 6,107 restricted stock units to employees and directors that vest in full (i.e., cliff vesting) on the five year anniversary of the grant date. The fair value of the restricted stock units on the grant date was $103 thousand and will be recognized as compensation expense over the requisite vesting period ending on the respective five year anniversary of the restricted stock unit award’s grant date.

The following table presents the activity during the period related to restricted stock units from the 2017 Stock Plan:

	2017 Stock Plan
	Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	200,239	$13.31
Granted	6,107	16.80
Vested	(1,591)	23.23
Forfeited	(1,500)	9.02
Outstanding at March 31, 2021	203,255	$13.91

A summary of selected data related to stock-based compensation expense for the three months ended March 31, 2021 and 2020 are as follows:

	Restricted Stock Unit Awards
	March 31,
	2021	2020
	(Dollars in thousands)
Stock-based compensation expense	$145	$237
Unrecognized compensation expense related to stock-based compensation	$2,287	$1,064
Weighted-average life over which expense is expected to be recognized (years)	4.02	3.82

Warrants

In connection with the acquisition of Oasis Bank in 2012, the Company issued warrants for 19,140 shares of stock (the “Oasis Bank Warrants”). The Oasis Bank Warrants are exercisable at $12.84 per share and expire in November 2022. Activity for the Oasis Bank Warrants for the period indicated is summarized as follows:

	Oasis Warrants
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2021	19,140	$12.84
Granted	—	—
Exercised	(3,828)	12.84	$36
Forfeited (1)	—	—
Expired	—	—
Outstanding at March 31, 2021	15,312	$12.84	$145	1.67
Vested and exercisable at March 31, 2021	15,312	$12.84	$145	1.67

NOTE 12. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)
Net income available to common stockholders	$10,086	$4,074
Weighted average number of common shares - basic	17,103,981	18,184,110
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	414,048	257,867
Weighted average number of common shares - diluted	17,518,029	18,441,977
Basic earnings per common share	$0.59	$0.22
Diluted earnings per common share	$0.58	$0.22
Anti-dilutive warrants and stock options	76,712	-

NOTE 13. INCOME TAXES

The effective tax rates for the three months ended March 31, 2021 and 2020 were 20.8% and 7.0%, respectively.    The effective tax rate for the three months ended March 31, 2020 was favorably impacted by a discrete income tax benefit in the amount of $575 thousand driven by the Company’s decision to carry back certain net operating losses as allowed by the CARES Act, which was enacted on March 27, 2020.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of and for both periods ending March 31, 2021 and December 31, 2020, the Company’s reserve for unfunded commitments totaled $90 thousand.

Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.

Financial Instruments Commitments

Unfunded commitments are as follows for the periods presented:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Unfunded loan commitments	$311,418	$309,411
Commercial and standby letters of credit	3,041	3,272
Total	$314,459	$312,683

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

The following tables present the assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
State and municipal obligations	—	34,409	—	34,409
Residential mortgage-backed securities	—	364,709	—	364,709
SBA servicing rights	—	—	2,821	2,821
Equity securities at fair value	23,741	—	—	23,741
Corporate Bonds	—	43,458	—	43,458
Customer interest rate swaps	—	1,492	—	1,492
Cash flow hedge derivative	—	1,601	—	1,601
Liabilities:
Correspondent interest rate swaps	—	1,492	—	1,492
Total	$23,741	$447,161	$2,821	$473,723

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
State and municipal obligations	—	37,185	—	37,185
Residential mortgage-backed securities	—	132,142	—	132,142
SBA servicing rights	—	—	2,953	2,953
Equity securities at fair value	24,000			24,000
Corporate Bonds	—	43,093		43,093
Customer interest rate swaps	—	3,009		3,009
Liabilities:
Correspondent interest rate swaps	—	3,009		3,009
Total	$24,000	$218,438	$2,953	$245,391

There were no transfers of financial assets between levels of the fair value hierarchy during the three months ended March 31, 2021.

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

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	Estimated Fair Value
	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Assets (classified in Level 3):
Impaired loans	$7,337	$4,948
Other real estate and repossessed assets	-	133

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

The following tables show significant unobservable inputs used in the recurring and non-recurring fair value measurements of Level 3 assets:

Level 3 Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range/Weighted Average
March 31, 2021
Non-recurring:
Impaired loans	$7,337	Third party appraisals	Collateral discounts	0.0% - 100.0% (41.9%)
Other real estate owned	-	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	2,821	Discounted cash flows	Conditional prepayment rate	12.6%
			Discount rate	10.0%
December 31, 2020
Non-recurring:
Impaired loans	$4,948	Third party appraisals	Collateral discounts	0.0% - 100.0% (34.1%)
Other real estate owned	133	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	2,953	Discounted cash flows	Conditional prepayment rate	12.5%
			Discount rate	10.0%

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows for the periods presented:

March 31, 2021	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$69,566	$69,566	$69,566	$—	$—
Equity investments at fair value	23,741	23,741	23,741
Available for sale securities	442,576	442,576	—	442,576	—
FHLB and other bank stock	5,727	5,727	—	5,727	—
Loans, net	2,414,280	2,399,909	—	—	2,399,909
Loans held for sale	1,192	1,279	—	1,279	—
Accrued interest receivable	10,588	10,588	—	10,588	—
Bank-owned life insurance	16,057	16,057	—	16,057	—
SBA servicing rights	2,821	2,821	—	—	2,821
Customer interest rate swaps	1,492	1,492	—	1,492	—
Cash flow hedge derivative	1,601	1,601	—	1,601	—
Financial Liabilities:
Deposits	$2,597,550	$2,557,023	$—	$2,557,023	$—
Accrued interest payable	1,160	1,160	—	1,160	—
Long-term borrowings	191,686	196,417	—	196,417	—
Correspondent interest rate swaps	1,492	1,492	—	1,492	—

December 31, 2020	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$263,034	$263,034	$263,034	$—	$—
Equity investments at fair value	24,000	24,000	$24,000	$—	$—
Available for sale securities	212,420	212,420	—	212,420	—
FHLB and other bank stock	5,718	5,718	—	5,718	—
Loans, net	2,372,506	2,364,646	—	—	2,364,646
Loans held for sale	1,470	1,598	—	1,598	—
Accrued interest receivable	11,199	11,199	—	11,199	—
Bank-owned life insurance	15,969	15,969	—	15,969	—
SBA servicing rights	2,953	2,953	—	—	2,953
Customer interest rate swaps	3,009	3,009	-	3,009	-
Financial Liabilities:
Deposits	$2,459,135	$2,427,412	$—	$2,427,412	$—
Accrued interest payable	1,303	1,303	—	1,303	—
Short-term borrowings	10,000	10,136	—	10,136	—
Long-term borrowings	242,020	245,311	—	245,311	—
Correspondent interest rate swaps	3,009	3,009	—	3,009	—

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at March 31, 2021 and December 31, 2020, include cash and cash equivalents and accrued interest receivable and payable.

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS

The Company offers a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. The changes in fair value is recognized in the income statement in other income and fees. The Company is required to hold cash as collateral for the swaps. Total cash held as collateral for swaps was $3.0 million and $2.6 million at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 and December 31, 2020 interest rate swaps related to the Company’s loan hedging program that were outstanding is presented in the following table:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Interest rate swaps on loans with customers
Notional amount	$85,618	$85,696
Weighted average remaining term (years)	4.33	4.58
Receive fixed rate (weighted average)	3.31%	4.23%
Pay variable rate (weighted average)	4.52%	4.52%
Estimated fair value	$1,492	$3,009

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Interest rate swaps on loans with correspondents
Notional amount	$85,618	$85,696
Weighted average remaining term (years)	4.33	4.58
Receive fixed rate (weighted average)	4.52%	4.23%
Pay variable rate (weighted average)	3.31%	4.52%
Estimated fair value	$1,492	$3,009

Interest rate swaps with correspondents are subject to a master netting agreement. The Company has elected to net interest rate swap positions on the consolidated balance sheet.

On January 6, 2021, we entered into an $80.0 million 0.5515% pay-fixed receive-float forward starting interest rate swap in order to hedge our risk of variability in cash flows (future interest payments) attributable to changes in the 1-month Federal Funds benchmark interest rate from January 6, 2021 through January 6, 2026.  The interest rate swap (the hedging instrument) was designated and qualifies under hedge accounting as a cash flow hedge.  The hedge is highly effective, and any future changes in value will be recorded in Other Comprehensive Income until the time that the underlying cash flows (future interest payments) are recorded in the income statement.  The hedge is expected to remain highly effective and effectiveness will be assessed periodically throughout the term of the hedge relationship.  At March 31, 2021, the Company recorded $1.3 million in Other Comprehensive Income related to the interest rate swap.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the three months ended March 31, 2021 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2021 (the “2020 Form 10-K”). Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “Company,” “we,” “our,” and “us” refer to Spirit of Texas Bancshares, Inc., a Texas corporation, and our wholly-owned banking subsidiary, Spirit of Texas Bank SSB, a Texas state savings bank. References in this Form 10-Q to “Bank” refer to Spirit of Texas Bank, SSB. References in this Form 10-Q to “Houston metropolitan area,” “Dallas/Fort Worth metropolitan area,” “Bryan/College Station metropolitan area,” “San Antonio-New Braunfels metropolitan area,” “Corpus Christi metropolitan area” “Tyler metropolitan area” and the “Austin metropolitan area” refer to the Houston-The Woodlands-Sugar Land Metropolitan Statistical Area, the Dallas-Fort Worth- Arlington Metropolitan Statistical Area, the College Station-Bryan Metropolitan Statistical Area, the San Antonio-New Braunfels Statistical Area, the Corpus Christ Statistical Area, the Tyler Statistical Area and the Austin Metropolitan Statistical Area, respectively. Unless otherwise indicated, the reported results are for the three months ended March 31, 2021 with the “same period,” the “comparable period,” and “prior period” being the respective three months ended March 31, 2020.

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
3.

the impact, duration and severity of the COVID-19 pandemic, the response of governmental authorities to the COVID-19 pandemic and our participation in COVID-19-related government programs such as the Paycheck Protection Program (“PPP”) and Main Street Lending Program;

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
26.

the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the implementation of the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”);

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

Other factors not identified above, including those described under the heading “Risk Factors” in the “2020 Form 10-K” and “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q may also cause our results to differ materially from the anticipated or estimated results described in our forward-looking statements. The foregoing factors should not be construed as exhaustive, and you should consider these factors in connection with considering any forward-looking statements that may be made by us. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statements speaks only as of the date on which it is made, and we undertake no obligation to release publicly any revisions to any forward-looking statement, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

Ongoing COVID-19 Pandemic

Our business has been, and continues to be, impacted by the recent and ongoing outbreak of COVID-19. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Efforts to limit the spread of COVID-19 led to shelter-in-place orders, the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. Although many of these restrictions have been lifted and society has begun to re-open, the COVID-19 pandemic is ongoing and additional uncertainties exist which may continue to impact our customers, employees and vendors; the financial services and banking industry; and the economy as a whole. These uncertainties include, among other things, the extent and severity of the spread of COVID-19, the length of the outbreak, and future actions taken by governmental authorities to contain the outbreak or to mitigate its impact. The COVID-19 pandemic has negatively affected, and is expected to continue to negatively affect, our business, financial position and operating results. In light of the uncertainties and continuing developments discussed herein.  We are currently unable to fully assess or predict the extent of the effects of the COVID-19 pandemic on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.  Please refer to Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K.

In the State of Texas, economic disruption as a result of the COVID-19 pandemic continues to impact our operations, as well as the operations of our customers. In order to facilitate the continued delivery of essential services while prioritizing the safety of our customers and employees, we implemented the following measures:

•	Activated our communications plans to ensure our employees, customers and critical vendors are kept informed of new developments affecting our operations.
•	Recommended masks to be worn by all customers and employees in all of our lobbies and other corporate facilities.
•	Expanded remote-access availability to ensure employees have the capability to work from home or other remote locations.

For our customers, we established a variety of temporary relief programs which include loan payment deferrals, late fee and overdraft waivers and the suspension of foreclosure and repossessions. We continue to work with our customers to originate and renew business loans as well as originate loans made available through the PPP, a lending program administered by the SBA and established as part of the relief to American consumers and businesses in the CARES Act, as further described below.

Federal Reserve Board Actions

Recent actions taken by the federal government and the Federal Reserve and other bank regulatory agencies to mitigate the economic effects of the COVID-19 pandemic will also have an impact on our financial position and results of operations. Certain of these actions are further discussed below.

In an emergency measure aimed at blunting the economic impact of the COVID-19 pandemic, the Federal Reserve lowered the target for the federal funds rate to a range of between zero to 0.25% on March 15, 2020. This action by the Federal Reserve followed a prior reduction of the targeted federal funds rates to a range of 1.0% to 1.25% on March 3, 2020. Our earnings and cash flows are largely dependent upon our net interest income. As our balance sheet is more asset sensitive, our earnings are more adversely affected by decreases in market interest rates as the interest rates received on loans and other investments fall more quickly and to a larger degree than the interest rates paid on deposits and other borrowings. The decline in interest rates has already led to new all-time low yields across the U.S. Treasury maturity curve. If the Federal Reserve decreases the targeted federal funds rates even further in response to the economic effects of the COVID-19 pandemic, overall interest rates will decline further, which will negatively impact our net interest income and further compress our net interest margin. Alternatively, if the COVID-19 pandemic abates and general economic conditions improve, the Federal Reserve may determine to increase the targeted federal funds rates and overall interest rates will likely rise, which may positively impact our net interest income, but may negatively impact commercial lending activity and the U.S. economy.

The PPP was established by the CARES Act and implemented by the SBA with support from the Department of the Treasury. The PPP is a federally-guaranteed, low-interest rate loan program that is designed to provide a direct incentive for small businesses to keep workers on the payroll. Businesses may use PPP loan funds to pay up to eight weeks of payroll costs as well as to cover other eligible business expenses. PPP loans may be partially or fully forgiven by the SBA if the funds are used for eligible expenses during the relevant forgiveness period and the borrower meets the employee retention criteria. Any PPP loans that are not fully forgiven will carry an interest rate of 1% with a maturity of either two or five years. PPP loans that the SBA approved on or after June 5, 2020 will have a maturity date of five years. Payments for PPP loans are deferred until the SBA issues a forgiveness decision or ten months after the end of the forgiveness period if the borrower fails to apply for forgiveness.  All PPP loans are fully guaranteed by the SBA and are included in total loans outstanding.  The results of our participation in the PPP are discussed below.

The Federal Reserve has created various additional lending facilities and expanded existing facilities to help provide up to $2.6 trillion in financing in response to the financial disruptions caused by COVID-19. The programs include, among other things, (i) the Paycheck Protection Program Lending Facility (the “PPPLF”), which is intended to extend loans to banks making PPP loans, (ii) the Municipal Liquidity Facility, which is intended to facilitate the purchase of eligible notes from states, and certain counties and cities around the country, and (iii) the Main Street Lending Program, which is intended to facilitate credit flows to businesses affected by the COVID-19 pandemic with up to 10,000 employees or up to $2.5 billion in 2019 annual revenues.  In addition to the PPPLF, we may participate in some or all of these facilities or programs, including as a lender, agent or intermediary on behalf of customers or in an advisory capacity in the future.

Overview

We are a Texas corporation and a registered bank holding company located in the Houston metropolitan area with headquarters in Conroe, Texas. We offer a broad range of commercial and retail banking services through our wholly-owned bank subsidiary, Spirit of Texas Bank, SSB. We operate through 38 full-service branches located primarily in the Houston, Dallas/Fort Worth, San Antonio-New Braunfels, Corpus Christi, Austin, and Tyler metropolitan areas. As of March 31, 2021, we had total assets of $3.17 billion, loans held for investment of $2.43 billion, total deposits of $2.60 billion and total stockholders’ equity of $365.8 million.

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

Performance Highlights

Operating and financial highlights for the three months ended March 31, 2021 include the following:

•	Net income for the first quarter of 2021 was $10.1 million.
•	Diluted earnings per share were $0.58 for the first quarter of 2021.
•	Net interest margin and tax equivalent net interest margin were 3.94% and 3.98%, respectively.
•	Return on average assets was 1.32%, annualized.
•	Book value per share was $21.34 and tangible book value per share was $16.40.

Tax equivalent net interest margin, adjusted net income, adjusted basic and diluted earnings per share and tangible book value per share are financial measures not in accordance with U.S. generally accepted accounting principles (“GAAP”). See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Analysis of Results of Operations

Net income for the three months ended March 31, 2021 totaled $10.1 million, which generated diluted earnings per common share of $0.58 for the three months ended March 31, 2021. Net income for the three months ended March 31, 2020 totaled $4.1 million, which generated diluted earnings per common share of $0.22 for the three months ended March 31, 2020. The increase in net income was driven by an increase in net interest income of $4.0 million that was primarily attributable to accretion of net loan origination fees on PPP loans.  Noninterest expense during the three months ended March 31, 2021 also declined $4.3 million compared to the three months ended March 31, 2020, which was primarily due to deferred costs on newly originated PPP loans and the lack of merger related expenses during the first quarter of 2021 compared to $1.5 million of merger related expenses for the first quarter of 2020.  Income tax expense during the three months ended March 31, 2021 increased $2.3 million compared to the three months ended March 31, 2020 as a result of higher pre-tax earnings and a nonrecurring carryback claim recorded in the first quarter of 2020 which reduced income tax expense by $575 thousand. Our results of operations for the three months ended March 31, 2021 produced an annualized return on average assets of 1.32% compared to an annualized return on average assets of 0.68% for the three months ended March 31, 2020. We had an annualized return on average stockholders’ equity of 11.30% for the three months ended March 31, 2021, compared to an annualized return on average stockholders’ equity of 4.72% for the three months ended March 31, 2020.

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

	Three Months Ended March 31,
	2021			2020
	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$150,583	$76	0.20%	$231,616	$852	1.48%
Loans, including loans held for sale (2)	2,376,657	29,829	5.09%	1,851,879	27,409	5.94%
Investment securities and other	339,859	1,264	1.51%	96,006	552	2.31%
Total interest-earning assets	2,867,099	31,169	4.41%	2,179,501	28,813	5.30%
Noninterest-earning assets	234,544			217,060
Total assets	$3,101,643			$2,396,561
Interest-bearing liabilities:
Interest-bearing demand deposits	$469,287	$155	0.13%	$335,669	$225	0.27%
Interest-bearing NOW accounts	10,232	1	0.05%	27,632	26	0.38%
Savings and money market accounts	634,828	657	0.42%	443,449	1,012	0.92%
Time deposits	643,906	1,514	0.95%	685,689	3,244	1.90%
FHLB advances and other borrowings	213,483	1,003	1.91%	86,809	508	2.35%
Total interest-bearing liabilities	1,971,736	3,330	0.68%	1,579,248	5,015	1.27%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	748,785			459,156
Other liabilities	19,072			12,265
Stockholders' equity	362,050			345,892
Total liabilities and stockholders' equity	$3,101,643			$2,396,561
Net interest rate spread			3.72%			4.03%
Net interest income and margin		$27,839	3.94%		$23,798	4.38%
Net interest income and margin (tax equivalent)(3)		$28,168	3.98%		$23,890	4.40%

(1)	Average balances presented are derived from daily average balances.
(2)	Includes loans on nonaccrual status.
(3)

In order to make pretax income and resultant yields on tax-exempt loans comparable to those on taxable loans, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the three months ended March 31, 2021 and 2020, which is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates follows:

	Three Months Ended March 31, 2021 compared to 2020
	Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$2,198	$(2,974)	$(776)
Loans, including loans held for sale (2)	30,392	(27,972)	2,420
Investment securities and other	2,044	(1,332)	712
Total change in interest income	$34,634	$(32,278)	$2,356
Interest-bearing liabilities:
Interest-bearing demand deposits	$616	$(686)	$(70)
Interest-bearing NOW accounts	47	(71)	(24)
Savings and money market accounts	2,931	(3,285)	(354)
Time deposits	7,333	(9,064)	(1,731)
FHLB advances and other borrowings	1,172	(677)	494
Total change in interest expenses	12,099	(13,783)	(1,685)
Total change in net interest income	$22,535	$(18,495)	$4,041

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.
(2)	Includes loans on nonaccrual status.

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Net interest income was $27.8 million for the three months ended March 31, 2021 compared to $23.8 million for the three months ended March 31, 2020, representing an increase of $4.0 million, or 17.0%. The increase in net interest income was primarily due to an increase in interest income on loans of $2.4 million. The growth in average loans of $524.8 million, including loans held for sale, for the three months ended March 31, 2021 was the primary driver of the increase in interest income on loans, partially offset by a decrease in the average rate on loans of 85 basis points over the same period.

Interest expense was $3.3 million for the three months ended March 31, 2021 compared to $5.0 million for the three months ended March 31, 2020.  The decrease in interest expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to lower average rates on time deposits which declined 95 basis points and savings and money market accounts which declined 50 basis points. For the three months ended March 31, 2021, the average rate paid on time deposits was 0.95% compared to 1.90% for the three months ended March 31, 2020. The average cost of total deposits for the three months ended March 31, 2021 was 0.38%. This represents a decrease of 55 basis points compared to the average cost of deposits of 0.93% for the three months ended March 31, 2020.  The decrease in the average cost of deposits was primarily due to an increase in the deposit mix of noninterest-bearing demand deposits as a result of PPP loan disbursements being held in deposit accounts.

The net interest margin was 3.94% for the three months ended March 31, 2021, compared to 4.38% for the three months ended March 31, 2020, representing a decrease of 44 basis points. The tax equivalent net interest margin was 3.98% for the three months ended March 31, 2021, compared to 4.40% for the three months ended March 31, 2020, representing a decrease of 42 basis points. The average yield on interest-earning assets decreased by 89 basis points for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, while the average rate paid on interest-bearing liabilities decreased by 59 basis points, resulting in a 31 basis point decrease in the interest rate spread. The decrease in both net interest margin and interest rate spread primarily resulted from an increase in the loan portfolio mix of PPP loans which yield 1.0% offset by continuing time deposit rate resets.

We currently expect our net interest income and net interest margin to remain stable throughout the remainder of 2021 as the majority of variable rate loans are currently at their respective floors. Additionally, our participation in the PPP, as further discussed below, is expected to continue to impact net interest income and net interest margin as PPP loans are forgiven and deferred costs and fees are recognized in full through yield.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan and lease losses at a level capable of absorbing inherent losses in the loan portfolio. See the discussion under “—Critical Accounting Policies—Allowance for Loan and Lease Losses.” Our management and board of directors review the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance for loan and lease losses calculation is segregated by call report code and then further segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale by loan officers that are subject to validation by a third party loan review or our internal credit committee. Risk ratings are categorized as pass, watch, special mention, substandard, doubtful and loss, with some general allocation of reserves based on these grades. Impaired loans are reviewed specifically and separately under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 310, “Receivables,” to determine the appropriate reserve allocation. Management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Loan Segments negatively impact by the COVID-19 pandemic and deferrals granted as a result of the pandemic do not have a direct impact on the provision; however, adjustments to qualitative factors and loan downgrades within these populations have been made which do impact the provision. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan and lease losses at an appropriate level.

Three months ended March 31, 2021 compared to three months ended March 31, 2020

The provision for loan losses was $1.1 million for the three months ended March 31, 2021 and $1.2 million for the three months ended March 31, 2020. The majority of the provision for the quarter ended March 31, 2021 related to charge offs on impaired loans and required reserves on newly identified impaired loans. The ratio of net charged-off loans to average loans (annualized) was 0.14% for the three months ended March 31, 2021 and 0.06% for the three months ended March 31, 2020. Charge-offs taken in the first quarter of 2021 were primarily on impaired loans which had been provided for in a previous period.

Our management maintains a proactive approach in managing nonperforming loans, which were $9.9 million, or 0.41% of loans held for investment, at March 31, 2021, and $8.6 million, or 0.36% of loans held for investment, at December 31, 2020. The allowance for loan and lease losses totaled $16.3 million, or 0.67% of loans held for investment, at March 31, 2021, compared to $16.0 million, or 0.67% of loans held for investment, at December 31, 2020. The ratio of allowance for loan and lease losses to nonperforming loans was 165.1% at March 31, 2021, compared to 186.4% at December 31, 2020.

Noninterest Income

Our noninterest income includes the following: (1) service charges and fees; (2) SBA loan servicing fees; (3) mortgage referral fees; (4) swap referral fees; (5) gain on the sales of loans, net; (6) gain (loss) on sales of investment securities; and (7) other.

The following table presents a summary of noninterest income by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Change from the Prior Period
Noninterest income:
Service charges and fees	$1,434	$1,311	9.4%
SBA loan servicing fees	324	10	3140.0%
Mortgage referral fees	274	202	35.6%
Swap referral fees	430	580	-25.9%
Gain on sales of loans, net	254	464	-45.3%
Gain on sales of investment securities	5	—	0.0%
Other noninterest income	(102)	145	-170.3%
Total noninterest income	$2,619	$2,712	-3.4%

Three months ended March 31, 2021 compared to three months ended March 31, 2020

For the three months ended March 31, 2021, noninterest income totaled $2.6 million, a $93 thousand, or 3.4%, decrease from $2.7 million for the prior period. This decrease was primarily due to lower swap referral fees and loss on equity securities carried at fair value offset by higher service charges and fees and SBA loan servicing fees.

Service charges and fees were $1.4 million for the three months ended March 31, 2021, compared to $1.3 million for the three months ended March 31, 2020.  The increase in service charges and fees were the result of fewer waived service charges and fees during the first quarter of 2021 compared to the first quarter of 2020.

SBA loan servicing fees were $324 thousand for the three months ended March 31, 2021, compared to $10 thousand for the three months ended March 31, 2020.  The increase in SBA loan servicing fees were primarily driven by positive fair value adjustments to the servicing asset during the quarter.

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

The following table presents a summary of noninterest expenses by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Change from the Prior Period
Noninterest expense:
Salaries and employee benefits	$9,220	$11,789	-21.8%
Occupancy and equipment expenses	2,662	2,315	15.0%
Professional services	524	895	-41.5%
Data processing and network	1,229	743	65.4%
Regulatory assessments and insurance	535	402	33.1%
Amortization of intangibles	823	946	-13.0%
Advertising	78	153	-49.0%
Marketing	93	160	-41.9%
Telephone expense	499	407	22.6%
Conversion expense	-	1,477	-100.0%
Other operating expenses	971	1,673	-42.0%
Total noninterest expense	$16,634	$20,960	-20.6%

Three months ended March 31, 2021 compared to three months ended March 30, 2020

For the three months ended March 31, 2021, noninterest expense totaled $16.6 million, a $4.3 million, or 20.6%, decrease from $21.0 million for the prior period. This decrease was primarily due to deferred costs on newly originated PPP loans of $2.2 million which reduced salaries and benefits and the lack of conversion expense in the first quarter of 2021 compared to $1.5 million of conversion expense in the first quarter of 2020.

Data processing and network expense increased $486 thousand for the three months ended March 31, 2021 compared to March 31, 2020 due to increased branch locations and overall asset size.

Other operating expenses totaled $971 thousand for the three months ended March 31, 2021 compared to $1.7 million for the three months ended March 31, 2020. This decrease is primarily the result of prepayment penalties on long term FHLB advances paid during the first quarter of 2020 of approximately $189 thousand and stay bonuses paid in conjunction with the Simmons branch acquisition of $87 thousand.

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

Three months ended March 31, 2021 compared to three months ended March 30, 2020

Income tax expense was $2.7 million for the three months ended March 31, 2021, an increase of $2.3 million compared to income tax expense of $305 thousand for the three months ended March 31, 2020. Our effective tax rates for the three months ended March 31, 2021 and 2020 were 20.8% and 7.0%, respectively.

Financial Condition

Our total assets increased $85.5 million, or 2.8%, from $3.08 billion as of December 31, 2020 to $3.17 billion as of March 31, 2021, primarily as a result of the origination of approximately $148.9 million of PPP loans offset by the sale of loan participations of $45.2 million.

Investment Securities

We use our investment securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, and meet collateral requirements and meet regulatory capital requirements. The average balance of the securities portfolio, including FHLB and The Independent Bankers Bank (“TIB”) bank stock, for the three months ended March 31, 2021 and 2020 was $339.9 million and $96.0 million, respectively, with a pre-tax yield of 1.51% and 2.31%, respectively. We held 108 securities classified as available for sale with an amortized cost of $448.2 million as of March 31, 2021.

Management evaluates securities for other-than-temporary impairment (“OTTI”), at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. No securities were determined to be impaired as of March 31, 2021 or December 31, 2020.

The following table shows contractual maturities and the weighted average yields on our investment securities as of the dates presented. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are not presented on a taxable equivalent basis:

	Maturity as of March 31, 2021
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
State and municipal obligations	317	3.47%	271	4.95%	80	5.06%	33,873	2.22%
Residential mortgage-backed securities	—	0.00%	25,352	1.17%	10,179	1.28%	335,406	1.12%
Corporate Bonds	—	0.00%	9,200	0.85%	30,942	3.44%	2,603	0.29%
Total available for sale	$317	3.47%	$34,823	0.26%	$41,201	2.59%	$371,882	1.21%

As a member institution of the FHLB and TIB, the Bank is required to own capital stock in the FHLB and TIB. As of March 31, 2021, and December 31, 2020, the Bank held approximately $5.7 million in FHLB and TIB bank stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or TIB. Such repurchases have historically been at par value. We monitor our investment in FHLB and TIB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of March 31, 2021, and December 31, 2020, management did not identify any indicators of impairment of FHLB and TIB stock.

Except for securities issued by U.S. government agencies, we did not have any concentrations where the total outstanding balances issued by a single issuer exceed 10% of our stockholders’ equity as of March 31, 2021 and December 31, 2020.

Our securities portfolio had a weighted average life of 6.06 years and an effective duration of 5.21 years as of March 31, 2021 and a weighted average life of 5.11 years and an effective duration of 4.58 years as of December 31, 2020.

Loans Held for Sale

Loans held for sale consist of the guaranteed portion of SBA loans that we intend to sell after origination which totaled $883 thousand at March 31, 2021 and $1.2 million at December 31, 2020.  Additionally, management decided sell the credit card portfolio acquired in conjunction with the Citizens acquisition.  These loans totaled $309 thousand and were also classified as held for sale at March 31, 2021.

Loan Concentrations

Our primary source of income is interest on loans to individuals, professionals, small- and medium-sized businesses and commercial companies located in the Houston and Dallas/Fort Worth metropolitan areas. Our loan portfolio consists primarily of commercial and industrial loans, 1-4 single family residential real estate loans and loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning asset base.

Our total loans held for investment of $2.43 billion as of March 31, 2021 represented an increase of $42.1 million, or 1.8%, compared to $2.39 billion as of December 31, 2020. Our loans as a percentage of assets were 76.8% and 77.4% as of March 31, 2021 and December 31, 2020, respectively.

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table summarizes the allocation of loans by type as of the dates presented.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial and industrial loans (1)	$699,896	28.8%	$574,986	24.1%
Real estate:
1-4 single family residential loans	348,908	14.4%	364,139	15.2%
Construction, land and development loans	344,558	14.2%	415,488	17.4%
Commercial real estate loans (including multifamily)	964,341	39.6%	956,743	40.1%
Consumer loans and leases	9,619	0.4%	11,738	0.5%
Municipal and other loans	63,272	2.6%	65,438	2.7%
Total loans held in portfolio (2)	$2,430,594	100.0%	$2,388,532	100.0%

(1)	Balance includes $67.4 million and $70.8 million of the unguaranteed portion of SBA loans as of March 31, 2021 and December 31, 2020, respectively.
(2)

Balance includes $4.0 million of secured borrowings as of March 31, 2021 and December 31, 2020, respectively.  See Note 4, Loans in the notes to our consolidated financial statements included elsewhere in this Form 10-Q for more details.

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

Commercial and industrial loans, including SBA loans, totaled $700 million as of March 31, 2021 and represented an increase of $124.9 million, or 21.7%, from $575.0 million as of December 31, 2020. The increase in commercial and industrial loans during the three months ended March 31, 2021 was due primarily to the origination of PPP loans. We believe we are well-positioned for continued loan growth in our commercial and industrial loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio/New Braunfels and Corpus Christi metropolitan areas.

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

SBA loans held in our loan portfolio totaled $67.4 million and $70.8 million at March 31, 2021 and December 31, 2020, respectively.

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

1-4 single family residential real estate loans (including loans to foreign nationals) totaled $348.9 million as of March 31, 2021 and represented a decrease of $15.2 million, or 4.2%, from $364.1 million as of December 31, 2020. We believe we are well-positioned for continued loan growth in our 1-4 single family residential real estate loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio-New Braunfels and Corpus Christi metropolitan areas.

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

Construction loans totaled $344.6 million as of March 31, 2021 and represented a decrease of $70.9 million, or 17.1%, from $415.5 million as of December 31, 2020. We believe we are well-positioned for continued loan growth in our construction, land and development loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio-New Braunfels and Corpus Christi metropolitan areas.

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

Commercial real estate loans consist of owner and nonowner-occupied commercial real estate loans, multifamily loans and farmland. Total commercial real estate loans of $964.3 million as of March 31, 2021 represented an increase of $7.6 million, or 0.8%, from $956.7 million as of December 31, 2020. We believe we are well-positioned for continued loan growth in our commercial real estate loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, and San Antonio-New Braunfels and Corpus Christi metropolitan areas.

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

Consumer loans and leases totaled $9.6 million as of March 31, 2021 and represented a decrease of $2.1 million, or 18.0%, from $11.7 million as of December 31, 2020. We have not actively grown our consumer portfolio because we believe current pricing on these loans does not adequately cover the inherent risk.

Municipal and other loans

Municipal and other loans consist primarily of loans made to municipalities and emergency service, hospital and school districts as well as agricultural loans.

We make loans to municipalities and emergency service, hospital and school districts primarily throughout Texas. The majority of these loans have tax or revenue pledges and in some cases are additionally supported by collateral. Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service. Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities. Total loans to municipalities and emergency service, hospital and school districts and others were $63.3 million as of March 31, 2021 and represented a decrease of $2.2 million, or 3.3%, from $65.4 million as of December 31, 2020.

Paycheck Protection Program

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans originated under the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of two to five years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 25% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the PPP loan, the SBA will pay the lender a processing fee tiered by the size of the PPP loan. At March 31, 2021, PPP loans totaled $366.5 million which are included in commercial and industrial loans.

We are also currently participating in the Federal Reserve's PPPLF which, through June 30, 2021, will extend loans to banks who are loaning money to small businesses under the PPP. The amount of borrowings under the PPPLF as of March 31, 2021 was $100.1 million and is non-recourse and secured by the amount of the PPP loans we originate. The maturity date of a borrowing under the PPPLF is equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any PPP loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF will bear interest at a rate of 0.35% and there would be no fees to us.

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

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due, other real estate owned and repossessed assets and restructured loans as of the dates indicated:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial and industrial loans	$5,989	$4,929
Real estate:
1-4 single family residential loans	839	1,508
Construction, land and development loans	217	217
Commercial real estate loans (including multifamily)	2,578	1,836
Consumer loans and leases	107	108
Municipal and other loans	18	—
Total nonaccrual loans	9,748	8,598
Accruing loans 90 days or more past due	136	-
Total nonperforming loans	9,884	8,598
Other real estate owned and repossessed assets	-	133
Total nonperforming assets	$9,884	$8,731
Restructured loans (1)	$224	$231

(1)

Restructured loans represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Nonperforming loans totaled $9.9 million at March 31, 2021, an increase of $1.3 million, or 15.0%, from $8.6 million at December 31, 2020. Nonperforming assets totaled $9.9 million at March 31, 2021, an increase of $1.2 million, or 13.2%, from $8.7 million at December 31, 2020.

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

Certain borrowers are currently unable to meet their contractual payment obligations because of the effects of COVID-19. In an effort to mitigate the adverse effects of the COVID-19 pandemic on our loan customers, we have provided them the opportunity to defer payments, or portions thereof, for up to 90 days, should they so request. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to the COVID-19 pandemic reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral).  At March 31, 2021 approximately $11.6 million of loans remain in deferment.

The COVID-19 pandemic has contributed to an increased risk of delinquencies, defaults and foreclosures. See additional information about the effects of and risks associated with the COVID-19 pandemic under “Recent Developments Related to COVID-19.”

The following table sets forth our asset and credit quality ratios for the periods presented:

	March 31, 2021	December 31, 2020
Asset and Credit Quality Ratios
Nonperforming loans to loans held for investment (1)	0.41%	0.36%
Nonperforming assets to loans plus OREO	0.41%	0.37%
Nonperforming assets to total assets (2)	0.31%	0.28%
Net charge-offs to average loans (annualized) (3)	0.14%	0.09%
Allowance for loan losses to nonperforming loans	165.05%	186.39%
Allowance for loan losses to loans held for investment	0.67%	0.67%

(1)	Nonperforming loans include loans in nonaccrual status.
(2)	Nonperforming assets include loans in nonaccrual status and other real estate owned.
(3)	December 31, 2020 ratio uses year to date net charge-offs.
(4)	Organic loans exclude loans acquired through a business combination.

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

The following tables summarize the allocation of allowance for loan and lease losses related to our loans as of the dates and for the periods presented. This allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans:

	Allowance Rollforward
Three Months Ended March 31, 2021	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$9,086	$(807)	$15	$1,388	$9,682
Real estate:
1-4 single family residential loans	147	—	—	(63)	84
Construction, land and development loans	1,744	—	—	142	1,886
Commercial real estate loans (including multifamily)	4,843	—	—	(387)	4,456
Consumer loans and leases	145	(20)	12	(24)	113
Municipal and other loans	61	—	2	30	93
Ending allowance balance	$16,026	$(827)	$29	$1,086	$16,314

	Allowance Rollforward
Three Months Ended March 31, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,078	$(254)	$4	$656	$4,484
Real estate:
1-4 single family residential loans	31	—	—	4	35
Construction, land and development loans	1,055	—	—	238	1,293
Commercial real estate loans (including multifamily)	1,451	—	—	298	1,749
Consumer loans and leases	68	(52)	12	23	51
Municipal and other loans	54	—	2	(48)	8
Ending allowance balance	$6,737	$(306)	$18	$1,171	$7,620

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

The allowance for loan and lease losses was $16.3 million at March 31, 2021, compared to $16.0 million at December 31, 2020.  The majority of the increase in the allowance for loan and lease losses was due to charge offs on impaired loans and required reserves on newly impaired loans. The allowance for loan and lease losses as a percentage of nonperforming loans and allowance for loan and lease losses as a percentage of loans held for investment was 165.0% and 0.67%, respectively, as of March 31, 2021, compared to 186.39% and 0.67%, respectively, as of December 31, 2020.

At March 31, 2021, no provision for loan losses has been recorded for PPP loans.  These loans are fully guaranteed by the SBA and therefore carry a zero percent reserve.  Excluding PPP loans, the allowance for loan and lease losses as a percentage of loans held for investment was 0.79% at March 31, 2021. PPP loans carry a put-back provision in the event that a PPP loan is fraudulently originated and the Bank is at fault.  Management does not deem a put-back reserve necessary at this time.

Net loan charge-offs for the three months ended March 31, 2021 totaled $798 thousand, an increase from $288 thousand of net loan charge-offs for the same period of 2020.

The following table provides the allocation of the allowance for loan and lease losses as of the dates presented:

	March 31, 2021		December 31, 2020
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
Commercial and industrial loans	$9,682	28.8%	$9,086	24.1%
Real estate:
1-4 single family residential loans	84	14.4%	147	15.2%
Construction, land and development loans	1,886	14.2%	1,744	17.4%
Commercial real estate loans (including multifamily)	4,456	39.6%	4,843	40.1%
Consumer loans and leases	113	0.4%	145	0.5%
Municipal and other loans	93	2.6%	61	2.7%
Total	$16,314	100.0%	$16,026	100.0%

Deposits

We expect deposits to be our primary funding source in the future as we optimize our deposit mix by continuing to shift our deposit composition from higher cost time deposits to lower cost demand deposits. Non-time deposits include noninterest-bearing and interest-bearing demand deposits, NOW accounts, and savings and money market accounts.

The following table shows the deposit mix as of the dates presented:

	March 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$800,233	30.8%	$727,543	29.6%
Interest-bearing demand deposits	485,863	18.7%	472,076	19.2%
Interest-bearing NOW accounts	9,904	0.4%	10,287	0.4%
Savings and money market accounts	654,014	25.2%	610,571	24.8%
Time deposits	647,536	24.9%	638,658	26.0%
Total deposits	$2,597,550	100.0%	$2,459,135	100.0%

Total deposits at March 31, 2021 were $2.60 billion, an increase of $138.4 million, or 5.6%, from total deposits at December 31, 2020 of $2.46 billion.

The average cost of deposits for the three months ended March 31, 2021 was 0.38%. This represents a decrease of 55 basis points compared to the average cost of deposits of 0.93% for the three months ended March 31, 2020. For the three months ended March 31, 2021, the average rate paid on time deposits was 0.95%, compared to 1.90% for the three months ended March 31, 2020.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

March 31, 2021
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$125,088
After three months through six months	112,522
After six months through twelve months	204,241
After twelve months	77,876
Total	$519,727

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB borrowings: The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2021, and December 31, 2020, total remaining borrowing capacity of $668.8 million and $654.9 million, respectively, was available under this arrangement.

PPPLF borrowings: In conjunction with the PPP, we are also currently participating in the PPPLF which extends loans to banks that are loaning money to small businesses under the PPP. The amount outstanding at March 31, 2021 was $100.1 million and is non-recourse and secured by the amount of the PPP loans we originated. The maturity date of a borrowing under the PPPLF is equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF are included in long-term liabilities on the Company’s consolidated balance sheet and bear interest at a rate of 0.35%.

Subordinated Notes: On July 24, 2020, the Company issued $37 million aggregate principal amount of 6.00% fixed-to-floating rate subordinated notes due 2030 (the “Notes”).  The Notes initially bear interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the then-current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York (provided, that in the event the benchmark rate is less than zero, the benchmark rate will be deemed to be zero) plus 592 basis points, payable quarterly, in arrears. The amount outstanding at March 31, 2021, was $37.0 million.

Line of credit: We entered into a line of credit with a third-party lender in May 2017 that allows us to borrow up to $20 million. In January 2019, we increased this line of credit to allow us to borrow up to $50 million. The interest rate on this line of credit is based upon 90-day LIBOR plus 4.0%, and unpaid principal and interest is due at the stated maturity of May 12, 2022. This line of credit is secured by a pledge of all of the common stock of the Bank. This line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender. At March 31, 2021, total borrowing capacity of $50 million was available under this line of credit.

Total borrowings consisted of the following as of the dates presented:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Short-term FHLB borrowings	$—	$10,000
Long-term FHLB borrowings	51,300	51,890
Long-term PPPLF borrowings	100,099	149,848
Third-party lender line of credit	—	—
Subordinated Notes	36,335	36,295
Secured borrowings (1)	3,952	3,987
Total borrowings	$191,686	$252,020

(1)	See Note 4, Loans, in the notes to our consolidated financial statements included elsewhere in this Form 10-Q for more detail on secured borrowings.

At March 31, 2021, total borrowings were $191.7 million, a decrease of $60.3 million, or 23.9%, from $252.0 million at December 31, 2020.

Short-term borrowings consist of debt with maturities of one year or less. Our short-term borrowings consist of FHLB borrowings. The following table is a summary of short-term borrowings as of and for the periods presented:

	As of/For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Short-term borrowings:
Maximum outstanding at any month-end during the period	$10,000	$10,000
Balance outstanding at end of period	—	10,000
Average outstanding during the period	9,896	2,198
Average interest rate during the period	0.70%	0.70%
Average interest rate at the end of the period	0.70%	0.70%

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$360,779	$345,705
Net income	10,086	4,074
Common stock dividends declared ($0.09 per share)	(1,523)	—
Exercise of stock options and warrants	1,534	401
Stock-based compensation	207	377
Treasury stock purchases	(1,096)	(4,805)
Other comprehensive income (loss)	(4,229)	65
Balance at end of period	$365,758	$345,817

Net income totaled $10.1 million for the three months ended March 31, 2021, an increase of $6.0 million, compared to $4.1 million for the three months ended March 31, 2020. Our results of operations for the three months ended March 31, 2021 produced an annualized return on average assets of 1.32% compared to 0.68% for the three months ended March 31, 2020. Our results of operations for the three months ended March 31, 2021 produced an annualized return on average stockholders’ equity of 11.30% compared to 4.72% for the three months ended March 31, 2020.

Stockholders’ equity was $365.8 million as of March 31, 2021, an increase of $5.2 million from $360.8 million as of December 31, 2020. The increase was primarily driven by net income and offset by share repurchases, dividends, and other comprehensive loss.

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

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We seek to minimize our exposure to loss under these commitments by subjecting them to prior credit approval and ongoing monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. As of March 31, 2021, and December 31, 2020, our reserve for unfunded commitments totaled $90 thousand.

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

The following table summarizes our commitments as of the dates presented:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Unfunded loan commitments	$311,418	$309,411
Commercial and standby letters of credit	3,041	3,272
Total	$314,459	$312,683

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

The following table sets forth the regulatory capital ratios, excluding the impact of the capital conservation buffer, as of the dates indicated:

	Minimum Capital	Minimum Capital Requirement with Capital	Minimum To Be Well	March 31, 2021	December 31, 2020
	Requirement	Buffer	Capitalized	Actual	Actual
Capital ratios (Company):
Tier 1 leverage ratio	4.0%	4.0%	N/A	9.72%	9.90%
Common equity tier 1 capital ratio	4.5%	7.0%	N/A	13.10%	11.94%
Tier 1 risk-based capital ratio	6.0%	8.5%	N/A	13.10%	11.94%
Total risk-based capital ratio	8.0%	10.5%	N/A	15.48%	14.28%

Capital ratios (Bank):
Tier 1 leverage ratio	4.0%	4.0%	5.0%	10.12%	10.30%
Common equity tier 1 capital ratio	4.5%	7.0%	6.5%	13.45%	12.29%
Tier 1 risk-based capital ratio	6.0%	8.5%	8.0%	13.45%	12.29%
Total risk-based capital ratio	8.0%	10.5%	10.0%	14.20%	13.00%

At March 31, 2021, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At March 31, 2021, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2021 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain the Bank’s “well capitalized” status.

As of March 31, 2021, we had a tier 1 leverage ratio of 9.72%. As of March 31, 2021, the Bank had a tier 1 leverage ratio of 10.12%, which provided $61.3 million of excess capital relative to the minimum requirements to be considered “well capitalized.”

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

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. At March 31, 2021 and December 31, 2020, our liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. The Bank maintained five Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $105.0 million as of March 31, 2021 and December 31, 2020. There were no advances under these lines of credit outstanding as of March 31, 2021 or December 31, 2020.

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 6.06 years and an effective duration of 5.21 years as of March 31, 2021.

As of March 31, 2021, we had outstanding $311.4 million in commitments to extend credit and $3.0 million in commitments associated with outstanding commercial and standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2021, we believe we had no exposure to future cash requirements associated with known uncertainties. Capital expenditures, including buildings and construction in process, for the three months ended March 31, 2021 and 2020 were $1.2 million and $2.4 million, respectively.

Treasury Stock

On June 13, 2019, the Company approved a stock buyback program pursuant to which the Company may, from time to time, purchase up to $11.7 million of its outstanding shares of common stock (the “Stock Buyback Program”). The shares may be repurchased under the Stock Buyback Program from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC.  The timing and exact amount of any repurchases under the Stock Buyback Program will depend on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors.  The Stock Buyback Program initially had an expiration date of June 18, 2020. However, on June 15, 2020, the board of directors of the Company amended the Stock Buyback Program to authorize the Company to repurchase an additional $10.0 million of its outstanding shares of common stock and to extend the Stock Buyback Program until June 18, 2021. The Stock Buyback Program may be terminated or amended by the Company’s board of directors at any time prior to the expiration date.

The following table summarizes the share repurchase activity for the three months ended March 31, 2021.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
January 2021	2,338	$17.52	$15,799,984	$5,900,016
February 2021	32,918	18.99	16,425,113	5,274,887
March 2021	23,250	18.50	16,855,238	4,844,762
Total	58,506

During the three months ended March 31, 2021, the Company purchased 58,506 shares of its common stock at a weighted average price of $18.74 per share for an aggregate amount of $1.1 million. The Company accounted for the transaction under the cost method. These transactions are recorded as “Treasury stock purchases” in the accompanying consolidated statements of changes in stockholders’ equity.

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

The following table reconciles, as of the dates set forth below, net interest margin on a fully taxable equivalent basis:

	As of or for the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)
Net interest margin - GAAP basis:
Net interest income	$27,839	$23,798
Average interest-earning assets	2,867,099	2,179,501
Net interest margin	3.94%	4.38%
Net interest margin - Non-GAAP basis:
Net interest income	$27,839	$23,798
Plus:
Impact of fully taxable equivalent adjustment	329	92
Net interest income on a fully taxable equivalent basis	$28,168	$23,890
Average interest-earning assets	2,867,099	2,179,501
Net interest margin on a fully taxable equivalent basis - Non-GAAP basis	3.98%	4.40%

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

Adjustments to earnings per share for the three months ended March 31, 2021 include a $5 thousand gain on sale of investment securities.

The following table reconciles, as of the date set forth below, basic and diluted earnings per common share and presents our basic and diluted earnings per common share exclusive of the impact of our merger-related adjustments:

	As of or for the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)
Basic and diluted earnings per share - GAAP basis:
Net income available to common stockholders	$10,086	$4,074
Weighted average number of common shares - basic	17,103,981	18,184,110
Weighted average number of common shares - diluted	17,518,029	18,441,977
Basic earnings per common share	$0.59	$0.22
Diluted earnings per common share	$0.58	$0.22
Basic and diluted earnings per share - Non-GAAP basis:
Net income available to common stockholders	$10,086	$4,074
Pre-tax adjustments:
Noninterest income
Gain on the sales of investment securities	$(5)	$-
Noninterest expense
Merger-related expenses	—	1,614
Taxes:
NOL Carryback	—	(575)
Tax effect of adjustments	1	(331)
Adjusted net income	$10,082	$4,782
Weighted average number of common shares - basic	17,103,981	18,184,110
Weighted average number of common shares - diluted	17,518,029	18,441,977
Basic earnings per common share - Non-GAAP basis	$0.59	$0.26
Diluted earnings per common share - Non-GAAP basis	$0.58	$0.26

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible equity and presents our tangible book value per share compared to our book value per share:

	March 31, 2021	December 31, 2020
	(Dollars in thousands, except per share data)
Total stockholders' equity	$365,758	$360,779
Less:
Goodwill and other intangible assets	84,676	85,499
Tangible stockholders' equity	$281,082	$275,280
Shares outstanding	17,136,553	17,081,831
Book value per share	$21.34	$21.12
Less:
Goodwill and other intangible assets per share	$4.94	5.01
Tangible book value per share	$16.40	$16.11

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

SBA Servicing Asset

A servicing asset related to SBA loans is initially recorded when these loans are sold and the servicing rights are retained. The servicing asset is recorded on the balance sheet. An updated fair value of the servicing asset is obtained from an independent third party on a quarterly basis and any necessary adjustments are included in SBA loan servicing fees on the consolidated statements of income. The valuation begins with the projection of future cash flows for each asset based on their unique characteristics, market-based assumptions for prepayment speeds and estimated losses and recoveries. The present value of the future cash flows is then calculated utilizing market-based discount ratio assumptions. In all cases, we model expected payments for every loan for each quarterly period in order to create the most detailed cash flow stream possible. We use various assumptions and estimates in determining the impairment of the SBA servicing asset. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.

Recently Issued Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included elsewhere in this Form 10-Q regarding the impact of new accounting pronouncements which we have adopted.

Item 3.        Quantitative and Qualitative Disclosure about Market Risk

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2020, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2020 to March 31, 2021. For additional disclosure of our market risks, see our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.        Risk Factors

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q, the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and such other risk factors as we may disclose in other reports and statements filed with the SEC. There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

On June 13, 2019, the Company’s board of directors approved the Stock Buyback Program pursuant to which the Company may, from time to time, purchase up to $11.7 million of its outstanding shares of common stock. The shares may be repurchased under the Stock Buyback Program from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The timing and exact amount of any repurchases under the Stock Buyback Program will depend on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors. The Stock Buyback Program initially had an expiration date of June 18, 2020. On June 15, 2020, the board of directors of the Company amended the Stock Buyback Program to authorize the Company to repurchase an additional $10 million of its outstanding shares of common stock and to extend the Stock Buyback Program until June 18, 2021.  The Stock Buyback Program may be terminated or amended by the Company’s board of directors at any time prior to the expiration date.

The following table summarizes the share repurchase activity for the three months ended March 31, 2021.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
January 2021	2,338	$17.52	$15,799,984	$5,900,016
February 2021	32,918	18.99	16,425,113	5,274,887
March 2021	23,250	18.50	16,855,238	4,844,762
Total	58,506

Item 3.        Defaults upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Formation of Spirit of Texas Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 6, 2018 (File No. 333-224172)).

3.2

Amended and Restated Bylaws of Spirit of Texas Bancshares, Inc.  (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 6, 2018 (File No. 333-224172)).

3.3

Certificate of Amendment to the Second Amended and Restated Certificate of Formation of Spirit of Texas Bancshares, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 6, 2018 (File No. 333-224172)).

4.1

Form of 6.00% Fixed-to-Floating Rate Subordinated Note due 2030 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2020 (File No. 001-38484)).

10.1†

Employment Agreement, dated February 25, 2021, by and among Spirit of Texas Bancshares, Inc. and Dean O. Bass (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2021 (File No. 001-38484)).

10.2†

Employment Agreement, dated February 25, 2021, by and among Spirit of Texas Bancshares, Inc. and David M. McGuire (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2021 (File No. 001-38484)).

10.3†

Employment Agreement, dated February 22, 2021, by and among Spirit of Texas Bancshares, Inc. and Allison Johnson (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 26, 2021 (File No. 001-38484)).

10.4

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

101*

The following material from Spirit of Texas Bancshares, Inc.’s Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spirit of Texas Bancshares, Inc.

Date: April 30, 2021	By:	/s/ Dean O. Bass
Dean O. Bass
Chairman and Chief Executive Officer

Date: April 30, 2021	By:	/s/ Allison S. Johnson
Allison S. Johnson
EVP and Chief Financial Officer