Form 10-Q
period 2021-06-30
Spirit of Texas Bancshares, Inc.
filed 2021-08-06
CIK 1499453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, the registrant had 17,169,153 shares of common stock, no par value, outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$57,651	$31,396
Interest-bearing deposits in other banks	82,448	231,638
Total cash and cash equivalents	140,099	263,034
Investment securities:
Available for sale securities, at fair value	434,223	212,420
Equity investments, at fair value	23,877	24,000
Total investment securities	458,100	236,420
Loans held for sale	3,220	1,470
Loans:
Loans held for investment	2,272,089	2,388,532
Less: allowance for loan and lease losses	(16,527)	(16,026)
Loans, net	2,255,562	2,372,506
Premises and equipment, net	79,408	83,348
Accrued interest receivable	9,071	11,199
Other real estate owned and repossessed assets	140	133
Goodwill	77,681	77,681
Core deposit intangible	6,240	7,818
SBA servicing asset	2,567	2,953
Deferred tax asset, net	1,962	1,085
Bank-owned life insurance	31,161	15,969
Federal Home Loan Bank and other bank stock, at cost	5,734	5,718
Right of use asset	5,569	—
Other assets	8,241	5,425
Total assets	$3,084,755	$3,084,759
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$772,032	$727,543
Interest-bearing	1,192,067	1,092,934
Total transaction accounts	1,964,099	1,820,477
Time deposits	608,073	638,658
Total deposits	2,572,172	2,459,135
Accrued interest payable	860	1,303
Short-term borrowings	—	10,000
Long-term borrowings	119,052	242,020
Operating lease liability	5,730	—
Other liabilities	9,173	11,522
Total liabilities	2,706,987	2,723,980
Commitments and contingencies (Note 14)
Stockholders' Equity:
Common stock, no par value; 50 million shares authorized; 18,470,371 and 18,329,593 shares issued; 17,164,103 and 17,081,831 shares outstanding	301,202	298,850
Retained earnings	96,111	76,683
Accumulated other comprehensive income (loss)	(2,690)	1,005
Treasury stock, 1,306,268 and 1,247,762 shares repurchased	(16,855)	(15,759)
Total stockholders' equity	377,768	360,779
Total liabilities and stockholders' equity	$3,084,755	$3,084,759

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$30,995	$29,912	$60,824	$57,321
Interest and dividends on investment securities	1,641	457	2,756	961
Other interest income	118	185	343	1,085
Total interest income	32,754	30,554	63,923	59,367
Interest expense:
Interest on deposits	2,081	3,945	4,408	8,452
Interest on FHLB advances and other borrowings	972	558	1,975	1,066
Total interest expense	3,053	4,503	6,383	9,518
Net interest income	29,701	26,051	57,540	49,849
Provision for loan losses	1,349	2,838	2,435	4,009
Net interest income after provision for loan losses	28,352	23,213	55,105	45,840
Noninterest income:
Service charges and fees	1,539	1,270	2,973	2,581
SBA loan servicing fees	203	256	527	266
Mortgage referral fees	384	357	658	559
Swap referral fees	127	262	557	842
Gain on sales of loans, net	—	326	254	790
Gain on sales of investment securities	—	—	5	—
Swap fees	1,411	—	1,532	—
Other noninterest income	194	94	(29)	239
Total noninterest income	3,858	2,565	6,477	5,277
Noninterest expense:
Salaries and employee benefits	9,603	7,946	18,823	19,735
Occupancy and equipment expenses	2,354	2,761	5,016	5,076
Professional services	457	716	981	1,611
Data processing and network	931	849	2,160	1,592
Regulatory assessments and insurance	483	379	1,018	781
Amortization of intangibles	755	919	1,578	1,865
Advertising	47	119	125	272
Marketing	70	38	163	198
Telephone expense	599	483	1,098	890
Conversion expense	-	69	-	1,546
Other operating expenses	1,486	1,825	2,457	3,498
Total noninterest expense	16,785	16,104	33,419	37,064
Income before income tax expense	15,425	9,674	28,163	14,053
Income tax expense	3,015	1,980	5,667	2,285
Net income	$12,410	$7,694	$22,496	$11,768
Earnings per common share:
Basic	$0.72	$0.44	$1.31	$0.66
Diluted	$0.70	$0.44	$1.28	$0.65
Weighted average common shares outstanding:
Basic	17,152,217	17,581,959	17,128,233	17,883,034
Diluted	17,627,958	17,612,919	17,572,066	17,999,206

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$12,410	$7,694	$22,496	$11,768
Other comprehensive income (loss) :
Unrealized net holding gain (loss) on investment securities available for sale, net of (tax) and benefit of $(253), $(143), $1,163 and $(160), respectively	976	540	(4,513)	605
Reclassification adjustment for realized gains on investment securities available for sale included in net income, net of taxes of $0, $0, $1 and $0, respectively	—	—	(4)	—
Change in accumulated gain (loss) on effective cash flow hedge derivatives, net of (tax) and benefit of $125 and $(212), respectively	(442)	—	822	—
Total other comprehensive income (loss)	534	540	(3,695)	605
Total comprehensive income	$12,944	$8,234	$18,801	$12,373

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(Dollars in thousands)

	Shares of Common	Common	Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Stock	Earnings	Stock	Income	Equity
Three Months Ended June 30,
Balance as of April 1, 2020	17,969,012	$297,966	$52,213	$(5,094)	$732	$345,817
Net income	—	—	7,694	—	—	7,694
Exercise of stock options and warrants	2,500	29	—	—	—	29
Stock-based compensation	—	181	—	—	—	181
Treasury stock purchases	(602,939)		—	(6,684)		(6,684)
Other comprehensive income	—	—	—	—	540	540
Balance as of June 30, 2020	17,368,573	298,176	59,907	(11,778)	1,272	$347,577

Balance as of April 1, 2021	17,136,553	$300,591	$85,246	$(16,855)	$(3,224)	$365,758
Net income	—	—	12,410	—	—	12,410
Common stock dividends declared ($0.09 per share)	—	—	(1,545)	—	—	(1,545)
Exercise of stock options and warrants	27,550	333	—	—	—	333
Stock-based compensation	—	278	—	—	—	278
Treasury stock purchases	—	—	—	—	—	-
Other comprehensive loss	—	—	—	—	534	534
Balance as of June 30, 2021	17,164,103	$301,202	$96,111	$(16,855)	$(2,690)	$377,768

Six Months Ended June 30,
Balance as of January 1, 2020	18,258,222	$297,188	$48,139	$(289)	$667	$345,705
Net income	—	—	11,768	—	—	11,768
Exercise of stock options and warrants	34,500	430	—	—	—	430
Stock-based compensation	—	558	—	—	—	558
Treasury stock purchases	(924,149)	—	—	(11,489)	—	(11,489)
Other comprehensive income	—	—	—	—	605	605
Balance as of June 30, 2020	17,368,573	298,176	59,907	(11,778)	1,272	347,577

Balance as of January 1, 2021	17,081,831	$298,850	$76,683	$(15,759)	$1,005	$360,779
Net income	—	—	22,496	—	—	22,496
Common stock dividends declared ($0.09 per share) ($0.07 per share)	—	—	(3,068)	—	—	(3,068)
Exercise of stock options and warrants	140,778	1,867	—	—	—	1,867
Stock-based compensation	—	485	—	—	—	485
Treasury stock purchases	(58,506)	—	—	(1,096)	—	(1,096)
Other comprehensive income	—	—	—	—	(3,695)	(3,695)
Balance as of June 30, 2021	17,164,103	$301,202	$96,111	$(16,855)	$(2,690)	$377,768

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$22,496	$11,768
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,435	4,009
Depreciation and amortization	2,199	2,232
Net amortization (accretion) of premium (discount) on investment securities	1,122	(146)
Amortization of core deposit intangible	1,578	1,865
Accretion of discount on retained SBA loans	(506)	(565)
Deferred tax expense	204	620
Originations of loans held for sale	(3,796)	(13,828)
Proceeds from loans held for sale	2,209	10,945
Net gains on sale of loans held for sale	(155)	(790)
Gain on sale of investment securities	(5)	—
Loss on sale of other real estate owned	3	1
Gain on sale of premises and equipment	(124)	—
Fair value adjustment on SBA servicing asset	424	429
Stock-based compensation	485	558
Increase in cash surrender value of BOLI	(192)	(177)
Net change in operating assets and liabilities:
Net change in accrued interest receivable	2,112	(4,968)
Net change in accrued interest payable	(440)	(233)
Net change in other assets	(7,351)	73
Net change in other liabilities	3,381	484
Net cash provided by operating activities	26,079	12,277
Cash Flows From Investing Activities:
Purchases of investment securities available for sale	(755,341)	(33,995)
Sales of investment securities available for sale	6,914	—
Paydown and maturities of investment securities available for sale	519,820	41,451
Purchase of FHLB and other bank stock	(16)	(82)
Sale of FHLB and other bank stock	—	2,696
Proceeds from the sale of loans held for investment	45,193	50,208
Net change in loans	66,135	(453,767)
Proceeds from the sale of other real estate owned	130	34
Purchase of premises and equipment	(730)	(4,043)
Proceeds from the sale of premises and equipment	1,092	—
Net cash received from branch sale	60	—
Net cash (paid) in business combination	—	(129,461)
Purchase of BOLI	(15,000)	—
Net cash used in investing activities	(131,743)	(526,959)
Cash Flows From Financing Activities:
Net change in deposits	117,994	347,192
Proceeds from long-term borrowings	51,000	105,780
Repayment of long-term borrowings	(172,136)	(26,429)
Proceeds from short-term borrowings	—	23,753
Repayment of short-term borrowings	(10,000)	(13,753)
Net change in secured borrowings	(1,832)	(1,415)
Common stock dividends	(3,068)	—
Purchase of treasury stock	(1,096)	(11,489)
Exercise of stock options and warrants	1,867	430
Net cash (used in) provided by financing activities	(17,271)	424,069
Net Change in Cash and Cash Equivalents	(122,935)	(90,613)
Cash and Cash Equivalents at Beginning of Period	263,034	325,957
Cash and Cash Equivalents at End of Period	$140,099	$235,344
Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,826	$9,712
Income taxes paid	7,300	2,000
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$140	$125
Fair value of assets acquired in business combination, excluding cash	-	259,416
Goodwill recorded	-	11,456
Liabilities assumed in business combination	-	141,412

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

Risks and Uncertainties

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since spread worldwide. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. In addition, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread in the United States in 2021. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant, and the response by governmental bodies and regulators. The ongoing COVID-19 pandemic has severely impacted the level of economic activity in the local, national and global economies and financial markets. During the first and second quarters of 2020, many businesses in Texas and throughout the United States were temporarily closed due to social distancing and/or shelter in place orders. As of June 30, 2021, businesses in Texas have been allowed to re-open; however, the Company and its customers continue to be adversely affected by the ongoing COVID-19 pandemic. The extent to which the COVID-19 pandemic negatively impacts the Company's business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, is unknown at this time and will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic is sustained for a prolonged period of time, it may further adversely impact the Company and impair the ability of the Company's customers to fulfill their contractual obligations to the Company. This could materially and adversely affect the Company’s business operations, asset valuations, financial condition, and results of operations. For additional risks related to the ongoing COVID-19 pandemic, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2021, and the Company’s other filings with the SEC.

In response to the pandemic, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). This legislation aims to provide relief for individuals and businesses that have been negatively impacted by the coronavirus pandemic. Section 4013 of the CARES Act provides financial institutions the opportunity to opt out of applying the “troubled debt restructuring” (“TDR”) accounting guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of (i) 60 days after the end of the national emergency proclamation or (ii) December 31, 2020. Section 541 of the Consolidated Appropriations Act, 2021, amended Section 4013 of the CARES Act to extend this relief to the earlier of (i) 60 days after the end of the national emergency proclamation or (ii) January 1, 2022. A financial institution may elect to suspend U.S. generally accepted accounting principles (“GAAP”) only for a loan that was not more than 30 days past due as of December 31, 2019. The Bank adopted this provision of the CARES Act.

Additionally, the CARES Act contained provisions that impact federal income taxes including but not limited to an extension to pay and file federal tax returns, bonus depreciation on qualified improvement property and the ability to carry back certain net operating losses to a prior year.  The Bank utilized the filing and payment extension and net operating loss carryback provisions of the CARES Act.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Non-Interest Income
In-scope of Topic 606
Deposit accounts core service charges	$379	$312	$735	$523
Deposit account transaction based fee income	1,160	958	2,238	2,058
Swap referral fees	127	262	557	842
Mortgage referral fees	384	357	658	559
Non-Interest Income (in-scope of Topic 606)	2,050	1,889	4,188	3,982
Non-Interest Income (out-of-scope of Topic 606)	1,808	676	2,289	1,295
Total Non-Interest Income	$3,858	$2,565	$6,477	$5,277

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. The Company did not have any significant contract balances at June 30, 2021 or December 31, 2020.

Contract Acquisition Costs

In connection with the adoption of FASB ASC Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not capitalized any contract acquisition costs for the three or six months ending June 30, 2021 or 2020.

NOTE 3. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

	Amortized	Unrealized		Fair
June 30, 2021	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
State and municipal obligations	35,583	226	125	35,684
Residential mortgage-backed securities	360,336	1	5,682	354,654
Corporate bonds	42,723	1,242	80	43,885
Total available for sale	$438,642	$1,469	$5,887	$434,223

	Amortized	Unrealized		Fair
December 31, 2020	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
State and municipal obligations	$36,258	$927	$-	$37,185
Residential mortgage-backed securities	132,130	278	267	132,142
Corporate bonds and other debt securities	42,768	433	109	43,093
Total available for sale	$211,156	$1,638	$376	$212,420

Taxable interest and dividends on investment securities were $1.5 million and $419 thousand for the three months ended June 30, 2021 and 2020, respectively. Tax-exempt interest and dividends on investment securities were $156 thousand and $38 thousand for the three months ended June 30, 2021 and 2020, respectively.

Taxable interest and dividends on investment securities were $2.4 million and $884 thousand for the six months ended June 30, 2021 and 2020, respectively. Tax-exempt interest and dividends on investment securities were $313 thousand and $77 thousand for the six months ended June 30, 2021 and 2020, respectively.

There were $248.1 million and $91.5 million of securities pledged to collateralize public funds at June 30, 2021 and December 31, 2020, respectively.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows for the period presented:

	Amortized	Fair
June 30, 2021	Cost	Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$318	$318
Due after one year through five years	9,476	9,590
Due after five years through ten years	31,014	32,109
Due after ten years	37,498	37,552
Residential mortgage-backed securities	360,336	354,654
Total available for sale	$438,642	$434,223

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
June 30, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
State and municipal obligations	14	—	12,995	125	13,009	125
Residential mortgage-backed securities	—	—	354,553	5,682	354,553	5,682
Corporate bonds	—	—	1,011	80	1,011	80
Total available for sale	$14	$—	$368,559	$5,887	$368,573	$5,887

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Available for sale:
U.S. Treasury securities	$—	$—	$—	$—	$-	$-
State and municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	53,598	267	—	—	53,598	267
Corporate bonds and other debt securities	17,087	109	—	—	17,087	109
Total available for sale	$70,685	$376	$-	$-	$70,685	$376

At June 30, 2021, the Company’s securities portfolio consisted of 109 securities, 73 of which were in an unrealized loss position.

The Company monitors its investment securities for other-than-temporary-impairment (“OTTI”). Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at June 30, 2021. The following describes the basis under which the Company has evaluated OTTI:

Municipal, Residential Mortgage-Backed Securities (“MBS”), and Corporate Debt:

The unrealized losses associated with state and municipal obligations, residential mortgage-backed securities, and corporate bonds and other debt securities are primarily driven by changes in interest rates. At June 30, 2021, the unrealized losses for these securities resulted primarily from changes in interest rates and spreads.

There were no sales of investment securities for the three months ended June 30, 2021 or 2020. Sales proceeds from the sale of available for sale securities for the six months ended June 30, 2021 were $6.9 million, which resulted in gross realized gains of $5 thousand.  There were no securities sold for the six months ended June 30, 2020.

Equity Investments:

Equity investments at fair value consist of an investment in the CCM Community Impact Bond Fund. At June 30, 2021 and December 31, 2020, the fair value of equity securities totaled $23.9 million and $24.0 million, respectively. Subsequent changes in fair value are recognized in other noninterest income.  For the three months ended June 30, 2021 a loss of $67 thousand was included in other noninterest income. For the six months ended June 30, 2021, a loss of $333 thousand was included in other non-interest income. The Company did not hold any equity securities for the three or six months ended June 30, 2020. As such, there were no fair value changes for the three or six months ended June 30, 2020.

NOTE 4. LOANS

Total loans held in portfolio consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Acquired Loans (1)	Organic Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial loans (2)	$39,073	$496,535	$535,608
Real estate:
1-4 single family residential loans	76,023	280,480	356,503
Construction, land and development	51,718	293,702	345,420
Commercial real estate loans (including multifamily)	300,039	664,526	964,565
Consumer loans and leases	1,854	6,590	8,444
Municipal and other loans	4,850	56,699	61,549
Total loans held in portfolio (3)	$473,557	$1,798,532	$2,272,089

	December 31, 2020
	Acquired Loans (1)	Organic Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial loans (2)	$53,857	$521,129	$574,986
Real estate:
1-4 single family residential loans	93,840	270,299	364,139
Construction, land and development	131,734	283,754	415,488
Commercial real estate loans (including multifamily)	333,489	623,254	956,743
Consumer loans and leases	3,088	8,650	11,738
Municipal and other loans	6,103	59,335	65,438
Total loans held in portfolio (3)	$622,111	$1,766,421	$2,388,532

(1)

Acquired loans include loans acquired in the acquisitions of Comanche, National Corporation, First Beeville Financial Corporation, and Chandler Bancorp, Inc. and its subsidiary, Citizens State Bank (together, “Citizens”), and the Simmons Bank branch acquisition.  All loans originated after acquisition close date are included in organic loans.

(2)	Organic loans balance includes $64.9 million and $70.8 million of the unguaranteed portion of SBA loans as of June 30, 2021 and December 31, 2020, respectively.
(3)	Organic loans balance includes $(10.2) million and $(8.2) million of deferred fees, cost, premium and discount as of June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, the Company had pledged loans as collateral for Federal Home Loan Bank (“FHLB”) advances of $969.6 million and $927.3 million, respectively. Additionally, at June 30, 2021 and December 31, 2020, the Company had pledged loans as collateral associated with the Paycheck Protection Program Liquidity Facility (“PPPLF”) of $37.2 million and $149.8 million, respectively.   There were no recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2021 and December 31, 2020.

The Company originates and sells loans secured by the SBA. The Company retains the unguaranteed portion of the loan and servicing on the loans sold and receives a fee based upon the principal balance outstanding. During the three months ended June 30, 2021, the Company did not have any loan sales. During the three months ended June 30, 2020, the Company sold approximately $4.5 million in SBA loans to third parties. The loan sales resulted in realized gains of $326 thousand for the three months ended June 30, 2020. During the six months ended June 30, 2021, the Company sold approximately $2.0 million in SBA loans to third parties. The loan sales resulted in realized gains of $155 thousand for the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company sold approximately $10.1 million in SBA loans to third parties. The loan sales resulted in realized gains of $790 thousand for the six months ended June 30, 2020.

During the fourth quarter of 2020 and continuing into the first quarter of 2021, we originated loans to qualified mid-sized businesses under the Main Street Lending Program administered by the Federal Reserve Bank of Boston special purpose vehicle.  Under the terms of the program 95 percent of the loan balance is purchased by the Federal Reserve Bank of Boston special purpose vehicle one day following origination.  During the three months ended June 30, 2021, the Company did not have any Main Street loan sales.  At June 30, 2021 and December 31, 2020, the unpaid principal balance of loans serviced for others related to the Main Street Lending Program was $345.9 million and $400.3 million, respectively. During the six months ended June 30, 2021, the Company sold approximately $10.5 million of loans to the Federal Reserve Bank of Boston special purpose vehicle.  The loan sales resulted in realized gains of $99 thousand for the six months ended June 30, 2021.

In April 2020, we began originating loans to qualified small businesses under the Paycheck Protection Program (the “PPP”) administered by the SBA under the provisions of the CARES Act. Total PPP loans originated by the Bank and not forgiven by the SBA as of June 30, 2021 were $187.7 million and are included in the commercial and industrial segment of our loan portfolio. These loans are fully guaranteed by the SBA, carry a contractual term of two to five years, depending on the date of origination, and an interest rate of 1.00%. In conjunction with originating PPP loans, the Company has $4.8 million of deferred origination fees, net of costs at June 30, 2021 which will be recognized over the 2.2 year weighted average life of the loans or at the date of forgiveness by the SBA if earlier.  In conjunction with the PPP, we are also currently participating in the PPPLF which extends loans to banks who are loaning money to small businesses under the PPP. The amount of borrowings under the PPPLF as of June 30, 2021 was $37.2 million and is non-recourse and secured by the amount of the PPP loans we originate. The maturity date of a borrowing under the PPPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF are included in long-term liabilities on the consolidated balance sheet and bear interest at a rate of 0.35%. Additionally, a bank may exclude all PPP loans pledged as collateral to the PPPLF from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPPLF will be included.

Due to the rights retained on certain loan participations sold, the Company is deemed to have retained effective control over these loans under ASC 860, “Transfers and Servicing.” These loans can no longer be reported as sold, and must be reported on the balance sheet as loans held for investment regardless of whether the Company intends to exercise its rights. These loans are reported as loans held for investment with the offsetting liability recorded as long-term borrowings. The amount of secured borrowings included in loans held for investment and long-term borrowings at June 30, 2021 and December 31, 2020 was $2.2 million and $4.0 million, respectively.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of loans serviced for others, including SBA loans, were $173.3 million and $193.3 million at June 30, 2021 and December 31, 2020, respectively.

In the ordinary course of business, the Company makes loans to executive officers and directors. Loans to these related parties, including companies in which they are principal owners, are as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Principal outstanding, beginning of year	$6,778	$7,447	$7,581	$6,005
Additions (reductions) of affiliations	—	—	—	—
New loans made in current year	80	1,130	1,052	2,849
Repayments	(787)	(1,649)	(2,562)	(1,926)
Principal outstanding, end of year	$6,071	$6,928	$6,071	$6,928

There were $2.0 million in unfunded commitments to related parties at June 30, 2021. There were $1.8 million in unfunded commitments to related parties at December 31, 2020.

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

At June 30, 2021, purchased credit impaired loans totalled $547 thousand and the Company believes that all contractual principal and interest will be received.  Purchased credit impaired loans are not included in the impaired loans disclosure within this Note.

At June 30, 2021 no provision for loan losses has been recorded for PPP loans.  PPP loans are fully guaranteed by the SBA and therefore carry a zero percent reserve.  PPP loans also carry a put-back provision in the event that a PPP loan is fraudulently originated and the Bank is at fault.  Management does not deem a put-back reserve necessary at this time.

The following tables present information related to allowance for loan and lease losses for the periods presented:

	Allowance Rollforward
Three Months Ended June 30, 2021	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$9,682	$(1,136)	$17	$1,183	$9,746
Real estate:
1-4 single family residential loans	84	(12)	1	66	139
Construction, land and development loans	1,886	—	—	(589)	1,297
Commercial real estate loans (including multifamily)	4,456	—	—	683	5,139
Consumer loans and leases	113	(14)	6	(11)	94
Municipal and other loans	93	—	2	17	112
Ending allowance balance	$16,314	$(1,162)	$26	$1,349	$16,527

	Allowance Rollforward
Three Months Ended June 30, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,484	$(455)	$5	$2,279	$6,313
Real estate:
1-4 single family residential loans	35	—	—	72	107
Construction, land and development loans	1,293	—	—	(35)	1,258
Commercial real estate loans (including multifamily)	1,749	—	—	414	2,163
Consumer loans and leases	51	(107)	2	103	49
Municipal and other loans	8	—	2	5	15
Ending allowance balance	$7,620	$(562)	$9	$2,838	$9,905

	Allowance Rollforward
Six Months Ended June 30, 2021	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$9,086	$(1,946)	$34	$2,572	$9,746
Real estate:
1-4 single family residential loans	147	(13)	1	4	139
Construction, land and development loans	1,744	—	—	(447)	1,297
Commercial real estate loans (including multifamily)	4,843	—	—	296	5,139
Consumer loans and leases	145	(33)	20	(38)	94
Municipal and other loans	61	—	3	48	112
Ending allowance balance	$16,026	$(1,992)	$58	$2,435	$16,527

	Allowance Rollforward
Six Months Ended June 30, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,078	$(709)	$9	$2,935	$6,313
Real estate:
1-4 single family residential loans	31	—	—	76	107
Construction, land and development loans	1,055	—	—	203	1,258
Commercial real estate loans (including multifamily)	1,451	—	—	712	2,163
Consumer loans and leases	68	(159)	14	126	49
Municipal and other loans	54	—	4	(43)	15
Ending allowance balance	$6,737	$(868)	$27	$4,009	$9,905

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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment for the periods presented:

	Accruing
June 30, 2021	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$530,361	$70	$278	$—	$4,899	$535,608
Real estate:
1-4 single family residential loans	355,733	411	112	—	247	356,503
Construction, land and development	342,852	2,568	—	—	—	345,420
Commercial real estate loans (including multifamily)	961,510	761	—	—	2,294	964,565
Consumer loans and leases	8,357	21	—	—	66	8,444
Municipal and other loans	61,509	24	—	—	16	61,549
Total loans	$2,260,322	$3,855	$390	$—	$7,522	$2,272,089

	Accruing
December 31, 2020	Current	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Non- Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$567,491	$2,295	$271	$-	$4,929	$574,986
Real estate:
1-4 single family residential loans	362,505	99	28	—	1,507	364,139
Construction, land and development	415,135	136	—	—	217	415,488
Commercial real estate loans (including multifamily)	953,823	1,084	—	—	1,836	956,743
Consumer loans and leases	11,618	8	4	—	108	11,738
Municipal and other loans	65,416	—	22	—	—	65,438
Total loans	$2,375,988	$3,622	$325	$-	$8,597	$2,388,532

There were no loans 90 days or more past due and still accruing at June 30, 2021.  There were no loans 90 days or more past due and still accruing at December 31, 2020. All loans with active deferral periods related to the COVID-19 pandemic are excluded from non-accrual and days past due reporting.

At June 30, 2021, non-accrual loans that were 30 to 59 days past due equaled $1.3 million, non-accrual loans that were 60 to 89 days past due equaled $871 thousand and non-accrual loans that were 90 days or more past due equaled $2.3 million. At December 31, 2020, non-accrual loans that were 30 to 59 days past due were $930 thousand, non-accrual loans that were 60 to 89 days past due equaled $545 thousand, and non-accrual loans that were 90 days or more past due equaled $2.2 million.

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

The following tables summarize the Company’s loans by key indicators of credit quality for the periods presented:

June 30, 2021	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$517,304	$1,985	$16,303	$16
Real estate:
1-4 single family residential loans	355,789	—	714	—
Construction, land and development	342,851	2,569	—	—
Commercial real estate loans (including multifamily)	908,374	42,672	13,519	—
Consumer loans and leases	8,378	—	61	5
Municipal and other loans	57,445	4,012	92	—
Total loans	$2,190,141	$51,238	$30,689	$21

December 31, 2020	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$554,685	$1,332	$18,723	$246
Real estate:
1-4 single family residential loans	360,337	—	3,802	—
Construction, land and development	411,151	4,120	217	—
Commercial real estate loans (including multifamily)	935,865	10,913	9,965	—
Consumer loans and leases	11,626	—	112	—
Municipal and other loans	62,273	3,085	80	—
Total loans	$2,335,937	$19,450	$32,899	$246

Internal risk ratings and other credit metrics are key factors in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan and lease losses.

The following tables show the Company’s investment in loans disaggregated based on the method of evaluating impairment for the periods presented:

	Loans - Recorded Investment		Allowance for Credit Loss
June 30, 2021	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$4,942	$530,666	$3,376	$6,370
Real estate:
1-4 single family residential loans	372	356,131	1	138
Construction, land and development	—	345,420	—	1,297
Commercial real estate loans (including multifamily)	2,294	962,271	508	4,631
Consumer loans and leases	66	8,378	66	28
Municipal and other loans	69	61,480	53	59
Total loans	$7,743	$2,264,346	$4,004	$12,523

	Loans - Recorded Investment		Allowance for Credit Loss
December 31, 2020	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial loans	$4,978	$570,008	$3,488	$5,598
Real estate:
1-4 single family residential loans	1,637	362,502	1	146
Construction, land and development	217	415,271	—	1,744
Commercial real estate loans (including multifamily)	1,837	954,906	500	4,343
Consumer loans and leases	108	11,630	90	55
Municipal and other loans	52	65,386	—	61
Total loans	$8,829	$2,379,703	$4,079	$11,947

The following tables set forth certain information regarding the Company’s impaired loans that were evaluated for specific reserves for the periods presented:

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
June 30, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,781	$3,825	$3,376	$1,161	$1,164
Real estate:
1-4 single family residential loans	4	3	1	368	369
Construction, land and development	—	—	—	—	—
Commercial real estate loans (including multifamily)	847	853	508	1,447	1,446
Consumer loans and leases	66	66	66	—	—
Municipal and other loans	69	70	53	—	—
Total loans	$4,767	$4,817	$4,004	$2,976	$2,979

	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,407	$4,453	$3,488	$566	$571
Real estate:
1-4 single family residential loans	5	5	1	1,632	1,612
Construction, land and development	—	—	—	217	215
Commercial real estate loans (including multifamily)	1,308	1,281	500	528	528
Consumer loans and leases	90	90	90	24	28
Municipal and other loans	—	—	—	52	52
Total loans	$5,810	$5,829	$4,079	$3,019	$3,006

	Three Months Ended June 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and industrial loans	$5,497		$3,590	$—
Real estate:
1-4 single family residential loans	671	—	1,547	—
Construction, land and development	—	—	216	—
Commercial real estate loans (including multifamily)	1,375	—	2,232	—
Consumer loans and leases	57	—	11	—
Municipal and other loans	66	—	—	—
Total loans	$7,666	$—	$7,596	$—

Troubled Debt Restructurings:

The following table provides a summary of troubled debt restructurings (“TDRs”) based upon delinquency status, all of which are considered impaired, for the periods presented:

	June 30, 2021		December 31, 2020
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial loans	2	$43	2	$49
Real estate:
1-4 single family residential loans	2	124	3	130
Construction, land and development	—	—	—	—
Commercial real estate loans (including multifamily)	—	—	—	—
Consumer loans and leases	—	—	—	—
Municipal and other loans	1	53	1	52
Total performing TDRs	5	220	6	231
Nonperforming TDRs	14	870	14	652
Total TDRs	19	$1,090	20	$883
Allowance attributable to TDRs		$408		$421

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

The CARES Act includes a provision for the Company to opt out of applying the TDR accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. Loans with an unpaid principal balance of $2.6 million remained in active deferral periods at June 30,2021.

Three Months Ended June 30,
	2021				2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in thousands)
Commercial and industrial loans	—	$—	$—	$—	1	$276	$276	$276
Real estate:
1-4 single family residential loans	—	—	—	—	—	—	—	—
Construction, land and development	—	—	—	—	—	—	—	—
Commercial real estate loans (including multifamily)				—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—
Municipal and other loans	—	—	—	—	—	—	—	—

	For the Six Months Ended June 30,
	2021				2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
	(Dollars in thousands)
Commercial and industrial loans	—	$—	$—	$—	5	$444	$444	$332
Real estate:
1-4 single family residential loans	—	—	—	—	—	—	—	—
Construction, land and development	—	—	—	—	—	—	—	—
Commercial real estate loans (including multifamily)	2	321	321	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—
Municipal and other loans	—	—	—	—	—	—	—	—

There have been no defaults of TDRs that took place within the three or six months ended June 30, 2021 and 2020.

NOTE 6. GOODWILL AND INTANGIBLES

Goodwill and other intangible assets, which consist of core deposit intangibles, are summarized as follows:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
	(Dollars in thousands)
Beginning goodwill	$77,681	$68,503
Arising from business combination	—	11,456
Measurement Period Adjustments	—	(2,278)
Ending goodwill	$77,681	$77,681

Core deposit intangible	19,722	19,722
Arising from business combination	—	—
Less: Accumulated amortization	(13,482)	(11,904)
Core deposit intangible, net	$6,240	$7,818

Amortization expense for core deposit intangibles for the three months ended June 30, 2021 and 2020 totaled $755 thousand and $919 thousand, respectively. Amortization expense for core deposit intangibles for the six months ended June 30, 2021 and 2020 totaled $1.6 million and $1.9 million, respectively.

The estimated amount of amortization expense for core deposit intangibles to be recognized over the next five fiscal years is as follows:

Type of intangibles	Remainder of 2021	2022	2023	2024	2025	2026
	(Dollars in thousands)
Core deposit intangible	$1,450	$2,219	$1,575	$745	$200	$51

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

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of SBA loans serviced for others were $173.3 million and $193.3 million at June 30, 2021 and December 31, 2020, respectively. SBA loan servicing fees were $203 thousand and $256 thousand for the three months ended June 30, 2021 and 2020, respectively. SBA loan servicing fees were $527 thousand and $266 thousand for the six months ended June 30, 2021 and 2020, respectively.

The risks inherent in the SBA servicing asset relate primarily to changes in prepayments that result from shifts in interest rates.  The following summarizes the activity pertaining to SBA servicing rights, which are in the consolidated balance sheets, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Beginning balance	$2,821	$3,055	$2,953	$3,355
Origination of servicing assets	—	84	38	189
Change in fair value:
Due to run-off	(135)	(135)	(270)	(275)
Due to market changes	(119)	111	(154)	(154)
Ending balance	$2,567	$3,115	$2,567	$3,115

NOTE 8. LEASES

ASU 2016-02, “Leases (Topic 842),” became effective for the Company on January 1, 2021. The Company adopted FASB ASC Topic 842 utilizing the modified retrospective transition approach prescribed by ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” The Company did not elect the package of practical expedients, which includes reassessing whether any expired or existing contracts are or contain leases, reassessing the lease classification and reassessing initial direct costs. Also, the Company did not elect to adopt the hindsight practical expedient therefore maintaining the lease terms previously determined under FASB ASC Topic 840, “Leases.” The Company accounts for lease and non-lease components separately where applicable as such amounts are readily determinable.

Once the Company identifies and determines certain contracts are leases according to FASB ASC Topic 842, the Company classifies it as an operating or a finance lease and recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date. The lease liability represents the present value of the lease payments that remain unpaid as of the commencement date and ROU is the initial lease liability recognized for the lease plus any lease payments made to the lessor at or before the commencement date as well as any initial direct costs less any lease incentives received.

The Company does not have any finance leases at June 30, 2021. The Company has operating leases for its office branches, operations offices, and certain equipment utilized at those properties.  Property leases typically have original lease terms ranging from 1 to 10 years, some of which may also include an option to extend the lease beyond the original lease term. The Company includes renewal and termination options within the lease term if deemed reasonably certain of exercise. The remainder of the lease portfolio is comprised of equipment leases that have remaining lease terms of 1 year to 3 years. Operating leases may vary in term and, from time to time, include incentives and/or rent escalations. Examples of these type of incentives may include periods of “free” rent and leasehold improvement incentives. The Company recognizes incentives on a straight-line basis over the lease term as a reduction or increase to rent expense, as applicable, within occupancy and equipment expenses in the consolidated statements of income. As of June 30, 2021, the Company’s operating lease ROU asset and operating lease liability totaled $5.6 million and $5.7 million, respectively. The Company’s leases typically have one or more renewal options included in the lease contract. Due to the nature of the Company’s leases, for leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain.

In order to calculate its ROU assets and lease liabilities, FASB ASC Topic 842 requires the Company to use the rate of interest implicit in the lease when readily determinable. If the rate implicit in the lease is not readily determinable, the Company is required to use its incremental borrowing rate, which is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. The Company was unable to determine the implicit interest rate in any of the leases and therefore used its incremental borrowing rate.

The table below presents additional information related to the Company’s leases as of June 30, 2021:

June 30, 2021
Weighted-average remaining term (in years) - operating leases	4.30
Weighted-average discount rate - operating leases (1)	4.00%

(1) The incremental borrowing rate used to calculate the lease liability was determined based on facts and circumstances of the economic environment and the Company's credit standing as of the effective date of ASC 842. Additionally, the total lease term and total lease payments were also considered in determining the rate.

The Company’s leases have remaining lease terms of 1 to 10 years, with a weighted average lease term of 4.30 years at June 30, 2021.

The following is a schedule of the Company’s operating lease liabilities by contractual maturity as of June 30, 2021:

(Dollars in thousands)

2021 (excluding 6 months ended June 30, 2021)	1,113
2022	1,784
2023	1,009
2024	812
2025	625
Thereafter	883
Total Lease Payments	6,226
Less: Imputed Interest	496
Total present value of lease liabilities	5,730

Total operating lease costs of $513 thousand were included as part of occupancy and equipment expense for the three months ended June 30, 2021. Total operating lease costs of $1.3 million were included as part of occupancy and equipment expense for the six months ended June 30, 2021.

The below table shows the supplemental cash flow information related to the Company’s operating leases for the three and six months ended June 30, 2021:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
	(Dollars in thousands)
Operating cash flows (fixed payments) included in occupancy and equipment expenses	$559	$1,130
Operating cash flows (liability reduction) included in occupancy and equipment expenses	501	839

NOTE 9. DEPOSITS

The following table sets forth the Company’s deposits by category for the periods presented:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Noninterest-bearing demand deposits	$772,032	$727,543
Interest-bearing demand deposits	529,513	472,075
Interest-bearing NOW accounts	10,763	10,288
Savings and money market accounts	651,791	610,571
Time deposits	608,073	638,658
Total deposits	$2,572,172	$2,459,135
Time deposits $100,000 and greater	$496,588	$515,738
Time deposits $250,000 and greater	195,533	190,236
Related party deposits (executive officers and directors)	14,763	18,767

The aggregate amount of overdraft demand deposits reclassified to loans was $138 thousand and $88 thousand at June 30, 2021 and December 31, 2020, respectively. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totaled $504.5 million, $78.1 million, $9.8 million, $6.8 million and $8.8 million, respectively. The Company held no brokered certificates of deposit as of June 30, 2021 and December 31, 2020.

NOTE 10. FHLB AND OTHER BORROWINGS

The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. At June 30, 2021 and December 31, 2020, the Company had pledged loans as collateral for FHLB advances of $969.6 million and $927.3 million, respectively. At June 30, 2021, the Company had additional capacity to borrow from the FHLB of $778.2 million.

Short-term borrowings

Short-term FHLB borrowings: At June 30, 2021, the Company had no short-term FHLB borrowings. As of December 31, 2020, the Company had $10 million of short term FHLB borrowings with an average interest rate of 0.70%. All short-term FHLB borrowings outstanding at December 31, 2020 had fixed interest rates.

Long-term borrowings

Line of Credit: The Company entered into an unsecured line of credit with a third party lender in May 2017 which allowed it to borrow up to $20.0 million. The interest rate on the facility is LIBOR plus 4.00% per annum, and unpaid principal and interest is due at the stated maturity on May 12, 2022. The line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender.  During 2019, the line of credit was increased to a total borrowing capacity of $50.0 million.  There were no outstanding advances at June 30, 2021 or December 30, 2020.

Long-term FHLB borrowings:

Long-term borrowings from the FHLB outstanding for the periods presented are as follows:

		Range of	Weighted		Range of	Weighted
	June 30,	Contractual	Average	December 31,	Contractual	Average
	2021	Interest Rates	Interest Rate	2020	Interest Rates	Interest Rate
	(Dollars in thousands)
Repayable during the years ending December 31,
2021	4,010	1.48% - 2.99%	0.36%	8,636	1.48% - 2.99%	1.73%
2022	1,405	1.86% - 2.99%	0.95%	4,584	1.86% - 2.99%	2.23%
2023	6,141	1.86% - 2.99%	1.29%	6,489	1.86% - 2.99%	2.44%
2024	10,496	1.86% - 2.99%	1.84%	10,723	1.86% - 2.99%	2.62%
2025	2,578	1.86% - 2.99%	0.74%	2,649	1.86% - 2.99%	2.26%
2026-2032	18,678	2.10% - 2.99%	1.51%	18,809	2.10% - 2.99%	2.26%
Total long-term FHLB borrowings	$43,308			$51,890

For the three months ended June 30, 2021 and the year ended December 31, 2020, the Company maintained long-term borrowings with the FHLB averaging $60.9 million and $65.0 million, respectively, with an average cost of approximately 2.29%. Substantially all long-term FHLB borrowings outstanding at June 30, 2021 and December 31, 2020 had fixed interest rates.  At both June 30, 2021 and December 31, 2020, $16 million of FHLB borrowings outstanding were callable.

The Company maintained five, unsecured Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $115.0 million as of June 30, 2021. There were no advances under these lines of credit outstanding as of June 30, 2021.

Paycheck Protection Program Liquidity Facility: In conjunction with the PPP, we are also currently participating in the PPPLF which extends loans to banks that are loaning money to small businesses under the PPP. The amount outstanding at June 30, 2021 and December 31, 2020 was $37.2 million and $149.8 million, respectively, and is non-recourse and secured by the amount of the PPP loans we originated. The maturity date of a borrowing under the PPPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF are included in long-term liabilities on the Company’s consolidated balance sheet and bear interest at a rate of 0.35%.

Subordinated Notes: On July 24, 2020, the Company issued $37 million aggregate principal amount of 6.00% fixed-to-floating rate subordinated notes due 2030 (the “Notes”).  The Notes initially bear interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the then-current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York (provided, that in the event the benchmark rate is less than zero, the benchmark rate will be deemed to be zero) plus 592 basis points, payable quarterly, in arrears. The amount outstanding at each of June 30, 2021 and December 31, 2020 was $37.0 million.

Secured borrowings: Due to the rights retained on certain loan participations sold, the Company is deemed to have retained effective control over these loans under FASB ASC Topic 860, “Transfers and Servicing”, and therefore these participations sold must be accounted for as a secured borrowing. At June 30, 2021, total secured borrowings were $2.2 million which are included in loans held for investment and long-term borrowings.  At December 31, 2020, total secured borrowings were $4.0 million which are included in loans held for investment and long-term borrowings. None of the secured borrowings mature in the next five years following the latest balance sheet date.

NOTE 11. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Spirit of Texas Bancshares, Inc. 2008 Stock Plan (the “2008 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2008 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2021	840,872	$-
Granted	—
Exercised	(130,700)	$13.61	1,206
Forfeited	(260)	$14.15
Expired	—	—
Outstanding at June 30, 2021	709,912	$13.45	6,666	3.06
Vested and exercisable at June 30, 2021	701,122	$13.46	6,577	3.03

The total unrecognized compensation cost of $7 thousand related to the 2008 Stock Plan for the share awards outstanding at June 30, 2021 will be recognized over a weighted average remaining period of 0.30 years.

Spirit of Texas Bancshares, Inc. 2017 Stock Plan (the “2017 Stock Plan”)

Option activity for the period indicated is summarized as follows:

	2017 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2021	197,714	$-
Granted	—	$-	—
Exercised	(2,250)	$15.00	18
Forfeited	(250)	$-
Expired	(5,958)	$-
Outstanding at June 30, 2021	189,256	$17.48	1,014	6.19
Vested and exercisable at June 30, 2021	131,988	$17.01	769	6.09

The total unrecognized compensation cost of $240 thousand related to the 2017 Stock Plan for the share awards outstanding at June 30, 2021 will be recognized over a weighted average remaining period of 1.65 years.

2017 Stock Plan – Restricted Stock Unit Awards

During the six month period ending June 30, 2021, the Company granted a total of 81,807 restricted stock units to employees and directors that vest in full (i.e., cliff vesting) on the five year anniversary of the grant date. The aggregate fair value of the restricted stock units on the respective grant dates was $1.8 million and will be recognized as compensation expense over the requisite vesting period ending on the respective five year anniversary of the restricted stock unit award’s grant date.

The following table presents the activity during the period indicated related to restricted stock units from the 2017 Stock Plan:

	2017 Stock Plan
	Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	200,239	$13.31
Granted	81,807
Vested	(25,691)
Forfeited	(8,981)
Outstanding at June 30, 2021	247,374	$16.50

A summary of selected data related to stock-based compensation expense for the three months ended June 30, 2021 and 2020 are as follows:

	Restricted Stock Unit Awards
	June 30,
	2021	2020
	(Dollars in thousands)
Stock-based compensation expense	$369	$473
Unrecognized compensation expense related to stock-based compensation	$3,750	$1,611
Weighted-average life over which expense is expected to be recognized (years)	4.08	4.46

Warrants

In connection with the acquisition of Oasis Bank in 2012, the Company issued warrants for 19,140 shares of stock (the “Oasis Bank Warrants”). The Oasis Bank Warrants are exercisable at $12.84 per share and expire in November 2022. Activity for the Oasis Bank Warrants for the period indicated is summarized as follows:

	Oasis Warrants
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2021	19,140	$12.84
Granted	—	—
Exercised	(3,828)	12.84	$38
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2021	15,312	$12.84	$153	1.67
Vested and exercisable at June 30, 2021	15,312	$12.84	$153	1.67

NOTE 12. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Net income available to common stockholders	$12,410	$7,694	$22,496	$11,768
Weighted average number of common shares - basic	17,152,217	17,581,959	17,128,233	17,883,034
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	475,741	30,960	443,832	116,172
Weighted average number of common shares - diluted	17,627,958	17,612,919	17,572,066	17,999,206
Basic earnings per common share	$0.72	$0.44	$1.31	$0.66
Diluted earnings per common share	$0.70	$0.44	$1.28	$0.65
Anti-dilutive warrants and stock options	—	-	—	-

NOTE 13. INCOME TAXES

The effective tax rates for the three months ended June 30, 2021 and 2020 were 19.6% and 20.5%, respectively. The effective tax rate for the three months ended June 30, 2021 was favorably impacted by tax benefits received related to the exercise of non-qualified stock options. The effective tax rates for the six months ended June 30, 2021 and 2020 were 20.1% and 16.3%, respectively. The effective tax rate for the six months ended June 30, 2020 was favorably impacted by a discrete income tax benefit in the amount of $575 thousand driven by the Company’s decision to carry back certain net operating losses as allowed by the CARES Act, which was enacted on March 27, 2020.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of and for both periods ending June 30, 2021 and December 31, 2020, the Company’s reserve for unfunded commitments totaled $90 thousand.

Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.

Financial Instruments Commitments

Unfunded commitments are as follows for the periods presented:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Unfunded loan commitments	$365,344	$309,411
Commercial and standby letters of credit	4,018	3,272
Total	$369,362	$312,683

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

The following tables present the assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
State and municipal obligations	—	35,684	—	35,684
Residential mortgage-backed securities	—	354,654	—	354,654
SBA servicing rights	—	—	2,567	2,567
Equity securities at fair value	23,877	—	—	23,877
Corporate bonds	—	43,885	—	43,885
Customer interest rate swaps	—	3,107	—	3,107
Cash flow hedge derivative	—	1,034	—	1,034
Liabilities:
Correspondent interest rate swaps	—	3,107	—	3,107
Total	$23,877	$441,471	$2,567	$467,915

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
State and municipal obligations	—	37,185	—	37,185
Residential mortgage-backed securities	—	132,142	—	132,142
SBA servicing rights	—	—	2,953	2,953
Equity securities at fair value	24,000			24,000
Corporate bonds	—	43,093		43,093
Customer interest rate swaps	—	3,009		3,009
Liabilities:
Correspondent interest rate swaps	—	3,009		3,009
Total	$24,000	$218,438	$2,953	$245,391

There were no transfers of financial assets between levels of the fair value hierarchy during the three or six months ended June 30, 2021.

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

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	Estimated Fair Value
	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Assets (classified in Level 3):
Impaired loans	$5,146	$4,948
Other real estate and repossessed assets	140	133

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

The following tables show significant unobservable inputs used in the recurring and non-recurring fair value measurements of Level 3 assets as of the dates indicated:

Level 3 Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range/Weighted Average
June 30, 2021
Non-recurring:
Impaired loans	$5,146	Third party appraisals	Collateral discounts	0.0% - 100.0% (33.7%)
Other real estate owned	140	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	2,567	Discounted cash flows	Conditional prepayment rate	12.9%
			Discount rate	10.0%
December 31, 2020
Non-recurring:
Impaired loans	$4,948	Third party appraisals	Collateral discounts	0.0% - 100.0% (34.1%)
Other real estate owned	133	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	2,953	Discounted cash flows	Conditional prepayment rate	12.5%
			Discount rate	10.0%

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows for the periods presented:

June 30, 2021	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$140,099	$140,099	$140,099	$—	$—
Equity investments at fair value	23,877	23,877	23,877
Available for sale securities	434,223	434,223	—	434,223	—
FHLB and other bank stock	5,734	5,734	—	5,734	—
Loans, net	2,255,562	2,248,890	—	—	2,248,890
Loans held for sale	3,220	3,455	—	3,455	—
Accrued interest receivable	9,071	9,071	—	9,071	—
Bank-owned life insurance	31,161	31,161	—	31,161	—
SBA servicing rights	2,567	2,567	—	—	2,567
Customer interest rate swaps	3,107	3,107	—	3,107	—
Cash flow hedge derivative	1,034	1,034	—	1,034	—
Financial Liabilities:
Deposits	$2,572,172	2,528,210	$—	$2,528,210	$—
Accrued interest payable	860	860	—	860	—
Long-term borrowings	119,052	124,469	—	124,469	—
Correspondent interest rate swaps	3,107	3,107	—	3,107	—

December 31, 2020	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$263,034	$263,034	$263,034	$—	$—
Equity investments at fair value	24,000	24,000	$24,000	$—	$—
Available for sale securities	212,420	212,420	—	212,420	—
FHLB and other bank stock	5,718	5,718	—	5,718	—
Loans, net	2,372,506	2,364,646	—	—	2,364,646
Loans held for sale	1,470	1,598	—	1,598	—
Accrued interest receivable	11,199	11,199	—	11,199	—
Bank-owned life insurance	15,969	15,969	—	15,969	—
SBA servicing rights	2,953	2,953	—	—	2,953
Customer interest rate swaps	3,009	3,009	-	3,009	-
Financial Liabilities:
Deposits	$2,459,135	$2,427,412	$—	$2,427,412	$—
Accrued interest payable	1,303	1,303	—	1,303	—
Short-term borrowings	10,000	10,136	—	10,136	—
Long-term borrowings	242,020	245,311	—	245,311	—
Correspondent interest rate swaps	3,009	3,009	—	3,009	—

Certain financial instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. Financial instruments for which fair value approximates the carrying amount at June 30, 2021 and December 31, 2020, include cash and cash equivalents and accrued interest receivable and payable.

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS

The Company offers a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. The changes in fair value is recognized in the income statement in other income and fees. The Company is required to hold cash as collateral for the swaps. Total cash held as collateral for swaps was $3.4 million and $2.6 million at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020 interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Interest rate swaps on loans with customers
Notional amount	$197,315	$85,696
Weighted average remaining term (years)	4.27	4.58
Receive fixed rate (weighted average)	3.23%	4.23%
Pay variable rate (weighted average)	4.45%	4.52%
Estimated fair value	$3,107	$3,009

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Interest rate swaps on loans with correspondents
Notional amount	$197,315	$85,696
Weighted average remaining term (years)	4.27	4.58
Pay fixed rate (weighted average)	4.45%	4.52%
Receive variable rate (weighted average)	3.23%	4.23%
Estimated fair value	$3,107	$3,009

Interest rate swaps with correspondents are subject to a master netting agreement. The Company has elected to net interest rate swap positions on the consolidated balance sheet.

On January 6, 2021, we entered into an $80.0 million 0.5515% pay-fixed receive-float forward starting interest rate swap in order to hedge our risk of variability in cash flows (future interest payments) attributable to changes in the 1-month Federal Funds benchmark interest rate from January 6, 2021 through January 6, 2026.  The interest rate swap (the hedging instrument) was designated and qualifies under hedge accounting as a cash flow hedge.  The hedge is highly effective, and any future changes in value will be recorded in Other Comprehensive Income until the time that the underlying cash flows (future interest payments) are recorded in the income statement.  The hedge is expected to remain highly effective and effectiveness will be assessed periodically throughout the term of the hedge relationship.  At June 30, 2021, the Company recorded $442 thousand in Other Comprehensive Loss related to the interest rate swap.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the three and six months ended June 30, 2021 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2021 (the “2020 Form 10-K”). Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “Company,” “we,” “our,” and “us” refer to Spirit of Texas Bancshares, Inc., a Texas corporation, and our wholly-owned banking subsidiary, Spirit of Texas Bank SSB, a Texas state savings bank. References in this Form 10-Q to “Bank” refer to Spirit of Texas Bank SSB. References in this Form 10-Q to “Houston metropolitan area,” “Dallas/Fort Worth metropolitan area,” “Bryan/College Station metropolitan area,” “San Antonio/New Braunfels metropolitan area,” “Corpus Christi metropolitan area” “Tyler metropolitan area” and the “Austin metropolitan area” refer to the Houston-The Woodlands-Sugar Land Metropolitan Statistical Area, the Dallas-Fort Worth- Arlington Metropolitan Statistical Area, the College Station-Bryan Metropolitan Statistical Area, the San Antonio/New Braunfels Statistical Area, the Corpus Christ Statistical Area, the Tyler Statistical Area and the Austin Metropolitan Statistical Area, respectively. Unless otherwise indicated, the reported results are for the three and six months ended June 30, 2021 with the “same period,” the “comparable period,” and “prior period” being the respective three and six months ended June 30, 2020.

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
3.

the impact, duration and severity of the ongoing COVID-19 pandemic, and the emerging Delta variant, the response of governmental authorities to the COVID-19 pandemic and our participation in COVID-19-related government programs such as the Paycheck Protection Program (“PPP”), the Paycheck Protection Program Liquidity Facility (the “PPPLF”), and Main Street Lending Program;

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

27.	changes in tariffs and trade barriers;
28.	governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
29.	our ability to comply with supervisory actions by federal and state banking agencies;
30.	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”), insurance and other coverage;
31.	systemic risks associated with the soundness of other financial institutions;
32.	the cost savings from our recent acquisitions and branch divestitures may not be fully realized or may take longer to realize than expected;
33.	operating costs, customer loss and business disruption following the acquisitions, including adverse effects on relationships with employees, may be greater than expected; and

34.	competition from other financial services companies in the Company’s markets.

Other factors not identified above, including those described under the heading “Risk Factors” in the 2020 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q may also cause our results to differ materially from the anticipated or estimated results described in our forward-looking statements. The foregoing factors should not be construed as exhaustive, and you should consider these factors in connection with considering any forward-looking statements that may be made by us. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statements speaks only as of the date on which it is made, and we undertake no obligation to release publicly any revisions to any forward-looking statement, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

Ongoing COVID-19 Pandemic

Our business has been, and continues to be, impacted by the recent and ongoing outbreak of COVID-19. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Efforts to limit the spread of COVID-19 led to shelter-in-place orders, the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout the United States and, in particular, the markets in which we operate. Although many of these restrictions have been lifted and society has begun to re-open, the COVID-19 pandemic is ongoing and additional uncertainties exist which may continue to impact our customers, employees and vendors; the financial services and banking industry; and the Texas and U.S. economies as a whole. These uncertainties include, among other things, the extent and severity of the spread of COVID-19, the length of the pandemic, and future actions taken by governmental authorities to contain the pandemic or to mitigate its impact. In addition, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread in the United States. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant, and the response by governmental bodies and regulators. The COVID-19 pandemic has negatively affected, and is expected to continue to negatively affect, our business, financial position and operating results. In light of the uncertainties and continuing developments discussed herein, we are currently unable to fully assess or predict the extent of the effects of the COVID-19 pandemic on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.  Please refer to Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K.

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

Actions by the Federal Reserve

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

The PPP was established by the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and implemented by the SBA with support from the Department of the Treasury. The PPP is a federally-guaranteed, low-interest rate loan program that is designed to provide a direct incentive for small businesses to keep workers on the payroll. Businesses may use PPP loan funds to pay up to eight weeks of payroll costs as well as to cover other eligible business expenses. PPP loans may be partially or fully forgiven by the SBA if the funds are used for eligible expenses during the relevant forgiveness period and the borrower meets the employee retention criteria. Any PPP loans that are not fully forgiven will carry an interest rate of 1% with a maturity of either two or five years, depending on the date of origination. PPP loans that the SBA approved on or after June 5, 2020 will have a maturity date of five years. Payments for PPP loans are deferred until the SBA issues a forgiveness decision or ten months after the end of the forgiveness period if the borrower fails to apply for forgiveness.  All PPP loans are fully guaranteed by the SBA and are included in total loans outstanding.  The results of our participation in the PPP are discussed below.

The Federal Reserve has created various additional lending facilities and expanded existing facilities to help provide up to $2.6 trillion in financing in response to the financial disruptions caused by COVID-19. The programs include, among other things, (i) the PPPLF, which is intended to extend loans to banks making PPP loans, (ii) the Municipal Liquidity Facility, which is intended to facilitate the purchase of eligible notes from states, and certain counties and cities around the country, and (iii) the Main Street Lending Program, which is intended to facilitate credit flows to businesses affected by the COVID-19 pandemic with up to 10,000 employees or up to $2.5 billion in 2019 annual revenues.  In addition to the PPPLF, we may participate in some or all of these facilities or programs, including as a lender, agent or intermediary on behalf of customers or in an advisory capacity in the future.

Overview

We are a Texas corporation and a registered bank holding company located in the Houston metropolitan area with headquarters in Conroe, Texas. We offer a broad range of commercial and retail banking services through our wholly-owned bank subsidiary, Spirit of Texas Bank, SSB. We operate through 37 full-service branches located primarily in the Houston, Dallas/Fort Worth, San Antonio/New Braunfels, Corpus Christi, Austin, and Tyler metropolitan areas. As of June 30, 2021, we had total assets of $3.08 billion, loans held for investment of $2.27 billion, total deposits of $2.57 billion and total stockholders’ equity of $377.8 million.

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

Noninterest Income

Our noninterest income includes the following: (1) service charges and fees; (2) swap fees; (3) SBA loan servicing fees; (4) mortgage referral fees; (5) swap referral fees; (6) gain on the sales of loans, net; (7) gain (loss) on sales of investment securities; and (8) other.

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

Performance Highlights

Operating and financial highlights for the three months ended June 30, 2021 include the following:

•	Net income for the second quarter of 2021 was $12.4 million.
•	Diluted earnings per share were $0.70 for the second quarter of 2021.
•	Net interest margin and tax equivalent net interest margin were 4.06% and 4.14%, respectively.
•	Return on average assets was 1.57%, annualized.
•	Book value per share was $22.01 and tangible book value per share was $17.12.

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

Analysis of Results of Operations

Net income for the three months ended June 30, 2021 totaled $12.4 million, which generated diluted earnings per common share of $0.70 for the three months ended June 30, 2021. Net income for the three months ended June 30, 2020 totaled $7.7 million, which generated diluted earnings per common share of $0.44 for the three months ended June 30, 2020. The increase in net income during the three months ended June 30, 2021 compared to the prior year period was driven by an increase in net interest income of $3.7 million that was primarily attributable to accretion of net loan origination fees on PPP loans. Noninterest expense during the three months ended June 30, 2021 was mostly consistent with noninterest expense during the three months ended June 30, 2020.  Income tax expense during the three months ended June 30, 2021 increased $1.0 million compared to the three months ended June 30, 2020 as a result of higher pre-tax earnings. Our results of operations for the three months ended June 30, 2021 produced an annualized return on average assets of 1.57% compared to an annualized return on average assets of 1.07% for the three months ended June 30, 2020. We had an annualized return on average stockholders’ equity of 12.83% for the three months ended June 30, 2021, compared to an annualized return on average stockholders’ equity of 8.93% for the three months ended June 30, 2020.

Net income for the six months ended June 30, 2021 totaled $22.5 million, which generated diluted earnings per common share of $1.28 for the six months ended June 30, 2021. Net income for the six months ended June 30, 2020 totaled $11.8 million, which generated diluted earnings per common share of $0.65 for the six months ended June 30, 2020. The increase in net income during the six months ended June 30, 2021 compared to the prior year period was driven by an increase in net interest income of $7.7 million that was primarily attributable to accretion of net loan origination fees on PPP loans. Noninterest expense during the six months ended June 30, 2021 also declined $3.6 million compared to the six months ended June 30, 2020, which was primarily due to deferred costs on newly originated PPP loans and the lack of merger related expenses during the first half of 2021 compared to $1.5 million of merger related expenses for the first half of 2020.  Income tax expense during the six months ended June 30, 2021 increased $3.4 million compared to the six months ended June 30, 2020 as a result of higher pre-tax earnings and a nonrecurring carryback claim recorded in the first quarter of 2020 which reduced income tax expense by $575 thousand. Our results of operations for the six months ended June 30, 2021 produced an annualized return on average assets of 1.45% compared to an annualized return on average assets of 0.90% for the six months ended June 30, 2020. We had an annualized return on average stockholders’ equity of 12.39% for the six months ended June 30, 2021, compared to an annualized return on average stockholders’ equity of 6.83% for the six months ended June 30, 2020.

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

	Three Months Ended June 30,
	2021			2020
	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$115,322	$40	0.14%	$220,940	$148	0.27%
Loans, including loans held for sale (2)	2,347,636	30,995	5.30%	2,332,707	29,911	5.14%
Investment securities and other	469,365	1,719	1.47%	93,256	495	2.13%
Total interest-earning assets	2,932,323	32,754	4.48%	2,646,903	30,554	4.63%
Noninterest-earning assets	241,133			228,203
Total assets	$3,173,456			$2,875,106
Interest-bearing liabilities:
Interest-bearing demand deposits	$518,240	$159	0.12%	$346,220	$175	0.20%
Interest-bearing NOW accounts	10,572	1	0.05%	29,087	18	0.25%
Savings and money market accounts	667,434	691	0.42%	539,533	825	0.61%
Time deposits	622,390	1,230	0.79%	719,498	2,927	1.63%
FHLB advances and other borrowings	184,472	972	2.11%	150,388	558	1.49%
Total interest-bearing liabilities	2,003,108	3,053	0.61%	1,784,726	4,503	1.01%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	782,158			742,542

Other liabilities	281			2,236
Stockholders' equity	387,909			345,602
Total liabilities and stockholders' equity	$3,173,456			$2,875,106
Net interest rate spread			3.87%			3.62%
Net interest income and margin		$29,701	4.06%		$26,051	3.95%
Net interest income and margin (tax equivalent)(3)		$30,262	4.14%		$26,424	4.00%

	Six months ended June 30,
	2021			2020
	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate	Average Balance (1)	Interest/ Expense	Annualized Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$132,790	$115	0.17%	$226,278	$1,001	0.89%
Loans, including loans held for sale (2)	2,362,066	60,825	5.19%	2,092,293	57,321	5.49%
Investment securities and other	404,970	2,983	1.49%	94,631	1,045	2.21%
Total interest-earning assets	2,899,826	63,923	4.45%	2,413,202	59,367	4.93%
Noninterest-earning assets	237,907			222,678
Total assets	$3,137,733			$2,635,880
Interest-bearing liabilities:
Interest-bearing demand deposits	$497,506	$314	0.13%	$340,945	$400	0.24%
Interest-bearing NOW accounts	10,403	3	0.06%	28,360	44	0.31%
Savings and money market accounts	647,614	1,348	0.42%	491,491	1,837	0.75%
Time deposits	633,088	2,743	0.87%	702,594	6,171	1.76%
FHLB advances and other borrowings	198,907	1,975	2.00%	118,598	1,065	1.80%
Total interest-bearing liabilities	1,987,518	6,383	0.65%	1,681,988	9,517	1.13%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	783,649			600,849
Other liabilities	525			7,296
Stockholders' equity	366,040			345,747
Total liabilities and stockholders' equity	$3,137,733			$2,635,880
Net interest rate spread			3.80%			3.80%
Net interest income and margin		$57,540	4.00%		$49,850	4.14%
Net interest income and margin (tax equivalent)(3)		$58,670	4.08%		$50,703	4.21%

(1)	Average balances presented are derived from daily average balances.
(2)	Includes loans on nonaccrual status.
(3)

In order to make pretax income and resultant yields on tax-exempt loans comparable to those on taxable loans, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the three and six months ended June 30, 2021 and 2020, which is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates follows:

	Three Months Ended June 30, 2021 compared to 2020
	Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$241	$(349)	$(108)
Loans, including loans held for sale (2)	1,053	31	1,084
Investment securities and other	2,313	(1,089)	1,224
Total change in interest income	$3,607	$(1,407)	$2,200
Interest-bearing liabilities:
Interest-bearing demand deposits	$424	$(440)	$(16)
Interest-bearing NOW accounts	31	(48)	(17)
Savings and money market accounts	1,589	(1,723)	(134)
Time deposits	6,508	(8,205)	(1,697)
FHLB advances and other borrowings	308	106	414
Total change in interest expenses	8,860	(10,310)	(1,450)
Total change in net interest income	$(5,253)	$8,903	$3,650

	Six Months Ended June 30, 2021 compared to 2020
	Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$987	$(1,873)	$(886)
Loans, including loans held for sale (2)	15,372	(11,868)	3,504
Investment securities and other	3,081	(1,143)	1,938
Total change in interest income	$19,441	$(14,885)	$4,556
Interest-bearing liabilities:
Interest-bearing demand deposits	$495	$(581)	$(86)
Interest-bearing NOW accounts	32	(73)	(41)
Savings and money market accounts	2,064	(2,553)	(489)
Time deposits	5,801	(9,229)	(3,428)
FHLB advances and other borrowings	852	57	909
Total change in interest expenses	9,244	(12,379)	(3,135)
Total change in net interest income	$10,197	$(2,505)	$7,691

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.
(2)	Includes loans on nonaccrual status.

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Net interest income was $29.7 million for the three months ended June 30, 2021 compared to $26.1 million for the three months ended June 30, 2020, representing an increase of $3.7 million, or 14.0%. The increase in net interest income during the three months ended June 30, 2021 compared to the prior year period was primarily due to an increase in interest income on loans of $1.1 million and investments of $1.2 million. The growth in average balances of loans and investments of $14.9 million and $376.1 million, respectively, for the three months ended June 30, 2021 was the primary driver of the increase in interest income, partially offset by a decrease in the average rate on investments of 66 basis points over the same period.

Interest expense was $3.1 million for the three months ended June 30, 2021 compared to $4.5 million for the three months ended June 30, 2020.  The decrease in interest expense for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to lower average rates on time deposits which declined 84 basis points and savings and money market accounts which declined 19 basis points. For the three months ended June 30, 2021, the average rate paid on time deposits was 0.79%

compared to 1.63% for the three months ended June 30, 2020. The average cost of total deposits for the three months ended June 30, 2021 was 0.32%. This represents a decrease of 34 basis points compared to the average cost of deposits of 0.66% for the three months ended June 30, 2020.  The decrease in the average cost of deposits corresponds with the overall decreases in rates for all deposit categories consistent with declines in market rates.

The net interest margin was 4.06% for the three months ended June 30, 2021, compared to 3.95% for the three months ended June 30, 2020, representing an increase of 11 basis points. The tax equivalent net interest margin was 4.14% for the three months ended June 30, 2021, compared to 4.00% for the three months ended June 30, 2020, representing an increase of 14 basis points. The average yield on interest-earning assets decreased by 15 basis points for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, while the average rate paid on interest-bearing liabilities decreased by 40 basis points, resulting in a 25 basis point increase in the interest rate spread. The increase in both net interest margin and interest rate spread during the three months ended June 30, 2021 compared to the prior year period primarily resulted from a decrease in the loan portfolio mix of PPP loans, which yield 1.0%, partially offset by continuing time deposit rate resets.

We currently expect our net interest income and net interest margin to experience compression given competitive loan yields being offered in our markets.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Net interest income was $57.5 million for the six months ended June 30, 2021 compared to $49.8 million for the six months ended June 30, 2020, representing an increase of $7.7 million, or 15.4%. The increase in net interest income during the six months ended June 30, 2021 compared to the prior year period was primarily due to an increase in interest income on loans of $3.5 million and an increase in investments of $1.8 million. The growth in average loans of $269.8 million, including loans held for sale, and growth in average investments of $310.3 million for the six months ended June 30, 2021 was the primary driver of the increase in interest income, partially offset by a decrease in the average rate on loans of 30 basis points and decrease in the average rate on investments of 72 basis points over the same period.

Interest expense was $6.4 million for the six months ended June 30, 2021 compared to $9.5 million for the six months ended June 30, 2020.  The decrease in interest expense for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to lower average rates on time deposits which declined 89 basis points and savings and money market accounts which declined 33 basis points. For the six months ended June 30, 2021, the average rate paid on time deposits was 0.87% compared to 1.76% for the six months ended June 30, 2020. The average cost of total deposits for the six months ended June 30, 2021 was 0.35%. This represents a decrease of 43 basis points compared to the average cost of deposits of 0.78% for the six months ended June 30, 2020.  The decrease in the average cost of deposits corresponds with the overall decreases in rates for all deposit categories consistent with declines in market rates.

The net interest margin was 4.00% for the six months ended June 30, 2021, compared to 4.14% for the six months ended June 30, 2020, representing a decrease of 14 basis points. The tax equivalent net interest margin was 4.08% for the six months ended June 30, 2021, compared to 4.21% for the six months ended June 30, 2020, representing a decrease of 13 basis points. The average yield on interest-earning assets decreased by 48 basis points for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, while the average rate paid on interest-bearing liabilities decreased by 48 basis points, resulting in no change in the interest rate spread. The decrease in the net interest margin primarily resulted from an increase in the loan portfolio mix of PPP loans which yield 1.0% offset by continuing time deposit rate resets.

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

Three months ended June 30, 2021 compared to three months ended June 30, 2020

The provision for loan losses was $1.3 million for the three months ended June 30, 2021 and $2.8 million for the three months ended June 30, 2020. The majority of the provision for the quarter ended June 30, 2021 related to charge offs on impaired loans and required reserves on loans moving from the acquired portfolios to the organic portfolio at renewal. The ratio of net charged-off loans to average loans (annualized) was 0.19% for the three months ended June 30, 2021 and 0.10% for the three months ended June 30, 2020. Charge-offs taken in the second quarter of 2021 were primarily on impaired loans which had been provided for in a previous period.

Our management maintains a proactive approach in managing nonperforming loans, which were $7.5 million, or 0.33% of loans held for investment, at June 30, 2021, and $8.6 million, or 0.36% of loans held for investment, at December 31, 2020. The allowance for loan and lease losses totaled $16.5 million, or 0.73% of loans held for investment, at June 30, 2021, compared to $16.0 million, or 0.67% of loans held for investment, at December 31, 2020. The ratio of allowance for loan and lease losses to nonperforming loans was 219.7% at June 30, 2021, compared to 186.4% at December 31, 2020.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

The provision for loan losses was $2.4 million for the six months ended June 30, 2021 and $4.0 million for the six months ended June 30, 2020. The majority of the provision for the six months ended June 30, 2021 related to charge offs on impaired loans, required reserves on newly identified impaired loans, and required reserves on loans moving from the acquired portfolios to the organic portfolio at renewal. The ratio of net charged-off loans to average loans (annualized) was 0.17% for the six months ended June 30, 2021 and 0.08% for the six months ended June 30, 2020. Charge-offs taken in the six months ended June 30, 2021 were primarily on impaired loans which had been provided for in a previous period.

Noninterest Income

Our noninterest income includes the following: (1) service charges and fees; (2) swap fees; (3) SBA loan servicing fees; (4) mortgage referral fees; (5) swap referral fees; (6) gain on the sales of loans, net; (7) gain (loss) on sales of investment securities; and (8) other.

The following table presents a summary of noninterest income by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change from the Prior Period	2021	2020	Change from the Prior Period
Noninterest income:
Service charges and fees	1,539	$1,270	21.2%	2,973	$2,581	15.2%
Swap fees	1,411	-	100.0%	1,532	-	100.0%
SBA loan servicing fees	203	256	-20.7%	527	266	98.1%
Mortgage referral fees	384	357	7.6%	658	559	17.7%
Swap referral fees	127	262	-51.5%	557	842	-33.8%
Gain on sales of loans, net	-	326	-100.0%	254	790	-67.8%
Gain on sales of investment securities	-	-	0.0%	5	-	100.0%
Other noninterest income	194	94	106.4%	(29)	239	-112.1%
Total noninterest income	$3,858	$2,565	50.4%	$6,477	$5,277	22.7%

Three months ended June 30, 2021 compared to three months ended June 30, 2020

For the three months ended June 30, 2021, noninterest income totaled $3.9 million, a $1.3 million, or 50.4%, increase from $2.6 million for the prior period. This increase was primarily due to swap fees partially offset by lower gain on sale of loans.

There were no loan sales during the second quarter of 2021 compared to loan sales in the three months ending June 30, 2020 resulting in $326 thousand of gain on sale.  SBA lending has been negatively impacted by the COVID-19 pandemic as small business borrowers have applied for PPP loans to support existing businesses in lieu of expanding with new small business ventures.  We anticipate that demand for traditional small business loans will begin to return in the second half of 2021.

Swap fees were $1.4 million for the three months ended June 30, 2021.  At June 30, 2020, the Company did not offer swap products directly to customers. Swap fees will continue to be a significant portion of noninterest income in the coming quarters as borrowers attempt to lock in low fixed rates.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

For the six months ended June 30, 2021, noninterest income totaled $6.5 million, a $1.2 million, or 22.7%, increase from $5.3 million for the prior period. This increase was primarily due to swap fees partially offset by lower gain on sale of loans.

Gain on sale of loans for the six months ended June 30, 2021 was $254 thousand compared to $790 thousand for the six months ended June 30, 2020.  SBA lending has been negatively impacted by the COVID-19 pandemic as small business borrowers have applied for PPP loans to support existing businesses in lieu of expanding with new small business ventures.  We anticipate that demand for traditional small business loans will begin to return in the second half of 2021.

Swap fees were $1.5 million for the six months ended June 30, 2021.  At June 30, 2020, the Company did not offer swap products directly to customers. Swap fees will continue to be a significant portion of noninterest income in the coming quarters as borrowers attempt to lock in low fixed rates.

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

The following table presents a summary of noninterest expenses by category, including the percentage change in each category, for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change from the Prior Period	2021	2020	Change from the Prior Period
Noninterest expense:
Salaries and employee benefits	9,603	$7,946	20.9%	18,823	$19,735	-4.6%
Occupancy and equipment expenses	2,354	2,761	-14.7%	5,016	5,076	-1.2%
Professional services	457	716	-36.2%	981	1,611	-39.1%
Data processing and network	931	849	9.7%	2,160	1,592	35.7%
Regulatory assessments and insurance	483	379	27.4%	1,018	781	30.3%
Amortization of intangibles	755	919	-17.8%	1,578	1,865	-15.4%
Advertising	47	119	-60.5%	125	272	-54.0%
Marketing	70	38	84.2%	163	198	-17.7%
Telephone expense	599	483	24.0%	1,098	890	23.4%
Conversion expense	—	69	-100.0%	—	1,546	-100.0%
Other operating expenses	1,486	1,825	-18.6%	2,457	3,498	-29.8%
Total noninterest expense	$16,785	$16,104	4.2%	$33,419	$37,064	-9.8%

Three months ended June 30, 2021 compared to three months ended June 30, 2020

For the three months ended June 30, 2021, noninterest expense totaled $16.8 million, an increase of $681 thousand, or 4.2% from $16.1 million for the prior period. While overall noninterest expenses were relatively flat, salaries and benefits increased $1.7 million partially offset by a decrease in occupancy and equipment expenses of $407 thousand and other operating expenses of $339 thousand.

Salaries and benefits totaled $9.6 million for the three months ended June 30, 2021 compared to $8.0 million for the three months ended June 30, 2020. The increase is primarily due to salaries associated with restructuring the SBA department and the accrual of approximately $575 thousand in employee bonuses.  During the current year, the Company moved to a semi-annual review process and began accruing for the semi-annual bonus payments.

Occupancy and equipment expenses totaled $2.4 million for the three months ended June 30, 2021 compared to $2.8 million for the three months ended June 30, 2020. The decrease is primarily the result of branch optimization efforts which occurred during 2020 to reduce the overall number of branches within the branch network.

Other operating expenses totaled $1.5 million for the three months ended June 30, 2021 compared to $1.8 million for the three months ended June 30, 2020. This decrease is primarily the result of gain on sale of other assets $218 thousand.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

For the six months ended June 30, 2021, noninterest expense totaled $33.4 million, a $3.6 million, or 9.8%, decrease from $37.1 million for the prior period. This decrease was primarily due to decreases in salaries and benefits, professional services and other operating expenses, partially offset by an increase in data processing and network expenses.

Salaries and benefits totaled $18.8 million for the six months ended June 30, 2021 compared to $19.7 million for the six months ended June 30, 2020. The decrease is primarily due to cost savings achieved after the Citizens conversion which occurred in July 2020.

Professional services expense decreased $630 thousand for the six months ended June 30, 2021 compared to June 30, 2020 due legal and consulting costs associated with branch optimization efforts during the first six months of 2020 and the Simmons Bank branch acquisition which closed in February of 2020.

Other operating expenses totaled $2.5 million for the six months ended June 30, 2021 compared to $3.5 million for the six months ended June 30, 2020. This decrease is primarily the result of gain on sale of other assets of $218 thousand recorded during the second quarter of 2021 and prepayment penalties on long term FHLB advances paid during the first quarter of 2020 of approximately $189 thousand and stay bonuses paid in conjunction with the Simmons Bank branch acquisition of $87 thousand.

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

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Income tax expense was $3.0 million for the three months ended June 30, 2021, an increase of $1.0 million compared to income tax expense of $2.0 million for the three months ended June 30, 2020. Our effective tax rates for the three months ended June 30, 2021 and 2020 were 19.6% and 20.5%, respectively. The effective tax rate for the three months ended June 30, 2021 was favorably impacted by tax benefits received related to the exercise of non-qualified stock options.

Six months ended June 30, 2021 compared to six months ended June30, 2020

Income tax expense was $5.7 million for the six months ended June 30, 2021, an increase of $3.4 million compared to income tax expense of $2.3 million for the six months ended June 30, 2020. Our effective tax rates for the six months ended June 30, 2021 and 2020 were 20.1% and 16.3%, respectively.  The effective tax rate for the six months ended June 30, 2020 was favorably impacted by a discrete income tax benefit in the amount of $575 thousand driven by the Company’s decision to carry back certain net operating losses as allowed by the CARES Act, which was enacted on March 27, 2020.

Financial Condition

Total assets were consistent between June 30, 2021 and December 31, 2020 at $3.08 billion. The Company is currently working through PPP loan forgiveness applications which reduces the overall balance in loans and repaying the PPPLF borrowings which reduces long-term borrowings.  Any excess liquidity from this process is reinvested in higher yielding interest earning assets such as loans and investments.  We would expect the overall asset size to show signs of growth in the coming quarters as loan demand increases and remaining PPP loan applications are processed.

Investment Securities

We use our investment securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, and meet collateral requirements and meet regulatory capital requirements. The average balance of the securities portfolio, including FHLB and The Independent Bankers Bank (“TIB”) bank stock, for the three months ended June 30, 2021 and 2020 was $469.4 million and $93.3 million, respectively, with a pre-tax yield of 1.47% and 2.13%, respectively. We held 109 securities classified as available for sale with an amortized cost of $438.6 million as of June 30, 2021.

Management evaluates securities for other-than-temporary impairment (“OTTI”), at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. No securities were determined to be impaired as of June 30, 2021 or December 31, 2020.

The following table shows contractual maturities and the weighted average yields on our investment securities as of the dates presented. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are not presented on a taxable equivalent basis:

	Maturity as of June 30, 2021
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
State and municipal obligations	318	3.47%	272	4.95%	97	5.10%	34,896	2.22%
Residential mortgage-backed securities	—	0.00%	24,992	1.16%	10,174	1.27%	325,170	1.14%
Corporate bonds	3,025	3.04%	6,164	4.35%	30,932	4.75%	2,602	4.73%
Total available for sale	$3,343	3.47%	$31,428	0.90%	$41,203	3.58%	$362,668	1.27%

As a member institution of the FHLB and TIB, the Bank is required to own capital stock in the FHLB and TIB. At each of June 30, 2021 and December 31, 2020, the Bank held approximately $5.7 million in FHLB and TIB bank stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or TIB. Such repurchases have historically been at par value. We monitor our investment in FHLB and TIB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of June 30, 2021, and December 31, 2020, management did not identify any indicators of impairment of FHLB and TIB stock.

Except for securities issued by U.S. government agencies, we did not have any concentrations where the total outstanding balances issued by a single issuer exceed 10% of our stockholders’ equity as of June 30, 2021 and December 31, 2020.

Our securities portfolio had a weighted average life of 5.9 years and an effective duration of 5.4 years as of June 30, 2021 and a weighted average life of 5.1 years and an effective duration of 4.6 years as of December 31, 2020.

Loans Held for Sale

Loans held for sale consist of the guaranteed portion of SBA loans that we intend to sell after origination which totaled $3.2 million at June 30, 2021 and $1.5 million at December 31, 2020.

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

Our total loans held for investment of $2.27 billion as of June 30, 2021 represented a decrease of $116.4 million, or 4.9%, compared to $2.39 billion as of December 31, 2020. Our loans as a percentage of assets were 73.7% and 77.4% as of June 30, 2021 and December 31, 2020, respectively.

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table summarizes the allocation of loans by type as of the dates presented.

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial and industrial loans (1)	$535,608	23.6%	$574,986	24.1%
Real estate:
1-4 single family residential loans	356,503	15.7%	364,139	15.2%
Construction, land and development loans	345,420	15.2%	415,488	17.4%
Commercial real estate loans (including multifamily)	964,565	42.4%	956,743	40.1%
Consumer loans and leases	8,444	0.4%	11,738	0.5%
Municipal and other loans	61,549	2.7%	65,438	2.7%
Total loans held in portfolio (2)	$2,272,089	100.0%	$2,388,532	100.0%

(1)	Balance includes $64.9 million and $70.8 million of the unguaranteed portion of SBA loans as of June 30, 2021 and December 31, 2020, respectively.
(2)

Balance includes $2.2 million and $4.0 million of secured borrowings as of June 30, 2021 and December 31, 2020, respectively.  See Note 4, Loans in the notes to our consolidated financial statements included elsewhere in this Form 10-Q for more details.

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

Commercial and industrial loans, including SBA loans, totaled $535.6 million as of June 30, 2021 and represented a decrease of $39.4 million, or 6.8%, from $575.0 million as of December 31, 2020. The decrease in commercial and industrial loans during the three months ended June 30, 2021 was due primarily to PPP loan forgiveness by the SBA. We believe we are well-positioned for continued loan growth in our commercial and industrial loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, San Antonio/New Braunfels, and Corpus Christi metropolitan areas.

The primary focus of our SBA lending program is financing well-known national franchises for which the United States generally will guarantee between 75% and 85% of the loan. We are a SBA preferred lender and originate SBA loans to national franchises in Texas and nationwide. We routinely sell the guaranteed portion of SBA loans to third parties for a premium and retain the servicing rights, for which we earn a 1% fee, and maintain the nonguaranteed portion in our loan portfolio.

SBA loans held in our loan portfolio totaled $64.9 million and $70.8 million at June 30, 2021 and December 31, 2020, respectively.

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

1-4 single family residential real estate loans (including loans to foreign nationals) totaled $356.5 million as of June 30, 2021 and represented a decrease of $7.6 million, or 2.1%, from $364.1 million as of December 31, 2020. We believe we are well-positioned for continued loan growth in our 1-4 single family residential real estate loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, San Antonio/New Braunfels, and Corpus Christi metropolitan areas.

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

Construction loans totaled $345.4 million as of June 30, 2021 and represented a decrease of $70.1 million, or 16.9%, from $415.5 million as of December 31, 2020. We believe we are well-positioned for continued loan growth in our construction, land and development loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, San Antonio/New Braunfels and Corpus Christi metropolitan areas.

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

Commercial real estate loans consist of owner and nonowner-occupied commercial real estate loans, multifamily loans and farmland. Total commercial real estate loans of $964.6 million as of June 30, 2021 and represented an increase of $7.8 million, or 0.8%, from $956.7 million as of December 31, 2020. We believe we are well-positioned for continued loan growth in our commercial real estate loan portfolio based on our strategic presence in the Houston, Dallas/Fort Worth, San Antonio/New Braunfels and Corpus Christi metropolitan areas.

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

Consumer loans and leases totaled $8.4 million as of June 30, 2021 and represented a decrease of $3.3 million, or 28.1%, from $11.7 million as of December 31, 2020. We have not actively grown our consumer portfolio because we believe current pricing on these loans does not adequately cover the inherent risk.

Municipal and other loans

Municipal and other loans consist primarily of loans made to municipalities and emergency service, hospital and school districts as well as agricultural loans.

We make loans to municipalities and emergency service, hospital and school districts primarily throughout Texas. The majority of these loans have tax or revenue pledges and in some cases are additionally supported by collateral. Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service. Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities. Total loans to municipalities and emergency service, hospital and school districts and others were $61.5 million as of June 30, 2021 and represented a decrease of $3.9 million, or 5.9%, from $65.4 million as of December 31, 2020.

Paycheck Protection Program

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans originated under the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of two to five years, depending on the date of origination, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 25% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the PPP loan, the SBA will pay the lender a processing fee tiered by the size of the PPP loan. At June 30, 2021, outstanding PPP loans totaled $187.7 million which are included in commercial and industrial loans.

We also participated in the Federal Reserve's PPPLF which, through June 30, 2021, extended loans to banks who are loaning money to small businesses under the PPP. The amount of borrowings under the PPPLF as of June 30, 2021 was $37.2 million and is non-recourse and secured by the amount of the PPP loans we originate. The maturity date of a borrowing under the PPPLF is equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any PPP loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF bear interest at a rate of 0.35% and there are no fees to us.

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

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due, other real estate owned and repossessed assets and restructured loans as of the dates indicated:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial and industrial loans	$4,899	$4,929
Real estate:
1-4 single family residential loans	247	1,508
Construction, land and development loans	—	217
Commercial real estate loans (including multifamily)	2,294	1,836
Consumer loans and leases	66	108
Municipal and other loans	16	—
Total nonaccrual loans	7,522	8,598
Accruing loans 90 days or more past due	—	—
Total nonperforming loans	7,522	8,598
Other real estate owned and repossessed assets	140	133
Total nonperforming assets	$7,662	$8,731
Restructured loans (1)	$220	$231

(1)

Restructured loans represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

Nonperforming loans totaled $7.5 million at June 30, 2021, a decrease of $1.1 million, or 12.5%, from $8.6 million at December 31, 2020. Nonperforming assets totaled $7.7 million at June 30, 2021, a decrease of $1.1 million, or 12.2%, from $8.7 million at December 31, 2020.

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

Certain borrowers are currently unable to meet their contractual payment obligations because of the effects of COVID-19. In an effort to mitigate the adverse effects of the COVID-19 pandemic on our loan customers, we have provided them the opportunity to defer payments, or portions thereof, for up to 90 days, should they so request. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to the COVID-19 pandemic reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral).  At June 30, 2021 approximately $2.6 million of loans remain in COVID-19 related deferment.

The COVID-19 pandemic has contributed to an increased risk of delinquencies, defaults and foreclosures. See additional information about the effects of and risks associated with the COVID-19 pandemic under “Recent Developments Related to COVID-19.”

The following table sets forth our asset and credit quality ratios for the periods presented:

	June 30, 2021	December 31, 2020
Asset and Credit Quality Ratios
Nonperforming loans to loans held for investment (1)	0.33%	0.36%
Nonperforming assets to loans plus OREO	0.34%	0.37%
Nonperforming assets to total assets (2)	0.25%	0.28%
Net charge-offs to average loans (annualized)(3)	0.19%	0.09%
Allowance for loan losses to nonperforming loans	219.72%	186.39%
Allowance for loan losses to loans held for investment	0.73%	0.67%

(1)	Nonperforming loans include loans in nonaccrual status.
(2)	Nonperforming assets include loans in nonaccrual status and other real estate owned.
(3)	December 31, 2020 ratio uses year to date net charge-offs.

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

The following tables summarize the allocation of allowance for loan and lease losses related to our loans as of the dates and for the periods presented. This allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans:

	Allowance Rollforward
Three Months Ended June 30, 2021	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$9,682	$(1,136)	$17	$1,183	$9,746
Real estate:
1-4 single family residential loans	$84	$(12)	$1	$66	139
Construction, land and development loans	$1,886	$-	$-	$(589)	1,297
Commercial real estate loans (including multifamily)	$4,456	$-	$-	$683	5,139
Consumer loans and leases	$113	$(14)	$6	$(11)	94
Municipal and other loans	$93	$-	$2	$17	112
Ending allowance balance	$16,314	$(1,162)	$26	$1,349	$16,527

	Allowance Rollforward
Three Months Ended June 30, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,484	$(455)	$5	$2,279	$6,313
Real estate:
1-4 single family residential loans	35	-	-	72	107
Construction, land and development loans	1,293	-	-	(35)	1,258
Commercial real estate loans (including multifamily)	1,749	-	-	414	2,163
Consumer loans and leases	51	(107)	2	103	49
Municipal and other loans	8	-	2	5	15
Ending allowance balance	$7,620	$(562)	$9	$2,838	$9,905

	Allowance Rollforward
Six Months Ended June 30, 2021	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$9,086	$(1,946)	$34	$2,572	$9,746
Real estate:
1-4 single family residential loans	$147	$(13)	$1	$4	139
Construction, land and development loans	$1,744	$-	$-	$(447)	1,297
Commercial real estate loans (including multifamily)	$4,843	$-	$-	$296	5,139
Consumer loans and leases	$145	$(33)	$20	$(38)	94
Municipal and other loans	$61	$-	$3	$48	112
Ending allowance balance	$16,026	$(1,992)	$58	$2,435	$16,527

	Allowance Rollforward
Six Months Ended June 30, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,078	$(709)	$9	$2,935	$6,313
Real estate:
1-4 single family residential loans	31	—	—	76	107
Construction, land and development loans	1,055	—	—	203	1,258
Commercial real estate loans (including multifamily)	1,451	—	—	712	2,163
Consumer loans and leases	68	(159)	14	126	49
Municipal and other loans	54	—	4	(43)	15
Ending allowance balance	$6,737	$(868)	$27	$4,009	$9,905

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

The allowance for loan and lease losses was $16.5 million at June 30, 2021, compared to $16.0 million at December 31, 2020.  The majority of the increase in the allowance for loan and lease losses was due to charge offs on impaired loans and required reserves on loans moving from the acquired portfolio to the organic portfolio at renewal. The allowance for loan and lease losses as a percentage of nonperforming loans and allowance for loan and lease losses as a percentage of loans held for investment was 219.7% and 0.73%, respectively, as of June 30, 2021, compared to 186.39% and 0.67%, respectively, as of December 31, 2020.

At June 30, 2021, no provision for loan losses has been recorded for PPP loans.  PPP loans are fully guaranteed by the SBA and therefore carry a zero percent reserve.  Excluding PPP loans, the allowance for loan and lease losses as a percentage of loans held for investment was 0.88% at June 30, 2021. PPP loans carry a put-back provision in the event that a PPP loan is fraudulently originated and the Bank is at fault.  Management does not deem a put-back reserve necessary at this time.

Net loan charge-offs for the three months ended June 30, 2021 totaled $1.1 million, an increase from $553 thousand of net loan charge-offs for the same period of 2020.

The following table provides the allocation of the allowance for loan and lease losses as of the dates presented:

	June 30, 2021		December 31, 2020
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
Commercial and industrial loans	$9,746	23.6%	$9,086	24.1%
Real estate:
1-4 single family residential loans	139	15.7%	147	15.2%
Construction, land and development loans	1,297	15.2%	1,744	17.4%
Commercial real estate loans (including multifamily)	5,139	42.4%	4,843	40.1%
Consumer loans and leases	94	0.4%	145	0.5%
Municipal and other loans	112	2.7%	61	2.7%
Total	$16,527	100.0%	$16,026	100.0%

Deposits

We expect deposits to be our primary funding source in the future as we optimize our deposit mix by continuing to shift our deposit composition from higher cost time deposits to lower cost demand deposits. Non-time deposits include noninterest-bearing and interest-bearing demand deposits, NOW accounts, and savings and money market accounts.

The following table shows the deposit mix as of the dates presented:

	June 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$772,032	30.0%	$727,543	29.6%
Interest-bearing demand deposits	529,513	20.6%	472,076	19.2%
Interest-bearing NOW accounts	10,763	0.4%	10,287	0.4%
Savings and money market accounts	651,791	25.3%	610,571	24.8%
Time deposits	608,073	23.7%	638,658	26.0%
Total deposits	$2,572,172	100.0%	$2,459,135	100.0%

Total deposits at June 30, 2021 were $2.57 billion, an increase of $113.0 million, or 4.6%, from total deposits at December 31, 2020 of $2.46 billion.

The average cost of deposits for the three months ended June 30, 2021 was 0.32%. This represents a decrease of 34 basis points compared to the average cost of deposits of 0.66% for the three months ended June 30, 2020. For the three months ended June 30, 2021, the average rate paid on time deposits was 0.79%, compared to 1.63% for the three months ended June 30, 2020.

The average cost of deposits for the six months ended June 30, 2021 was 0.35%. This represents a decrease of 43 basis points compared to the average cost of deposits of 0.78% for the six months ended June 30, 2020. For the six months ended June 30, 2021, the average rate paid on time deposits was 0.87%, compared to 1.76% for the six months ended June 30, 2020.

The following table shows the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

June 30, 2021
(Dollars in thousands)
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$122,639
After three months through six months	100,122
After six months through twelve months	188,376
After twelve months	85,451
Total	$496,588

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB borrowings: The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2021 and December 31, 2020, total remaining borrowing capacity of $778.2 million and $654.9 million, respectively, was available under this arrangement.

PPPLF borrowings: In conjunction with the PPP, we are also currently participating in the PPPLF which extends loans to banks that are loaning money to small businesses under the PPP. The amount outstanding at June 30, 2021 was $37.2 million and is non-recourse and secured by the amount of the PPP loans we originated. The maturity date of a borrowing under the PPPLF is equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF are included in long-term liabilities on the Company’s consolidated balance sheet and bear interest at a rate of 0.35%.

Subordinated Notes: On July 24, 2020, the Company issued $37 million aggregate principal amount of 6.00% fixed-to-floating rate subordinated notes due 2030 (the “Notes”).  The Notes initially bear interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the then-current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York (provided, that in the event the benchmark rate is less than zero, the benchmark rate will be deemed to be zero) plus 592 basis points, payable quarterly, in arrears. The amount outstanding at June 30, 2021, was $37.0 million.

Line of credit: We entered into a line of credit with a third-party lender in May 2017 that allows us to borrow up to $20 million. In January 2019, we increased this line of credit to allow us to borrow up to $50 million. The interest rate on this line of credit is based upon 90-day LIBOR plus 4.0%, and unpaid principal and interest is due at the stated maturity of May 12, 2022. This line of credit is secured by a pledge of all of the common stock of the Bank. This line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender. At June 30, 2021, total borrowing capacity of $50 million was available under this line of credit.

Total borrowings consisted of the following as of the dates presented:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Short-term FHLB borrowings	$—	$10,000
Long-term FHLB borrowings	43,308	51,890
Long-term PPPLF borrowings	37,215	149,848
Third-party lender line of credit	—	—
Subordinated Notes	36,374	36,295
Secured borrowings (1)	2,155	3,987
Total borrowings	$119,052	$252,020

(1)	See Note 4, Loans, in the notes to our consolidated financial statements included elsewhere in this Form 10-Q for more detail on secured borrowings.

At June 30, 2021, total borrowings were $119.1 million, a decrease of $133.0 million, or 52.8%, from $252.0 million at December 31, 2020.

Short-term borrowings consist of debt with maturities of one year or less. Our short-term borrowings consist of FHLB borrowings. The following table is a summary of short-term borrowings as of and for the periods presented:

	As of/For the Three Months Ended June 30,		As of/For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Short-term borrowings:
Maximum outstanding at any month-end during the period	$—	$10,000	$10,000	$10,000
Balance outstanding at end of period	—	10,000	—	10,000
Average outstanding during the period	—	10,000	9,896	$10,000
Average interest rate during the period	0.00%	0.70%	0.70%	0.70%
Average interest rate at the end of the period	0.00%	0.70%	0.70%	0.70%

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	365,758	$345,817	360,779	$345,705
Net income	12,410	7,694	22,496	11,768
Common stock dividends declared ($0.09 per share)	(1,545)	—	(3,068)	—
Exercise of stock options and warrants	333	29	1,867	430
Stock-based compensation	278	181	485	558
Treasury stock purchases	-	(6,684)	(1,096)	(11,489)
Other comprehensive income (loss)	534	540	(3,695)	605
Balance at end of period	$377,768	$347,577	$377,768	$347,577

Net income totaled $12.4 million for the three months ended June 30, 2021, an increase of $4.7 million, compared to $7.7 million for the three months ended June 30, 2020. Our results of operations for the three months ended June 30, 2021 produced an annualized return on average assets of 1.57% compared to 1.07% for the three months ended June 30, 2020. Our results of operations for the three months ended June 30, 2021 produced an annualized return on average stockholders’ equity of 12.83% compared to 8.93% for the three months ended June 30, 2020.

Net income totaled $22.5 million for the six months ended June 30, 2021, an increase of $10.7 million, compared to $11.8 million for the six months ended June 30, 2020. Our results of operations for the six months ended June 30, 2021 produced an annualized return on average assets of 1.45% compared to 0.90% for the six months ended June 30, 2020. Our results of operations for the six months ended June 30, 2021 produced an annualized return on average stockholders’ equity of 12.39% compared to 6.83% for the six months ended June 30, 2020.

Stockholders’ equity was $377.8 million as of June 30, 2021, an increase of $17.0 million from $360.8 million as of December 31, 2020. The increase was primarily driven by net income and offset by share repurchases, dividends, and other comprehensive loss.

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

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We seek to minimize our exposure to loss under these commitments by subjecting them to prior credit approval and ongoing monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. As of June 30, 2021 and December 31, 2020, our reserve for unfunded commitments totaled $90 thousand.

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

The following table summarizes our commitments as of the dates presented:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Unfunded loan commitments	$365,344	$309,411
Commercial and standby letters of credit	4,018	3,272
Total	$369,362	$312,683

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

Under the Basel III rules, we are required to maintain a leverage ratio of 4.0% (5.0% to be considered “well capitalized”), common equity tier 1 capital to risk-weighted assets ratio of 4.5% (6.5% to be considered “well capitalized”), a tier 1 capital to risk-weighted assets ratio of 6.0% (8.0% to be considered “well capitalized”), and a total capital to risk-weighted assets ratio of 8.0% (10.0% to be considered “well capitalized”). In addition, the risk-weighted capital ratios include a capital conservation buffer of 2.5%, which is in addition to the minimum risk-based capital standards and effectively raises the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5%. Institutions that do not maintain this required capital conservation buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.

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

The following table sets forth the regulatory capital ratios, excluding the impact of the capital conservation buffer, as of the dates indicated:

	Minimum Capital	Minimum Capital Requirement with Capital	Minimum To Be Well	June 30, 2021	December 31, 2020
	Requirement	Buffer	Capitalized	Actual	Actual
Capital ratios (Company):
Tier 1 leverage ratio	4.0%	4.0%	N/A	9.93%	9.90%
Common equity tier 1 capital ratio	4.5%	7.0%	N/A	12.07%	11.94%
Tier 1 risk-based capital ratio	6.0%	8.5%	N/A	12.61%	11.94%
Total risk-based capital ratio	8.0%	10.5%	N/A	13.32%	14.28%

Capital ratios (Bank):
Tier 1 leverage ratio	4.0%	4.0%	5.0%	10.47%	10.30%
Common equity tier 1 capital ratio	4.5%	7.0%	6.5%	13.37%	12.29%
Tier 1 risk-based capital ratio	6.0%	8.5%	8.0%	13.37%	12.29%
Total risk-based capital ratio	8.0%	10.5%	10.0%	14.08%	13.00%

At June 30, 2021, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At June 30, 2021, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2021 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain the Bank’s “well capitalized” status.

As of June 30, 2021, we had a tier 1 leverage ratio of 9.93%. As of June 30, 2021, the Bank had a tier 1 leverage ratio of 10.47%, which provided $119.2 million of excess capital relative to the minimum requirements to be considered “well capitalized.”

Community Bank Leverage Ratio

On September 17, 2019, the federal banking agencies jointly finalized a rule to be effective January 1, 2020 and intended to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the EGRRCPA. The final rule became effective on January 1, 2020, and the CBLR framework became available for banks to use beginning with their June 30, 2020 Call Reports. Under the final rule, if a qualifying community banking organization opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations described below and will not be required to report or calculate risk-based capital.  In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. However, Section 4012 of the CARES Act required that the CBLR be temporarily lowered to 8%.  The federal regulators issued a rule implementing the lower CBLR effective April 23, 2020. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% CBLR requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% CBLR by increasing the ratio to 8.5% for calendar year 2021 and 9% thereafter. Although the Company and the Bank are qualifying community banking organizations, the Company and the Bank have elected not to opt in to the CBLR framework at this time and will continue to follow the Basel III capital requirements as described above.

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. At June 30, 2021 and December 31, 2020, our liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. The Bank maintained five Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $115.0 million as of June 30, 2021 and December 31, 2020. There were no advances under these lines of credit outstanding as of June 30, 2021 or December 31, 2020.

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 5.9 years and an effective duration of 5.4 years as of June 30, 2021.

As of June 30, 2021, we had outstanding $365.3 million in commitments to extend credit and $4.0 million in commitments associated with outstanding commercial and standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2021, we believe we had no exposure to future cash requirements associated with known uncertainties. Capital expenditures, including buildings and construction in process, for the three months ended June 30, 2021 and 2020 were $140 thousand and $4.0 million, respectively.

Treasury Stock

On June 18, 2021, the Company’s previously-announced stock buyback program (the “2020 Stock Buyback Program”) expired pursuant to its terms.

On June 15, 2021, the Company approved a new stock buyback program (the “2021 Stock Buyback Program”) pursuant to which the Company may, from time to time, purchase up to $10.0 million of the Company’s outstanding shares of common stock, beginning on June 19, 2021 and concluding on June 18, 2022.  The shares of Company common stock may be repurchased under the 2021 Stock Buyback Program from time to time in privately negotiated transactions or the open market, including pursuant to block trades or Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The timing and exact amount of any repurchases under the 2021 Stock Buyback Program will depend on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors.  There is no assurance that the Company will repurchase any shares under the 2021 Stock Buyback Program, and the 2021 Stock Buyback Program may be terminated or amended by the Company’s board of directors at any time prior to the expiration date. Furthermore, the Company may, in its discretion, begin or terminate repurchases at any time prior to the 2021 Stock Buyback Program’s expiration, without any prior notice.

The Company did not purchase any shares under either the 2020 Stock Buyback Program or the 2021 Stock Buyback Program during the three months ended June 30, 2021.

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

The following table reconciles, as of the dates set forth below, net interest margin on a fully taxable equivalent basis:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Net interest margin - GAAP basis:
Net interest income	$29,701	$26,051	$57,540	$49,850
Average interest-earning assets	2,932,323	2,646,903	2,899,826	2,413,202
Net interest margin	4.06%	3.95%	4.00%	4.14%
Net interest margin - Non-GAAP basis:
Net interest income	$29,701	$26,051	$57,540	$49,850
Plus:
Impact of fully taxable equivalent adjustment	561	373	1,130	853
Net interest income on a fully taxable equivalent basis	$30,262	$26,424	$58,670	$50,703
Average interest-earning assets	2,932,323	2,646,903	2,899,826	2,413,202
Net interest margin on a fully taxable equivalent basis - Non-GAAP basis	4.14%	4.00%	4.08%	4.21%

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

There were no adjustments to earnings per share for the three months ended June 30, 2021. Adjustments to earnings per share for the six months ended June 30, 2021 include a $5 thousand gain on sale of investment securities.

The following table reconciles, as of the date set forth below, basic and diluted earnings per common share and presents our basic and diluted earnings per common share exclusive of the impact of our merger-related adjustments:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Basic and diluted earnings per share - GAAP basis:
Net income available to common stockholders	$12,410	$7,694	$22,496	$11,768
Weighted average number of common shares - basic	17,152,217	17,581,959	17,128,233	17,883,034
Weighted average number of common shares - diluted	17,627,958	17,612,919	17,572,066	17,999,206
Basic earnings per common share	$0.72	$0.44	$1.31	$0.66
Diluted earnings per common share	$0.70	$0.44	$1.28	$0.65
Basic and diluted earnings per share - Non-GAAP basis:
Net income available to common stockholders	$12,410	$7,694	$22,496	$11,768
Pre-tax adjustments:
Noninterest income
Gain on the sales of investment securities	$-	$-	$(5)	$-
Noninterest expense
Merger-related expenses	—	69	—	1,683
Taxes:
NOL Carryback	—	—	-	(575)
Tax effect of adjustments	-	(14)	1	(345)
Adjusted net income	$12,410	$7,749	$22,492	$12,531
Weighted average number of common shares - basic	17,152,217	17,581,959	17,128,233	17,883,034
Weighted average number of common shares - diluted	17,627,958	17,612,919	17,572,066	17,999,206
Basic earnings per common share - Non-GAAP basis	$0.72	$0.44	$1.31	$0.70
Diluted earnings per common share - Non-GAAP basis	$0.70	$0.44	$1.28	$0.70

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible equity and presents our tangible book value per share compared to our book value per share:

	June 30, 2021	December 31, 2020
	(Dollars in thousands, except per share data)
Total stockholders' equity	$377,768	$360,779
Less:
Goodwill and other intangible assets	83,921	85,499
Tangible stockholders' equity	$293,847	$275,280
Shares outstanding	17,164,103	17,081,831
Book value per share	$22.01	$21.12
Less:
Goodwill and other intangible assets per share	$4.89	$5.01
Tangible book value per share	$17.12	$16.11

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

Item 3.        Quantitative and Qualitative Disclosure about Market Risk

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2020, risk management involves the monitoring and evaluation of interest rate risk, liquidity risk, operational risk, compliance risk and strategic and/or reputation risk. The Company has not experienced any material change in these risks from December 31, 2020 to June 30, 2021. For additional disclosure of our market risks, see our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

The Company, from time to time, is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based upon advice of legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s consolidated balance sheet, results of operations or cash flows. See Note 14, Commitments and Contingencies in the notes to our consolidated financial statements included elsewhere in this Form 10-Q.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

On June 18, 2021, the Company’s previously-announced stock buyback program (the “2020 Stock Buyback Program”) expired pursuant to its terms.

On June 15, 2021, the Company approved a new stock buyback program (the “2021 Stock Buyback Program”) pursuant to which the Company may, from time to time, purchase up to $10.0 million of the Company’s outstanding shares of common stock, beginning on June 19, 2021 and concluding on June 18, 2022.  The shares of Company common stock may be repurchased under the 2021 Stock Buyback Program from time to time in privately negotiated transactions or the open market, including pursuant to block trades or Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The timing and exact amount of any repurchases under the 2021 Stock Buyback Program will depend on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors.  There is no assurance that the Company will repurchase any shares under the 2021 Stock Buyback Program, and the 2021 Stock Buyback Program may be terminated or amended by the Company’s board of directors at any time prior to the expiration date. Furthermore, the Company may, in its discretion, begin or terminate repurchases at any time prior to the 2021 Stock Buyback Program’s expiration, without any prior notice.

The Company did not purchase any shares under either the 2020 Stock Buyback Program or the 2021 Stock Buyback Program during the three months ended June 30, 2021.

Item 3.        Defaults upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

Please see Part II, Item 2 of this Form 10-Q for a summary of the Company’s 2021 Stock Buyback Program pursuant to which the Company may, from time to time, repurchase up to an additional $10.0 million of its outstanding shares of common stock, beginning on June 19, 2021 and concluding on June 18, 2022.

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

10.1

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

10.2†

Executive Employment Agreement, dated June 10, 2021, by and between Spirit of Texas Bancshares, Inc. and Jerry Golemon (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2021 (File No. 001-38484)) (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request)

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

101*

The following material from Spirit of Texas Bancshares, Inc.’s Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

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

Spirit of Texas Bancshares, Inc.

Date: August 6, 2021	By:	/s/ Dean O. Bass
Dean O. Bass
Chairman and Chief Executive Officer

Date: August 6, 2021	By:	/s/ Allison S. Johnson
Allison S. Johnson
EVP and Chief Financial Officer