Form 10-K
period 2021-12-31
Spirit of Texas Bancshares, Inc.
filed 2022-03-07
CIK 1499453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021, was $346.1 million.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2022 was 17,455,887.

Important Notice about Information in this Annual Report

Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K for the year ended December 31, 2021 (this “Annual Report on Form 10-K”) to “we,” “our,” “us,” “the Company” and “Spirit” refer to Spirit of Texas Bancshares, Inc. and its consolidated subsidiaries, including Spirit of Texas Bank SSB, which we sometimes refer to as “the Bank” or “our Bank.”

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
•

the impact, duration and severity of the COVID-19 pandemic (or any current or future variant thereof), the response of governmental authorities to the pandemic and our participation in COVID-19-related government programs such as the Paycheck Protection Program (the “PPP”) and Main Street Lending Program;

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

•	changes in tariffs and trade barriers;
•	governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•	our ability to comply with supervisory actions by federal and state banking agencies;

•	changes in the scope and cost of Federal Deposit Insurance Corporation (the “FDIC”) insurance and other coverage;
•	systemic risks associated with the soundness of other financial institutions;
•

disruption to our businesses as a result of our November 18, 2021 announcement and pendency of our merger (the “Proposed Merger”) with and into Simmons First National Corporation (“Simmons”), including through deposit attrition, customer and revenue loss, diversion of management time and attention to planning integration activities, and our ability to retain sufficient staffing;

•	cost savings and any revenue synergies from the Proposed Merger may not be fully realized or may take longer than anticipated to be realized;
•	the occurrence of any event, change or other circumstances that could give rise to the right of us and/or Simmons to terminate the merger agreement with respect to the Proposed Merger;
•	the possibility that the Proposed Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•

the risk that the integration of ours and/or Simmons’ operations will be materially delayed or will be more costly or difficult than expected, or that the parties are otherwise unable to successfully integrate each party’s businesses into the other’s businesses;

•

the ability by Simmons and us to obtain required governmental approvals of the Proposed Merger (and the risk that such approvals may result in the imposition of conditions that could adversely affect the surviving corporation or the expected benefits of the transaction);

•	reputational risk and the reaction of each of our and Simmons’ customers, suppliers, employees or other business partners to the Proposed Merger;
•	the failure of the closing conditions in the merger agreement to be satisfied in connection with the Proposed Merger, or any unexpected delay in closing the Proposed Merger; and
•	the outcome of any legal proceedings that may be instituted against us or Simmons with respect to the Proposed Merger which may delay or prevent completion of the transaction.

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

Part I

Item 1. Business

General

Spirit of Texas Bancshares, Inc. is a Texas corporation and a registered bank holding company located in the Houston metropolitan area with headquarters in Conroe, Texas. We offer a broad range of commercial and retail banking services through our wholly-owned bank subsidiary, Spirit of Texas Bank SSB. As of the date of this Annual Report on Form 10-K, we operate through 35 locations primarily in the Houston, Dallas/Fort Worth, Bryan/College Station, San Antonio-New Braunfels, Corpus Christi, Tyler and Austin metropolitan areas, along with North Central Texas. As of December 31, 2021, we had total assets of $3.27 billion, loans held for investment of $2.32 billion, total deposits of $2.78 billion and total stockholders’ equity of $393.82 million.

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

Pending Merger of Simmons First National Corporation and Spirit of Texas Bancshares, Inc.

On November 18, 2021, we entered into an Agreement and Plan of Merger (the “merger agreement”) with Simmons First National Corporation (“Simmons”), parent company of Simmons Bank, pursuant to which the companies will combine in an all‐stock transaction. Under the terms of the merger agreement, which was approved by both companies’ Boards of Directors, Spirit will merge with and into Simmons, with Simmons surviving (the “Proposed Merger”), and the combined holding company and bank will operate under the Simmons name and brand with the company’s headquarters remaining in Little Rock, Arkansas. Pending regulatory and shareholder approvals and the satisfaction of the closing conditions set forth in the merger agreement, the Proposed Merger is expected to close during the second calendar quarter of 2022.

Acquisition Activities

Since our inception in 2008, we have implemented a growth strategy that includes organic loan and deposit generation through the establishment of de novo branches, as well as strategic acquisitions that have either strengthened our presence in existing markets or expanded our operations into new markets with attractive business prospects. We have completed eleven acquisitions in twelve years, four of which followed our initial public offering in May 2018.

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

Market Area and Market Share

We have 35 locations primarily in the Houston, Dallas/Fort Worth, Bryan/College Station, San Antonio-New Braunfels, Corpus Christi, Tyler and Austin metropolitan areas, along with North Central Texas. We believe our exposure to these dynamic and complementary markets provides us with economic diversification and the opportunity for expansion across Texas.

Our top four markets include the Houston-The Woodlands-Sugar Land MSA, Dallas-Fort Worth-Arlington MSA, College Station-Bryan MSA and San Antonio-New Braunfels MSA. As of June 30, 2021, our deposit market share in each of these respective markets was 0.23%, 0.07%, 3.90% and 0.30%. Overall, in the State of Texas, we rank 38th in total deposits as of June 30, 2021 according to S&P Capital IQ Pro.

Competition

The banking business is highly competitive, and our profitability will depend principally upon our ability to compete with other banks and non-bank financial institutions located in each of our banking center locations for lending opportunities, deposit funds, bankers and acquisition candidates. Our banking competitors in our target markets include various community banks and national and regional banks. There were over 495 FDIC-insured depository institutions that operate in the State of Texas as of December 31, 2021.

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

Human Capital Resources

As of December 31, 2021, we had 380 employees of which 363 were full-time employees. None of our employees are represented by a union. Management believes that our relationship with employees is good.

Lending Activities

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by state and federal law. In general, we are subject to a legal limit on loans to a single borrower equal to 25% of the Bank’s tier 1 capital. This limit increases or decreases as the Bank’s capital increases or decreases. As of December 31, 2021, our legal lending limit was $83.2 million and our largest relationship was $45.2 million. In order to ensure compliance with legal lending limits and in accordance with our strong risk management culture, we maintain internal lending limits that are significantly less than the legal lending limits. We are able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

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

Borrowings. To supplement our core deposits, we maintain borrowings consisting of advances from the FHLB of Dallas, borrowings under the Paycheck Protection Program Liquidity Facility (“PPPLF”), long-term subordinated notes, and a holding company line of credit with a third-party lender. At December 31, 2021, FHLB advances totaled $38.5 million, or 1.3% of total liabilities. At December 31, 2021, we had additional capacity to borrow from the FHLB of $841.9 million. At December 31, 2021, all borrowings under the PPPLF had been repaid, and subordinated notes, net of debt issuance costs totaled $36.5 million, or 1.3% of total liabilities. We had $50.0 million available to be drawn on a line of credit with a third-party lender as of December 31, 2021.

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

Subject to certain conditions, including deposit concentration limits established by the BHC Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to complete interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Capital Requirements” below.

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

The Company is subject to the Basel III Capital Rules, which implement a capital conservation buffer on top of its minimum risk-based capital requirements that must be met in order to avoid restrictions on capital distributions or discretionary bonus payments to executives. This buffer must consist solely of tier 1 common equity, but the buffer applies to all three risk-based ratios (CET 1 Capital (as defined below), tier 1 capital and total capital).

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

As of December 31, 2021, the Company and the Bank exceeded all capital adequacy requirements under the Basel III Capital Rules.

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

Furthermore, in an effort to support our communities during the COVID-19 pandemic, we are participating in the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and implemented by the SBA and, as a result, have access to the PPPLF established by the Federal Reserve. At December 31, 2021, there were no borrowings under the PPPLF. Any PPP loans pledged as collateral for the PPPLF would be excluded from average assets used in the leverage ratio calculation. All PPP loans are fully guaranteed by the SBA and have no impact on our risk-based capital ratios.

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

As of December 31, 2021, the Bank had sufficient capital to qualify as “well capitalized” under the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy, and it is unaware of any material violation or alleged material violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank’s capital position in a relatively short period of time, making additional capital infusions necessary.

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

On September 30, 2018, the DIF reserve ratio reached 1.36%. Because the reserve ratio exceeded the targeted 1.35% by the Dodd-Frank Act, two deposit assessment changes occurred under FDIC regulations: (i) surcharges on large banks ended, and the last surcharge on large banks was collected on December 28, 2018; and (ii) small banks were awarded assessment credits for the portion of their assessment that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. The Bank's assessment credit as calculated by the FDIC was $427 thousand and was applied to the Bank's September 2019 Quarterly Invoice for Deposit Insurance, and was fully utilized during the first quarter of 2020.  As of September 30, 2020, the FDIC announced that the ratio had declined to 1.30% due largely to consequences of the COVID-19 pandemic.  The FDIC adopted a plan to restore the DIF to the 1.35% ratio within eight years but did not change its assessment schedule. Under the FDIC’s restoration plan, FDIC staff will update its projections for the DIF balance and DIF reserve ratio at least semiannually while the restoration plan is in effect.  FDIC staff may in the future recommend assessment rate adjustments if deemed necessary.

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

Financial Subsidiaries

Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial activities or activities incidental thereto, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposed new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2021, the Bank did not have any financial subsidiaries.

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

Brokered Deposits

The FDIA restricts the use of brokered deposits by depository institutions that are not well capitalized. Under the applicable regulations, (i) a well-capitalized insured depository institution may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an undercapitalized insured depository institution may not accept, renew or roll over any brokered deposit. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. As of December 31, 2021, the Bank was eligible to accept brokered deposits without a waiver from the FDIC.

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

On November 20, 2019, federal banking regulators jointly issued a final rule revising the definition of a HVCRE exposure and providing interpretations of certain aspects of Acquisition Development and Construction loans. The interpretation under this final rule took effect on April 1, 2020.

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

On December 12, 2019, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC issued a joint proposal to revamp how the agencies will assess banks' performance under the CRA. Among other changes, the proposal (i) expands the concept of assessment area (“AA”) to include geographies outside of a bank's current AAs and in which the bank receives at least 5% of its retail deposits and (ii) introduces a series of objective tests for determining a bank's presumptive CRA rating. While the OCC adopted a final rule on May 20, 2020, published on June 5, 2020 (the “June 2020 CRA rule”), that was generally consistent with the proposed rule, the FDIC did not join in the June 2020 CRA rule and has indicated it is not ready to adopt a final rule at this time, particularly in light of the ongoing COVID-19 pandemic. Members of Congress and community groups expressed hostility to the June 2020 CRA rule, and raised the possibility of repealing it through legislative action. In light of this, the OCC issued a final rule on December 14, 2021 rescinding the June 2020 CRA rule and replaced it with a rule based on the CRA rules adopted jointly by the federal banking agencies in 1995.  The Company and the Bank will continue to monitor these developments.

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

Government and Regulatory Response to the COVID-19 Pandemic

The onset of the COVID-19 pandemic in the United States in certain respects, at least temporarily, impacted the Company’s operations and risk management and resulted in changes to its safety and soundness regulation. For instance, the federal banking agencies have encouraged banking organizations to work constructively and prudently with borrowers impacted by the COVID-19 pandemic in order to meet the borrowers’ financial needs. Guidance published by the Federal Reserve encourages banking organizations to consider undertaking a variety of efforts during a major disaster or national emergency such as the COVID-19 pandemic, including: waiving ATM, overdraft, and late fees, as well as early withdrawal penalties on time deposits; increasing ATM daily cash withdrawal limits; easing credit terms for new loans; increasing credit limits for creditworthy customers; offering payment accommodations such as allowing loan customers to defer or skip some payments or extending payment due dates, which would avoid delinquencies and negative credit bureau reporting caused by disaster-related disruptions; and conducting a review of an affected borrower's financial condition in an effort to implement a prudent loan workout arrangement. The federal banking agencies have stated that they will not criticize a banking organization that implements prudent loan workouts for affected customers even if the restructured loans result in adverse classifications or credit risk downgrades. In addition, the agencies temporarily suspended examination activity in the second quarter of 2020 to allow banking organization to focus on the needs of their customers and revised examination guidance to require examiners to consider, in conducting supervisory assessments, whether banking organizations have taken appropriate actions in response to the stress caused by the COVID-19 pandemic and managed associated risk appropriately. Consistent with the regulators’ guidance, the Company has and continues to work with its customers during the COVID-19 pandemic to provide them with greater access to their funds, waive certain fees and provide short-term payment deferrals for borrowers impacted by the COVID-19 pandemic and requiring assistance.

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

Item 1A. Risk Factors

The summary below provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you. Additional risks, beyond those summarized below or discussed in this section, may also materially and adversely impact our business, financial conditions and results of operation, and you should read the summary risks together with the more detailed discussion of risks set forth following this section as well as elsewhere in this Annual Report. The occurrence of one or more of the events or circumstances described in this section "Risk Factors," alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Consistent with the foregoing, the risks we face include, but are not limited to, the following:

Risks Related to the COVID-19 Pandemic

•	The global COVID-19 pandemic could harm our business and results of operations.
•	We are subject to increasing credit risk as a result of the COVID-19 pandemic.
•	Changes in market interest rates or capital markets could affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital or liquidity.
•	Unpredictable future developments related to or resulting from the COVID-19 pandemic could materially and adversely affect our business.

Risks Relating to the Proposed Merger

•	The value of the per share merger consideration to be received by Spirit shareholders is uncertain.

•	Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.
•	Failure of the Proposed Merger to be completed could negatively impact Simmons and Spirit.
•	We will be subject to business uncertainties and contractual restrictions while the Proposed Merger is pending.
•	Our directors and executive officers have interests in the Proposed Merger that may be different from our shareholders.
•	The merger agreement contains provisions that may discourage other companies from pursuing a business combination with Spirit that might result in greater value to Spirit shareholders.
•	Shares of Simmons common have different rights from the shares of Spirit common stock.
•	The Proposed Merger is expected to, but may not, qualify as a reorganization under Section 368(a) of the Code.
•	Litigation against Spirit or Simmons could result in significant costs, distraction, and/or a delay.
•	The COVID-19 pandemic may delay and adversely affect the completion of the Proposed Merger.

Risks Relating to the Combined Company’s Business Following the Proposed Merger

•	The market price of the common stock of the combined company after the Proposed Merger may be affected by factors different from those currently affecting the shares of Simmons or Spirit common stock.
•	Sales of Simmons common stock in the open market could depress Simmons’ stock price.
•	Combining the two companies may be difficult, costly or time consuming.
•	The combined company expects to incur substantial expenses related to the Proposed Merger.
•	Holders of Spirit common stock will have a reduced ownership after the Proposed Merger.

Risks Relating to Our Business

•	We conduct our operations exclusively in Texas, which imposes risks and may magnify the consequences of any regional or local economic downturn affecting its Texas markets.
•	We may not be able to implement aspects of our growth strategy.
•	Our SBA lending program is dependent upon the federal government and we face specific risks associated with originating SBA loans.
•	We face specific risks associated with foreign nationals.
•	Our ability to develop, retain and recruit bankers is critical to the success of our business strategy, and any failure to do so could adversely affect our business.
•	The small- to medium-sized businesses to which we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan.
•	If our allowance for loan and lease losses is insufficient, our earnings may be affected.
•	A large portion of our loan portfolio is comprised of commercial loans secured by collateral, the deterioration in value of which could increase the potential for future losses.
•	A portion of our loan portfolio is comprised of 1-4 single family residential real estate loans, and negative changes in the economy affecting real estate could impair the value of collateral.
•	Our commercial real estate and construction, land and development loan portfolios expose us to credit risks that could be greater than the risks related to other types of loans.
•	Climate change and related legislative and regulatory initiatives may materially affect our business.
•	Our primary markets are susceptible to severe weather events that could negatively impact our markets.
•	A failure in or breach of our operational or security systems could disrupt our business and cause losses.
•	We have a concentration of loans outstanding to a limited number of borrowers.
•	A lack of liquidity could impair our ability to fund operations and jeopardize our business.
•	Fluctuations in interest rates could reduce net interest income and otherwise negatively impact us.
•	Uncertainty related to the LIBOR may adversely affect our results of operations.
•	We could recognize losses on investment securities held in its securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
•	We face strong competition from financial services companies and companies that offer banking services.
•	Negative public opinion regarding us could adversely affect our business.
•	The obligations associated with being a public company require significant resources and attention.
•	We could be subject to harm due to acts on the part of our loan customers, employees or vendors.
•	Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.
•	We are subject to environmental liability risk associated with lending activities.
•	Changes in U.S. trade policies and other factors beyond our control may adversely impact our business.

Risks Related to Our Industry and Regulation

•	We operate in a highly regulated environment and the laws and regulations that govern our operations could adversely affect us.
•	Legislative and regulatory actions taken now or in the future may increase impact our business.

•	As a regulated entity, we and the Bank must maintain certain required levels of regulatory capital that may limit our and the Bank’s operations and potential growth.
•	State and federal banking agencies periodically conduct examinations of our business and our failure to comply with any supervisory actions could adversely affect us.
•	We face a risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes.
•

We are subject to numerous lending laws designed to protect consumers and failure to comply with these laws could lead to material sanctions and penalties and restrictions on our expansion opportunities.

•	The Federal Reserve may require us to commit capital resources to support the Bank.
•	We could be adversely affected by the soundness of other financial institutions.
•	Monetary policies and regulations of the Federal Reserve could adversely affect our business.

Risks Related to Our Common Stock

•	An active trading market for our common stock may not be sustained.
•	The market price of our common stock could be volatile and may fluctuate significantly.
•	If securities or industry analysts change their recommendations regarding our common stock or if our operating results do not meet their expectations, our stock price could decline.
•	We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
•	Our shareholders may be deemed to be in control of us, which could impose notice, approval and ongoing regulatory requirements and result in adverse regulatory consequences.
•	Our directors and executive officers could have the ability to influence shareholder actions in a manner that may be adverse to your personal investment objectives.

Investing in our common stock involves a significant degree of risk. The material risks and uncertainties that management believes affect us are described below. Before investing in our common stock, you should carefully consider the risks and uncertainties described below, in addition to the other information contained in this Annual Report on Form 10-K. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business operations and/or financial condition. As a result, the trading price of our common stock could decline, and you could lose some or all of your investment. Further, to the extent that any of the information in this report, or in other reports we file with the SEC, constitutes forward-looking statements, the risk factors below are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to the COVID-19 Pandemic

The global COVID-19 pandemic has led to periods of significant volatility in financial, real estate, commodities and other markets and could harm our business and results of operations.

In December 2019, a COVID-19 outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since that time, the coronavirus has spread throughout the United States, including in the regions and communities in which the Company operates. In response, many state and local governments, including the State of Texas, instituted various emergency restrictions that substantially limited the operation of non-essential businesses and the activities of individuals. Although many of these restrictions have eased or been lifted, these restrictions have resulted in significant adverse effects on our customers and business partners, particularly those in the retail, hospitality and food and beverage industries, among many others, including a significant number of layoffs and furloughs of employees nationwide, and in the regions and communities in which we operate.  These measures may be implemented again in the event of another COVID-19 outbreak or any current or future variant thereof and could adversely affect our business, operations and financial condition, as well as the business, operations and financial conditions of our customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

The ultimate effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on the stock price, business prospects, financial condition and results of operations of the Company, including as a result of quarantines, market volatility, market downturns, changes in consumer behavior, business closures, deterioration in the credit quality of borrowers or the inability of borrowers to satisfy their obligations to the Company (and any related forbearances or restructurings that may be implemented), declines in the value of collateral securing outstanding loans, branch or office closures and business interruptions.

We are subject to increasing credit risk as a result of the COVID-19 pandemic, which could adversely impact our profitability.

Our business depends on our ability to successfully measure and manage credit risk. We are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks resulting from changes in economic and industry conditions and risks inherent in dealing with loans and borrowers. As the overall economic climate in the U.S., generally, and in our market areas specifically, experience material disruption due to the COVID-19 pandemic, our borrowers have had, and may have again, difficulties in repaying their loans. Governmental actions providing payment relief to borrowers affected by COVID-19 could preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses. Additional factors related to the credit quality of certain commercial real estate and multifamily residential loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy.

Bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. We have been actively working to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of the COVID-19 pandemic. Although loans on deferral related to the COVID-19 pandemic at December 31, 2021 were only $13.9 million, we cannot predict whether any such future loan modifications may ultimately have an adverse impact on our profitability in future periods. Our inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

Changes in market interest rates or capital markets, including volatility resulting from the COVID-19 pandemic, could affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital or liquidity.

The COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates declined significantly in 2020 and have remained at such levels over the past year. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability.

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

In addition, the continued spread of COVID-19, and any current or future variant thereof, has also led to disruption and volatility in financial markets, which could increase our cost of capital and adversely affect our ability to access financial markets. This market volatility could result in a significant decline in our stock price and market capitalization, which could result in goodwill impairment charges.

Unpredictable future developments related to or resulting from the COVID-19 pandemic could materially and adversely affect our business and results of operations.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict the ultimate impact of the coronavirus outbreak on our stock price, business prospects, financial condition or results of operations. Any future development is highly uncertain and cannot be predicted, including the scope and duration of the pandemic, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described herein will be heightened.

Risks Relating to the Proposed Merger

Because the market price of Simmons common stock and the amount of fully diluted shares of Spirit common stock outstanding will both fluctuate, the value of the per share merger consideration to be received by Spirit shareholders is uncertain.

On November 18, 2021, we entered into a merger agreement with Simmons First National Corporation, pursuant to and subject to the terms of which we will merge with and into Simmons, with Simmons as the surviving corporation.  Based on the assumptions set forth herein, upon completion of the Proposed Merger, each share of outstanding Spirit common stock (except for shares of Spirit common stock held directly or indirectly by Spirit or Simmons and any dissenting shares) will be converted into the right to receive the per share merger consideration, with cash paid in lieu of any resulting fractional shares. Any change in the market price of Simmons common stock prior to the completion of the Proposed Merger will affect the market value of the per share merger consideration that Spirit shareholders will receive upon completion of the Proposed Merger. The value of the per share merger consideration could also change if the amount of fully diluted shares of Spirit common stock outstanding changes after the date hereof. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the respective businesses, operations and prospects of Simmons or Spirit, and regulatory considerations, among other things. Many of these factors are beyond the control of Simmons and Spirit.

There will be no adjustment to the per share merger consideration based upon changes in the market price of Simmons common stock or Spirit common stock prior to the time the Proposed Merger is completed, and the merger agreement cannot be terminated due to a change in the price of Simmons common stock.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the merger agreement, including the Proposed Merger and the bank merger, may be completed, various approvals must be obtained from bank regulatory authorities. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the competitive impact of the proposal in the relevant geographic markets; financial, managerial and other supervisory considerations, including the future prospects, of each party; potential effects of the Proposed Merger on the convenience and needs of the communities to be served and the record of the insured depository institution subsidiaries under the Community Reinvestment Act of 1977 and the regulations promulgated thereunder, which we refer to as the Community Reinvestment Act, including the subsidiaries’ overall compliance records and recent fair lending examinations; effectiveness of the parties in combatting money laundering activities; the extent to which the proposal would result in greater or more concentrated risks to the stability of the United States banking or financial system; and whether Simmons controls or would after consummation of the Proposed Merger control deposits in excess of certain limits. These regulatory authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining pending regulatory approvals could have the effect of delaying completion of the Proposed Merger or of imposing additional costs or limitations on the combined company following the Proposed Merger. While some regulatory approvals have been received, pending regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the Proposed Merger that are not anticipated or cannot be met. Furthermore, such conditions or changes may constitute a burdensome condition that may allow Simmons to terminate the merger agreement and Simmons may exercise its right to terminate the merger agreement. If the consummation of the Proposed Merger is delayed, including by a delay in receipt of necessary regulatory approvals, the business, financial condition and results of operations of each party may also be adversely affected.

Failure of the Proposed Merger to be completed, the termination of the merger agreement or a significant delay in the consummation of the Proposed Merger could negatively impact Simmons and Spirit.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the Proposed Merger. These conditions to the consummation of the Proposed Merger may not be fulfilled and, accordingly, the Proposed Merger may not be completed. In addition, if the merger is not completed by November 30, 2022, either Simmons or Spirit may choose to terminate the merger agreement at any time after such date if the failure to consummate the transactions contemplated by the merger agreement is not caused by any breach of the merger agreement by the party electing to terminate the merger agreement, before or after Spirit shareholder approval of the Proposed Merger.

If the Proposed Merger is not consummated, the ongoing business, financial condition and results of operations of each party may be adversely affected and the market price of Simmons common stock and Spirit common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Proposed Merger will be consummated. If the consummation of the Proposed Merger is delayed, including by the receipt of a competing acquisition proposal, the business, financial condition and results of operations of each party may be adversely affected.

In addition, each party has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of filing, printing and mailing our proxy statement/prospectus and all filing and other fees paid to the SEC and other regulatory agencies in connection with the Proposed Merger. If the Proposed Merger is not completed, the parties would have to recognize these expenses without realizing the expected benefits of the merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Proposed Merger, including the diversion of management attention from pursuing other opportunities and the constraints in the merger agreement on the ability to make significant changes to each party’s ongoing business during the pendency of the Proposed Merger, could have an adverse effect on each party’s business, financial condition and results of operations.

Additionally, Simmons’ or Spirit’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Proposed Merger, without realizing any of the anticipated benefits of completing the Proposed Merger, and the market price of Simmons’ or Spirit’s common stock might decline to the extent that the current market price reflects a market assumption that the Proposed Merger will be completed. If the merger agreement is terminated and a party’s board of directors seeks another Proposed Merger or business combination, such party’s shareholders cannot be certain that such party will be able to find a party willing to engage in a transaction on more attractive terms than the Proposed Merger.

Some of the conditions to the Proposed Merger may be waived by Simmons or Spirit without resoliciting Spirit shareholder approval of the merger agreement.

Some of the conditions to the Proposed Merger set forth in the merger agreement may be waived by Spirit or Simmons, subject to the agreement of the other party in specific cases. If any such conditions are waived, Spirit and Simmons will evaluate whether an amendment of our proxy statement/prospectus and resolicitation of proxies is warranted. In the event that the Spirit board of directors determines that resolicitation of Spirit shareholders is not warranted, Simmons and Spirit will have the discretion to complete the Proposed Merger without seeking further Spirit shareholder approval.

Simmons and Spirit will be subject to business uncertainties and contractual restrictions while the Proposed Merger is pending.

Uncertainty about the effect of the Proposed Merger on employees, customers (including depositors and borrowers), suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of the parties to the Proposed Merger. These uncertainties may impair Simmons’ or Spirit’s ability to attract, retain and motivate key personnel and customers (including depositors and borrowers) pending the consummation of the Proposed Merger, as such personnel and customers may experience uncertainty about their future roles and relationships following the consummation of the Proposed Merger. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with Simmons and/or Spirit to seek to change existing business relationships with Simmons and/or Spirit or fail to extend an existing relationship with Simmons and/or Spirit. In addition, competitors may target each party’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the Proposed Merger.

The pursuit of the Proposed Merger and the preparation for the integration may place a burden on each company’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have an adverse effect on each party’s business, financial condition and results of operations.

In addition, the merger agreement restricts each party from taking certain actions without the other party’s consent while the Proposed Merger is pending. These restrictions could have an adverse effect on each party’s business, financial condition and results of operations.

Spirit’s directors and executive officers have interests in the Proposed Merger that may be different from the interests of the Spirit shareholders.

Spirit’s directors and executive officers have interests in the Proposed Merger that may be different from, or in addition to, the interests of the Spirit shareholders generally. The Spirit board of directors was aware of these interests and considered them, among other matters, in approving the merger agreement and the transactions contemplated by the merger agreement and recommending to Spirit shareholders that they vote to approve the Proposed Merger.

The merger agreement contains provisions that may discourage other companies from pursuing, announcing or submitting a business combination proposal to Spirit that might result in greater value to Spirit shareholders.

The merger agreement contains provisions that may discourage a third party from pursuing, announcing or submitting a business combination proposal to Spirit that might result in greater value to the Spirit shareholders than the Proposed Merger. These provisions include a general prohibition on Spirit from soliciting or entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. Furthermore, if the merger agreement is terminated, under certain circumstances, Spirit may be required to pay Simmons a termination fee equal to $22,750,000. Spirit also has an unqualified obligation to submit its merger-related proposals to a vote by its shareholders, including if Spirit receives an unsolicited proposal that the Spirit board of directors has determined in good faith is superior to the Proposed Merger.

In connection with entering into the merger agreement, each member of the Spirit board of directors and Spirit’s named executive officers, in their capacities as individuals, have separately entered into a Spirit voting agreement pursuant to which they agreed to vote their beneficially owned shares of Spirit common stock in favor of the merger proposal and certain related matters and against alternative transactions. Shares constituting approximately 24.7% of the Spirit common stock entitled to vote at the Spirit special meeting are subject to Spirit voting agreements.

The shares of Simmons common stock to be received by holders of Spirit common stock as a result of the Proposed Merger will have different rights from the shares of Spirit common stock.

The rights of Spirit shareholders are currently governed by the second amended and restated certificate of formation of Spirit, which we refer to as the Spirit charter, and the second amended and restated bylaws of Spirit, as amended, which we refer to as the Spirit bylaws. Upon completion of the Proposed Merger, the rights of former holders of Spirit common stock will be governed by the Simmons charter and the Simmons bylaws. Simmons is organized under Arkansas law, while Spirit is organized under Texas law. The rights associated with Spirit common stock are different from the rights associated with Simmons common stock.

The Proposed Merger is expected to, but may not, qualify as a reorganization under Section 368(a) of the Code.

The parties expect the Proposed Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code, and the obligations of Simmons and Spirit to complete the Proposed Merger are conditioned upon the receipt of U.S. federal income tax opinion to that effect from Covington & Burling LLP, which we refer to as Covington. This tax opinion represents the legal judgment of counsel rendering the opinion and is not binding on the United States Internal Revenue Service, which we refer to as the IRS, or the courts. The expectation that the Proposed Merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Code reflects assumptions and takes into account the relevant information available to Simmons and Spirit at the time. However, this information is not a fact and should not be relied upon as necessarily indicative of future results. Furthermore, such expectation constitutes a forward-looking statement. For information on forward-looking statements, see the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

If the Proposed Merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, then the exchange of Spirit common stock for Simmons common stock pursuant to the Proposed Merger may be treated as a taxable transaction to holders of Spirit common stock. Consequently, a holder of Spirit common stock may be required to recognize gain or loss equal to the difference between (1) the sum of the fair market value of Simmons common stock received by the Spirit shareholder in the Proposed Merger and the amount of cash, if any, received by the Spirit shareholder, and (2) the Spirit shareholder’s adjusted tax basis in the shares of Spirit common stock exchanged therefor. You should consult your tax advisor to determine the particular tax consequences to you.

The opinion of Stephens Inc. delivered to the Spirit board of directors prior to the signing of the merger agreement will not reflect changes in circumstances after the date of the opinion.

The Spirit board of directors received a fairness opinion from Stephens Inc., Spirit’s financial advisor, dated November 18, 2021. Such opinion has not been updated as of the date of our proxy statement/prospectus and will not be updated at, or prior to, the time of the completion of the Proposed Merger. Changes in the operations and prospects of Simmons or Spirit, general market and economic conditions and other factors that may be beyond the control of Simmons and Spirit may alter the value of Simmons or Spirit or the prices of shares of Simmons common stock or Spirit common stock by the time the Proposed Merger is completed. The opinion does not speak as of the time the Proposed Merger is completed or as of any other date than the date of the opinion.

Litigation against Spirit or Simmons, or the members of the Spirit or Simmons board of directors, could result in significant costs, management distraction, and/or a delay of or injunction against the Proposed Merger.

While Simmons and Spirit believe that any claims that may be asserted by purported shareholder plaintiffs related to the Proposed Merger would be without merit, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the Proposed Merger from being competed in a timely manner. The existence of litigation related to the Proposed Merger could affect the likelihood of obtaining the required approval from Spirit shareholders. Moreover, any litigation could be time consuming and expensive, could divert Simmons and Spirit management’s attention away from their regular business and, any lawsuit adversely resolved against Spirit, Simmons or members of the Spirit or Simmons board of directors, could have an adverse effect on each party’s business, financial condition and results of operations.

If the actions remain unresolved, they could prevent or delay the completion of the Proposed Merger. One of the conditions to the consummation of the Proposed Merger is the absence of any law or order (whether temporary, preliminary or permanent) by any court or regulatory authority of competent jurisdiction prohibiting, restricting or making illegal consummation of the consummation of the transactions contemplated by the merger agreement (including the Proposed Merger). Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a regulatory authority issues an order or other directive prohibiting, restricting or making illegal consummation of the consummation of the transactions contemplated by the merger agreement (including the Proposed Merger), then such injunctive or other relief may prevent the Proposed Merger from becoming effective in a timely manner or at all.

The COVID-19 pandemic may delay and adversely affect the completion of the Proposed Merger.

The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the business, financial condition, liquidity, capital and results of operations of Simmons and Spirit. If the effects of the COVID-19 pandemic, or any current or future variant of COVID-19, cause continued or extended decline in the economic environment and the financial results of Simmons or Spirit, or the business operations of Simmons or Spirit are disrupted as a result of the COVID-19 pandemic, efforts to complete the Proposed Merger and integrate the businesses of Simmons and Spirit may also be delayed and adversely affected. Additional time may be required to obtain the requisite regulatory approvals, and regulatory authorities may impose additional requirements on Simmons or Spirit that must be satisfied prior to completion of the Proposed Merger, which could delay and adversely affect the completion of the Proposed Merger.

Risks Relating to the Combined Company’s Business Following the Proposed Merger

The market price of the common stock of the combined company after the Proposed Merger may be affected by factors different from those currently affecting the shares of Simmons or Spirit common stock.

Upon the completion of the Proposed Merger, Simmons shareholders and Spirit shareholders will become shareholders of the combined company. Simmons’ business differs from that of Spirit, and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations of each of Simmons and Spirit.

Sales of substantial amounts of Simmons common stock in the open market by former Spirit shareholders could depress Simmons’ stock price.

Shares of Simmons common stock that are issued to Spirit shareholders in the Proposed Merger will be freely tradable without restrictions or further registration under the Securities Act. Simmons currently expects to issue 18,325,000 shares of Simmons common stock in connection with the Proposed Merger based on the assumptions described herein. If the Proposed Merger is completed and if Spirit’s former shareholders sell substantial amounts of Simmons common stock in the public market following completion of the Proposed Merger, the market price of Simmons common stock may decrease. These sales might also make it more difficult for Simmons to sell equity or equity-related securities at a time and price that it otherwise would deem appropriate.

Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Proposed Merger may not be realized.

The success of the Proposed Merger will depend on, among other things, the combined company’s ability to combine the businesses of Simmons and Spirit. If the combined company is not able to successfully achieve this objective, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected.

Simmons and Spirit have operated and, until the completion of the Proposed Merger, will continue to operate, independently. The success of the Proposed Merger, including anticipated benefits and cost savings, will depend, in part, on the successful combination of the businesses of Simmons and Spirit. To realize these anticipated benefits and cost savings, after the completion of the Proposed Merger, Simmons expects to integrate Spirit’s business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Proposed Merger. The loss of key employees could have an adverse effect on the companies’ financial results and the value of their common stock. If Simmons experiences difficulties with the integration process, the anticipated benefits of the Proposed Merger may not be realized fully, or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Simmons or Spirit to lose current customers or cause current customers to remove their accounts from Simmons or Spirit and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Simmons or Spirit during this transition period and for an undetermined period after consummation of the Proposed Merger.

The combined company expects to incur substantial expenses related to the Proposed Merger.

The combined company expects to incur substantial expenses in connection with consummation of the Proposed Merger and combining the business, operations, networks, systems, technologies, policies and procedures of the two companies. Although Simmons and Spirit have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of their combination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the Proposed Merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the consummation of the Proposed Merger. As a result of these expenses, both Simmons and Spirit expect to take charges against their earnings before and after the completion of the Proposed Merger. The charges taken in connection with the Proposed Merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

Holders of Simmons and Spirit common stock will have a reduced ownership and voting interest after the Proposed Merger and will exercise less influence over management.

Holders of Simmons and Spirit common stock currently have the right to vote for the election of the directors and on other matters affecting Simmons and Spirit, respectively. Upon the completion of the Proposed Merger, each Spirit shareholder who receives shares of Simmons common stock will become a shareholder of Simmons with a percentage ownership of Simmons common stock that is smaller than such shareholder’s percentage ownership of Spirit common stock. Following completion of the Proposed Merger, it is currently expected that former holders of Spirit common stock as a group will own approximately 14.0% of the combined company’s common stock and existing Simmons common shareholders as a group will own approximately 86.0% of the combined company’s common stock. As a result, Spirit shareholders will have less influence on the management and policies of the combined company than they now have on the management and policies of Spirit, and existing Simmons shareholders may have less influence than they now have on the management and policies of Simmons.

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

As of December 31, 2021, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in our Texas markets. Likewise, as of such date, the substantial majority of our secured loans were secured by collateral located in Texas. Accordingly, we are exposed to risks associated with a lack of geographic diversification. The economic conditions in Texas significantly affect our business, financial condition, results of operations and future prospects, and any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio.

The economies in our markets are also highly dependent on the energy sector as well as the technology and real estate sectors. In particular, a decline in or volatility of the prices of crude oil or natural gas could adversely affect many of our customers. Any downturn or adverse development in our Texas markets, including as a result of a downturn in the energy, technology or real estate sectors, could result in increases in loan delinquencies, increases in non-performing assets and foreclosures, decreases in demand for our products and services, which could adversely affect our liquidity position, and decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power and repayment ability, all of which, in turn, would adversely affect our business, financial condition and results of operations.

In addition, the inflationary outlook in the United States remains uncertain. The consumer price index increased 7 percent year-over-year in December 2021. The risks to our business from inflation depends on the durability of the current inflationary pressures in our markets. Transitory increases in inflation are unlikely to have a material impact on our business or earnings. However, more persistent inflation could lead to tighter-than-expected monetary policy which could, in turn, increase the borrowings costs of our customers, making it more difficult for them to repay their loans or other obligations. High interest rates may be needed to tame persistent inflationary price pressures, which could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

As of December 31, 2021, loans to foreign nationals of $143.3 million comprised 6.2% of our loan portfolio and deposits from foreign nationals of $30.8 million comprised 1.1% of our total deposits. We define foreign nationals as those who derive more than 50.0% of their personal income from non-U.S. sources. We intend to grow this segment of its loan and deposit portfolio in the future. These borrowers typically lack a U.S. credit history and have a potential to leave the United States without fulfilling their mortgage obligation and leaving us with little recourse to them personally. Additionally, transactions with foreign nationals place additional pressure on our policies, procedures and systems for complying with the Bank Secrecy Act and other AML statutes and regulations.

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

As of December 31, 2021, $464.7 million, or 20.0% of our loans held for investment, were comprised of commercial loans to businesses. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. A portion of our commercial loans are secured by promissory notes that evidence loans made by us to borrowers that in turn make loans to others that are secured by real estate. Accordingly, significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Because a portion of our loan portfolio is comprised of 1-4 single family residential real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2021, $362.2 million, or 15.6% of our loans held for investment, were comprised of loans with 1-4 single family residential real estate as a primary component of collateral. As a result, adverse developments affecting real estate values in our primary markets could increase the credit risk associated with our real estate loan portfolio. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan and lease losses, which could adversely affect our business, financial condition and results of operations.

Our commercial real estate and construction, land and development loan portfolios expose us to credit risks that could be greater than the risks related to other types of loans.

As of December 31, 2021, $1.03 billion, or 44.4% of our loans held for investment, were comprised of commercial real estate loans (including owner-occupied commercial real estate loans and multifamily loans) and $401 million, or 17.3% of our loans held for investment, were comprised of construction, land and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, nonowner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our nonowner-occupied commercial real estate loan portfolio could require us to increase our allowance for loan and lease losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.

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

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

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

We have extended significant amounts of credit to a limited number of borrowers, and as of December 31, 2021, the aggregate amount of loans to our 10 and 20 largest borrowers (including related entities) amounted to $227.1 million, or 9.8% of loans held for investment, and $392.0 million, or 16.9% of loans held for investment, respectively. In the event that one or more of these borrowers is not able to make payments of interest and principal in respect of such loans, the potential loss to us is more likely to have a material adverse effect on our business, financial condition and results of operations.

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

Our profitability depends to a great extent upon the level of our net interest income. Changes in interest rates can increase or decrease our net interest income because different types of assets and liabilities may react differently and at different times to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Our interest sensitivity profile was asset sensitive as of December 31, 2021, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.

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

Uncertainty related to the LIBOR determination process and LIBOR discontinuance may adversely affect our results of operations.

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

In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny.  In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.

We could recognize losses on investment securities held in its securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

While we attempt to invest a significant majority of our total assets in loans, we invest a percentage of our total assets (13.0% as of December 31, 2021) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. Such factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may incur realized or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

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

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights.  For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if investors determine that the Company has not made sufficient progress on ESG matters.  In addition, new government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.  Increased ESG related compliance costs could result in increases to our overall operational costs.

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

Risks Related to Our Common Stock

An active trading market for our common stock may not be sustained.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices and headquarters are located at 1836 Spirit of Texas Way, Conroe, Texas 77301. All of our branches are located in Texas. We own 28 of our branch locations and lease the remaining seven locations. The terms of our leases range from five to ten years and generally give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. The following table sets forth a list of our locations as of the date of this Annual Report on Form 10-K.

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

Item 3. Legal Proceedings

In the ordinary course of our banking business, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.  Other than regular, routine examinations by federal and state banking authorities, there are no proceedings pending or known to be contemplated by any governmental authorities. However, changes in circumstances or additional information could result in additional accruals or resolution of these matters in excess of established accruals, which could adversely affect our financial condition, results of operations or cash flows, potentially materially.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information for Common Stock

The Company’s common stock, no par value per share, is traded on the NASDAQ Global Select Market under the trading symbol “STXB”.

Holders of Record

As of December 31, 2021 there were approximately 300 holders of record of the Company’s common stock.

Dividends

The Company paid quarterly cash dividends to shareholders of $0.09 per share during the first and second quarters of 2021. In August of 2021 the Board of Directors voted to increase the dividend to $0.12 per share for the third quarter of 2021. The Company paid quarterly cash dividends to shareholders of $0.12 per share during the third and fourth quarters of 2021. A component of return to common shareholders, the Company intends to pay cash dividends when corporate financial performance and capital strength allow it to do so. All dividend payments must be approved and declared by the Board of Directors and are required to be in compliance with all applicable laws and regulations.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Equity compensation plans approved by shareholders(1)	763,970	$14.63	112,547
Equity compensation plans not approved by shareholders	—	—	—
Total	763,970	$14.63	112,547

(1)

The number of shares available for future issuance includes 112,547 shares available under the Company’s 2017 Stock Incentive Plan (which allows for the issuance of options, as well as various other stock-based awards).

Issuer Purchases of Securities

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

The Company purchased 58,506 shares at an average price of $18.17 under the 2020 Stock Buyback Program before its expiration. The Company did not purchase any shares under the 2021 Stock Buyback Program during the three months ended December 31, 2021.

Item 6.

Reserved.

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

The following graph compares the cumulative total stockholders’ return on our common stock compared to the cumulative total returns for the Standard & Poor’s (S&P) 500 Index and an index representing a group of peer banks from May 4, 2018 (the date our common stock commenced trading on NASDAQ) through December 31, 2021. The comparison assumes that $100 was invested on May 4, 2018 in our common stock and in each of the indices. The cumulative total return on each investment assumes reinvestment of dividends (if applicable).

STXB Performance vs. S&P 500 & Peer Group

200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
-
$ Total Return
5/1/2018
7/1/2018
9/1/2018
11/1/2018
1/1/2019
3/1/2019
5/1/2019
7/1/2019
9/1/2019
11/1/2019
1/1/2020
3/1/2020
5/1/2020
7/1/2020
9/1/2020
11/1/2020
1/1/2021
3/1/2021
5/1/2021
7/1/2021
9/1/2021
11/1/2021
Peer Banks
S&P 500
STXB
Linear (Peer Banks)
Linear (S&P 500)
Linear (STXB)

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

Overview

We are a Texas corporation and a registered bank holding company located in the Houston metropolitan area with headquarters in Conroe, Texas. We offer a broad range of commercial and retail banking services through our wholly-owned bank subsidiary, Spirit of Texas Bank SSB. We operate through 35 full-service branches located primarily in the Houston, Dallas/Fort Worth, Bryan/College Station, San Antonio-New Braunfels, Corpus Christi, Tyler, and Austin metropolitan areas metropolitan areas. As of December 31, 2021, we had total assets of $3.27 billion, loans held for investment of $2.32 billion, total deposits of $2.78 billion and total stockholders’ equity of $393.82 million.

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

Pending Merger of Simmons First National Corporation and Spirit of Texas Bancshares, Inc.

On November 18, 2021, we entered into an Agreement and Plan of Merger (the “merger agreement”) with Simmons First National Corporation (“Simmons”), parent company of Simmons Bank, pursuant to which the companies will combine in an all‐stock transaction. Under the terms of the merger agreement, which was approved by both companies’ Boards of Directors, Spirit will merge with and into Simmons, with Simmons surviving (the “Proposed Merger”), and the combined holding company and bank will operate under the Simmons name and brand with the company’s headquarters remaining in Little Rock, Arkansas. Pending regulatory approvals and the satisfaction of the closing conditions set forth in the merger agreement, the Proposed Merger is expected to close during the second calendar quarter of 2022.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since spread worldwide. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. In addition, the “Delta” and “Omicron” variants of COVID-19, which are the most transmissible variants identified to date, have spread in the United States in 2021. The impact of these variants, or any other new variants of COVID-19, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against variants, and the response by governmental bodies and regulators. The ongoing COVID-19 pandemic has severely impacted the level of economic activity in the local, national and global economies and financial markets. As a result, the Company and certain of its customers have been adversely affected by the COVID-19 pandemic. The extent to which the COVID-19 pandemic, or any current or future variant thereof, negatively impacts the Company's business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, is unknown at this time and will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, or any current or future variant thereof. If the pandemic is sustained for a prolonged period of time, it may further adversely impact the Company and impair the ability of the Company's customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on its business operations, asset valuations, financial condition, and results of operations. Please refer to Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of two years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 25% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). At December 31, 2021, PPP loans totaled $43.9 million which are included in commercial and industrial loans.

The Economic Aid Act, signed into law on December 27, 2020, authorized new PPP funding and extended the authority of lenders to make PPP loans through March 31, 2021. Under the revised terms of the PPP, loans may be made to first time borrowers as well as certain businesses that previously received a PPP loan and experienced a significant reduction in revenue.

During the year ended December 31, 2021, we also participated in the Federal Reserve's PPPLF, which expired on July 30, 2021. As of December 31, 2021, we had no borrowings under the PPPLF. The maturity date of a borrowing under the PPPLF was equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any PPP loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF bear interest at a rate of 0.35% and there were no fees to us.

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

Analysis of Results of Operations

Net income for the year ended December 31, 2021 totaled $42.1 million, which generated diluted earnings per common share of $2.38 and adjusted diluted earnings per common share, which is a non-GAAP financial measure that excludes gain on sale of securities and expenses related to the Proposed Merger, of $2.42 for the year ended December 31, 2021. Net income for the year ended December 31, 2020 totaled $31.3 million, which generated diluted earnings per common share of $1.77 and adjusted diluted earnings per common share of $1.79 for the year ended December 31, 2020. The increase in net income was driven by an increase in interest income of $2.0 million that was primarily attributable to organic loan growth and origination fees net of costs recognized on Paycheck Protection Program loans. In addition, interest expense decreased $6.2 million primarily due to market rate resets which occurred on all products during the year ended December 31, 2021. Increased interest income was partially offset by a decrease of non-interest income of $4.8 million primarily due to a decrease in gain on sale of loans of $4.4 million offset by an increase in Swap fees of $1.0 million. Our results of operations for the year ended December 31, 2021 produced a return on average assets of 1.34% compared to a return on average assets of 1.11% for the year ended December 31, 2020. We had a return on average stockholders’ equity of 11.17% compared to a return on average stockholders’ equity of 8.98% for the year ended December 31, 2020.

Net income for the year ended December 31, 2020 totaled $31.3 million, which generated diluted earnings per common share of $1.77 and adjusted diluted earnings per common share, which is a non-GAAP financial measure that excludes gain on sale of securities and acquisition-related expenses, of $1.79 for the year ended December 31, 2020. Net income for the year ended December 31, 2019 totaled $21.1 million, which generated diluted earnings per common share of $1.40 and adjusted diluted earnings per common share of $1.43 for the year ended December 31, 2019. The increase in net income was driven by an increase in interest income of $37.9 million that was primarily attributable to acquired loan growth, partially offset by an increase in interest expense of $7.0 million, which was mainly the result of increased deposit balances from acquisitions. Our results of operations for the year ended December 31, 2020 produced a return on average assets of 1.11% compared to a return on average assets of 1.14% for the year ended December 31, 2019. We had a return on average stockholders’ equity of 8.98% compared to a return on average stockholders’ equity of 8.38% for the year ended December 31, 2019.

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

	Years Ended December 31,
	2021			2020			2019
	Average Balance(1)	Interest/ Expense	Yield/ Rate	Average Balance(1)	Interest/ Expense	Yield/ Rate	Average Balance(1)	Interest/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$147,681	$252	0.17%	$183,065	$1,301	0.71%	$135,457	$2,892	2.13%
Loans, including loans held for sale(2)	2,313,838	118,922	5.14%	2,254,802	119,904	5.32%	1,411,139	87,547	6.20%
Investment securities and other	429,071	6,350	1.48%	117,947	2,340	1.98%	164,422	4,821	2.93%
Total interest-earning assets	2,890,590	125,524	4.34%	2,555,814	123,545	4.83%	1,711,018	95,260	5.57%
Noninterest-earning assets	257,489			263,887			150,432
Total assets	$3,148,079			$2,819,701			$1,861,450
Interest-bearing liabilities:
Interest-bearing demand deposits	$533,445	$653	0.12%	$371,811	$732	0.20%	$261,498	$1,180	0.45%
Interest-bearing NOW accounts	10,675	5	0.05%	20,174	52	0.26%	11,092	29	0.26%
Savings and money market accounts	688,499	2,474	0.36%	527,149	3,105	0.59%	283,865	2,500	0.88%
Time deposits	608,644	4,594	0.75%	694,087	10,681	1.54%	623,189	11,831	1.90%
FHLB advances and other borrowings	141,052	3,682	2.61%	178,328	3,040	1.70%	71,899	1,830	2.55%
Total interest-bearing liabilities	1,982,315	11,408	0.58%	1,791,549	17,610	0.98%	1,251,543	17,370	1.39%
Noninterest-bearing liabilities and shareholders' equity
Noninterest-bearing demand deposits	774,528			655,328			353,579
Other liabilities	14,863			24,314			4,118
Stockholders' equity	376,373			348,510			252,210
Total liabilities and stockholders' equity	$3,148,079			$2,819,701			$1,861,450
Net interest rate spread			3.77%			3.85%			4.18%
Net interest income and margin		$114,116	3.95%		$105,935	4.14%		$77,890	4.55%
Net interest income and margin (tax equivalent)(3)		$114,581	3.96%		$107,712	4.21%		$78,336	4.58%

(1)	Average balances presented are derived from daily average balances.
(2)	Includes loans on nonaccrual status.
(3)

In order to make pretax income and resultant yields on tax-exempt loans comparable to those on taxable loans, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the years ended December 31, 2021, 2020 and 2019, which is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

A summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and average interest rates follows:

	Years Ended December 31, 2021 Compared to 2020			Years Ended December 31, 2020 Compared to 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other banks	$478	$(1,527)	$(1,049)	$782	$(2,373)	$(1,591)
Loans, including loans held for sale(2)	6,828	(7,810)	(982)	46,306	(13,949)	32,357
Investment securities and other	4,860	(850)	4,010	(1,157)	(1,324)	(2,481)
Total change in interest income	$12,166	$(10,187)	$1,979	$45,931	$(17,646)	$28,285
Interest-bearing liabilities:
Interest-bearing demand deposits	$376	$(455)	$(79)	$378	$(826)	$(448)
Interest-bearing NOW accounts	15	(62)	(47)	23	—	23
Savings and money market accounts	1,379	(2,010)	(631)	1,631	(1,026)	605
Time deposits	3,034	(9,121)	(6,087)	1,250	(2,400)	(1,150)
FHLB advances and other borrowings	384	258	642	1,977	(767)	1,210
Total change in interest expenses	5,188	(11,390)	(6,202)	5,259	(5,019)	240
Total change in net interest income	$6,978	$1,203	$8,181	$40,672	$(12,627)	$28,045

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.
(2)	Includes loans on nonaccrual status.

Year ended December 31, 2021 compared to Year ended December 31, 2020

Net interest income was $114.1 million for the year ended December 31, 2021 compared to $105.9 million for the year ended December 31, 2020, representing an increase of 8.2 million, or 7.7%. The increase in net interest income was primarily due to an increase in interest income of $2.0 million due to organic loan growth and origination fees net of costs recognized on Paycheck Protection Program loans and by a decrease in interest expense of $6.2 million due to market rate resets which occurred on all products during the year ended December 31, 2021. Interest income on loans decreased by $982 thousand for the year ended December 31, 2021. The effects of growth in average loans of $59.0 million, including loans held for sale, for the year ended December 31, 2021 was more than offset by declines in interest rates during the year.

Interest expense was $11.4 million for the year ended December 31, 2021 compared to $17.6 million for the year ended December 31, 2020, representing a decrease of $6.2 million, or 35.2%. This decrease was mainly due to a decrease in interest expense on deposits. Interest expense on FHLB advances and other borrowings totaled $3.7 million for the year ended December 31, 2021 compared to $3.0 million for the year ended December 31, 2020, representing an increase of $642 thousand, resulting primarily from interest expense on subordinated debt issued during the year ended December 31, 2020 which yields 6.0%. Interest on subordinated debt was offset by declines in interest expense on deposits related to lower overall market interest rates.

Interest expense on deposits decreased by $6.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily attributable to a decrease in overall market rates offset by an increase in the average balance of interest bearing deposits of $228.0 million.  The average cost of deposits for the year ended December 31, 2021 was 0.30% compared to the average cost of deposits of 0.64% for the year ended December 31, 2020.  The decrease in cost of deposits was primarily attributable to the decrease in interest rates by the Federal Open Market Committee during the year ended December 31, 2020.  For the year ended December 31, 2021, the average rate paid on time deposits was 0.75% compared to 1.54% for the year ended December 31, 2020.

Net interest margin was 3.95% for the year ended December 31, 2021, compared to 4.14% for the year ended December 31, 2020, representing a decrease of 19 basis points. The tax equivalent net interest margin (which is a non-GAAP measure) was 3.96% for the year ended December 31, 2021 compared to 4.21% for the year ended December 31, 2020, representing a decrease of 25 basis points. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” The average yield on interest-earning assets decreased by 49 basis points for the year ended December 31, 2021, compared to the year ended December 31, 2020 and the average rate paid on interest-bearing liabilities decreased by 40 basis points, resulting in 8 basis point decrease in the interest rate spread.

We currently expect volatility within our net interest income and net interest margin throughout the year ending December 31, 2022 as competition for loans places downward pressure on loan yields offset by any Federal Rate hikes during the year ending December 31, 2022 and the deployment of excess cash into higher yielding loans.

Year ended December 31, 2020 compared to Year ended December 31, 2019

Net interest income was $105.9 million for the year ended December 31, 2020, compared to $77.9 million for the year ended December 31, 2019, representing an increase of $28.0 million, or 36.0%. The increase in net interest income was primarily due to an increase in interest income of $28.3 million partially offset by an increase in interest expense of $240 thousand. Interest income on loans increased by $32.4 million for the year ended December 31, 2020. The effects of growth in average loans of $843.7 million, including loans held for sale, for the year ended December 31, 2020 was more than offset by declines in interest rates during the year and the primary driver of the increase in interest income on loans of $6.8 million was origination fees recognized in conjunction with the PPP.

Interest expense was $17.6 million for the year ended December 31, 2020 compared to $17.4 million for the year ended December 31, 2019, representing an increase of $240 thousand, or 1.4%. This increase was mainly due to an increase in interest expense on FHLB advances and other borrowings. Interest expense on FHLB advances and other borrowings totaled $3.0 million for the year ended December 31, 2020 compared to $1.8 million for the year ended December 31, 2019, representing an increase of $1.2 million, resulting primarily from interest expense on subordinated debt issued during the year ended December 31, 2020 which yields 6.0%. Interest on subordinated debt was offset by declines in interest expense on deposits related to lower overall market interest rates.

Interest expense on deposits decreased by $970 thousand for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily attributable to a decrease in overall market rates offset by an increase in the average balance of interest bearing deposits of $433.6 million.  The average cost of deposits for the year ended December 31, 2020 was 0.64% compared to the average cost of deposits of 1.01% for the year ended December 31, 2019.  The decrease in cost of deposits was primarily attributable to the decrease in interest rates by the Federal Open Market Committee during the year ended December 31, 2020.  For the year ended December 31, 2020, the average rate paid on time deposits was 1.54% compared to 1.90% for the year ended December 31, 2019.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan and lease losses at a level capable of absorbing inherent losses in the loan portfolio. See the discussion under “—Critical Accounting Policies—Allowance for Loan and Lease Losses.” Our management and board of directors review the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance for loan and lease losses calculation is segregated by call report code and then further segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale by loan officers that are subject to validation by a third-party loan review or our internal credit committee. Risk ratings are categorized as pass, watch, special mention, substandard, doubtful and loss, with some general allocation of reserves based on these grades. Impaired loans are reviewed specifically and separately under the FASB’s Accounting Standards Codification (“ASC”) 310, “Receivables”, to determine the appropriate reserve allocation. Management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Loan segments negatively impacted by COVID-19 and deferrals granted to customers impacted by the COVID-19 pandemic do not have a direct impact on the provision; however, adjustments to qualitative factors and loan downgrades within these populations have been made which do impact the provision. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan and lease losses at an appropriate level.

Year ended December 31, 2021 compared to Year ended December 31, 2020

The provision for loan losses was $3.7 million for the year ended December 31, 2021 and $11.3 million for the year ended December 31, 2020. The decrease of the provision for the year ended December 31, 2021 was primarily due to decreased qualitative reserves in response to improved economic indicators. Currently, the qualitative reserve calculation is based upon ten external and internal factors. The COVID-19 pandemic did not significantly impact internal qualitative factors via changes to underwriting guidelines, staffing, and compliance; however, external factors which are developed based upon GDP growth, unemployment, and oil prices were significantly impacted. It was the rebound in these macroeconomic conditions during the year ended December 31, 2021 which translated into lower qualitative scores and thus lower reserves.

Our management maintains a proactive approach in managing nonperforming loans, which were $5.1 million, or 0.22% of loans held for investment, at December 31, 2021, and $8.6 million, or 0.36% of loans held for investment, at December 31, 2020. During the year ended December 31, 2021, we had net charged-off loans totaling $3.3 million, compared to net charged-off loans of $2.0 million for the year ended December 31, 2020. The ratio of net charged-off loans to average loans was 0.15% for 2021, compared to 0.09% for 2020. The allowance for loan and lease losses totaled $16.4 million, or 0.71% of loans held for investment, at December 31, 2021, compared to $16.0 million, or 0.67% of loans held for investment, at December 31, 2020. The ratio of allowance for loan and lease losses to nonperforming loans was 318.4% at December 31, 2021, compared to 186.4% at December 31, 2020.

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

Our management maintains a proactive approach in managing nonperforming loans, which were $8.6 million, or 0.36% of loans held for investment, at December 31, 2020, and $6.5 million, or 0.37% of loans held for investment, at December 31, 2019. During the year ended December 31, 2020, we had net charged-off loans totaling $2.0 million, compared to net charged-off loans of $2.4 million for the year ended December 31, 2019. The ratio of net charged-off loans to average loans was 0.09% for 2020, compared to 0.17% for 2019. The allowance for loan and lease losses totaled $16.0 million, or 0.67% of loans held for investment, at December 31, 2020, compared to $6.7 million, or 0.38% of loans held for investment, at December 31, 2019. The ratio of allowance for loan and lease losses to nonperforming loans was 186.4% at December 31, 2020, compared to 104.18% at December 31, 2019.

Noninterest Income

Our noninterest income includes the following: (1) service charges and fees; (2) SBA loan servicing fees; (3) mortgage referral fees; (4) gain on the sales of loans, net; (5) gain (loss) on sales of investment securities; (6) swap fees; (7) swap referral fees; and (8) other.

The following table presents a summary of noninterest income by category, including the percentage change in each category, for the periods indicated:

	Years Ended December 31, 2021 Compared to 2020			Years Ended December 31, 2020 Compared to 2019
	2021	2020	Change from the Prior Year	2020	2019	Change from the Prior Year
	(Dollars in thousands)
Noninterest income:
Service charges and fees	$6,264	$5,660	10.7%	$5,660	$3,710	52.6%
SBA loan servicing fees	1,235	1,192	3.6%	1,192	929	28.3%
Mortgage referral fees	1,353	1,334	1.4%	1,334	713	87.1%
Gain on sales of loans, net	1,066	5,496	-80.6%	5,496	4,014	36.9%
Gain (loss) on sales of investment securities	5	1,031	-99.5%	1,031	4,582	-77.5%
Swap Fees	2,701	1,746	54.7%	1,746	—	N/A
Swap Referral Fees	1,301	1,950	-33.3%	1,950	—	N/A
Other noninterest income	146	467	-68.7%	467	619	-24.6%
Total noninterest income	$14,071	$18,876	-25.5%	$18,876	$14,567	29.6%

Year ended December 31, 2021 compared to Year ended December 31, 2020

For the year ended December 31, 2021, noninterest income totaled $14.1 million, a $4.8 million, or 25.5%, decrease from $18.9 million for the prior year. This decrease was primarily due to a decrease in gain on sales of loans of $4.4 million.  During the year ended December 31, 2020, the Company recorded a gain on sale of Main Street loans of $3.6 million compared to only $99 thousand in the year ended December 31, 2021. Lower gain on sale of loans was partially offset by an increase in swap fees of $1.0 million. We currently expect noninterest income to show signs of strength in the coming quarters as borrowers get ready for possible rate hikes.

Service charges and fees were $6.3 million for the year ended December 31, 2021, compared to $5.7 million for the year ended December 31, 2020. The $1.6 million increase was due to increased deposit accounts associated with government lending programs.

Gain on sales of loans, net, was $1.1 million for the year ended December 31, 2021, compared to $5.5 million for the year ended December 31, 2020, a decrease of $4.4 million. The decrease was due to declines in gain on sale of SBA loans.

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

Both swap fees and swap referral fees represented new product offerings in 2020.  The decision to offer these products was based upon customer demand and the need to structure some lending deals in a manner that is as competitive as other financial institutions in our market. Depending on the pace of the economic recovery and prevailing views regarding when interest rates might rise, demand for these products will increase or decrease accordingly.

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

The following table presents a summary of noninterest expenses by category, including the percentage change in each category, for the periods indicated:

	Years Ended December 31, 2021 Compared to 2020			Years Ended December 31, 2020 Compared to 2019
	2021	2020	Change from the Prior Year	2020	2019	Change from the Prior Year
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$41,688	$41,756	-0.2%	$41,756	$36,175	15.4%
Occupancy and equipment expenses	9,869	10,047	-1.8%	10,047	6,884	45.9%
Professional services	2,993	2,687	11.4%	2,687	4,054	-33.7%
Data processing and network	4,077	3,973	2.6%	3,973	3,036	30.9%
Regulatory assessments and insurance	1,901	1,847	2.9%	1,847	422	337.7%
Amortization of intangibles	3,067	3,663	-16.3%	3,663	3,630	0.9%
Advertising	367	679	-45.9%	679	623	9.0%
Marketing	309	276	12.0%	276	538	-48.7%
Telephone expense	2,250	2,013	11.8%	2,013	993	102.7%
Conversion expenses	—	1,841	-100.0%	1,841	1,992	-7.6%
Other operating expenses	5,230	6,002	-12.9%	6,002	4,697	27.8%
Total noninterest expense	$71,751	$74,784	-4.1%	$74,784	$63,044	18.6%

Year ended December 31, 2021 compared to Year ended December 31, 2020

For the year ended December 31, 2021, noninterest expense totaled $71.8 million, a $3.0 million, or 4.1%, decrease from $74.8 million for the prior year. This decrease was primarily due to lack of conversion expenses in the year ended December 31, 2021 compared to conversion expenses of $1.8 million in the year ended December 31, 2020, a decrease in other operating expenses of $772 thousand, a decrease in amortization on intangibles of 596 thousand, partially offset by increases in professional services of $306 thousand and telephone expense of $237 thousand.

Professional services increased $306 thousand to $3.0 million for the year ended December 31, 2021, compared to $2.7 million for the year ended December 31, 2020.  The increase was primarily due to increase professional fees associated with the Proposed Merger with Simmons.

Telephone expense increased $237 thousand or 11.8% during the year ended December 31, 2021 primarily due to expenses related to communications upgrades at various branches.  These upgrades should help to improve reliability and connectivity while lowering telephone expense in future years.

Other operating expense decreased $772 thousand for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to prepayment penalties paid on FHLB advances which were incurred as part of an overall balance sheet strategy in 2020.

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

Salaries and employee benefits totaled $41.8 million for the year ended December 31, 2020, which included $979 thousand of stock-based compensation expense. By comparison, salaries and employee benefits totaled $36.2 million for the year ended December 31, 2019, which included $665 thousand of stock-based compensation expense. During the year ended December 31, 2020, we experienced higher salary and employee benefit costs primarily due to increased employee count resulting from the Simmons branch acquisition and acquisition-related and Paycheck Protection Program bonuses paid.

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

Year ended December 31, 2021 compared to Year ended December 31, 2020

Income tax expense was $10.7 million, an increase of $3.2 million for the year ended December 31, 2021, compared to income tax expense of $7.5 million for the year ended December 31, 2020. Our effective tax rates for the years ended December 31, 2021 and 2020 were 20.16% and 19.24%, respectively. The effective tax rate was favorably impacted in the year ended December 31, 2020 due to the income tax benefit associated with a net operating loss carryback claim that was allowed under the CARES Act. The effective tax rate for December 31, 2021 represents a more normalized rate based on recurring permanent differences.

Year ended December 31, 2020 compared to Year ended December 31, 2019

Income tax expense was $7.5 million, an increase of $2.0 million for the year ended December 31, 2020, compared to income tax expense of $5.4 million for the year ended December 31, 2019. Our effective tax rates for the years ended December 31, 2020 and 2019 were 19.24% and 20.41%, respectively. The effective tax rate was lower at December 31, 2020 due to the income tax benefit associated with a net operating loss carryback claim that was allowed under the CARES Act. The effective tax rate for December 31, 2019 represents a more normalized rate based on recurring permanent differences.

Financial Condition

Our total assets increased $181.3 million, or 5.9%, from $3.08 billion as of December 31, 2020 to $3.27 billion as of December 31, 2021. Our asset growth was mainly due to organic loan demand.

Investment Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. The securities portfolio grew to $424.4 million during the year ended December 31, 2021 as a result of deploying excess liquidity resulting from PPP loan forgiveness. The average balance of the securities portfolio including FHLB, FRB and The Independent BankersBank (“TIB”) stock for the years ended December 31, 2021 and 2020 was $429.1 million and $117.9 million, respectively, with a pre-tax yield of 1.48% and 1.98%, respectively. We held 105 securities classified as available for sale with an amortized cost of $407.6 million as of December 31, 2021.  Additionally, we held one equity security carried at fair value totaling $23.7 million.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. No securities were determined to be OTTI as of December 31, 2021 or 2020.

The following table summarizes our available for sale securities portfolio as of the dates presented.

	As of December 31,
	2021	2020
	Fair Value	Fair Value
Available for sale:
State and municipal obligations	$35,270	$37,185
Residential mortgage-backed securities	321,611	132,142
Corporate bonds and other debt securities	43,867	43,093
Total available for sale	$400,748	$212,420

The following table shows contractual maturities and the weighted average yields on our investment securities as of the date presented. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are not presented on a taxable equivalent basis:

	Maturity as of December 31, 2021
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available for sale:
State and municipal obligations	119	3.92%	168	3.89%	82	4.08%	34,761	1.75%
Residential mortgage- backed securities	—	0.00%	24,084	1.08%	10,162	1.27%	295,557	1.11%
Corporate bonds and other debt securities	3,011	3.04%	1,154	3.84%	35,912	4.64%	2,600	4.73%
Total available for sale	$3,130	3.07%	$25,406	1.22%	$46,156	3.90%	$332,918	1.21%

As a member institution of the FHLB and TIB, the Bank is required to own capital stock in the FHLB and TIB. As of December 31, 2021 and 2020, the Bank held approximately $3.7 million and $5.7 million, respectively, in FHLB and TIB stock. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB or TIB. Such repurchases have historically been at par value. We monitor our investment in FHLB and TIB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of December 31, 2021 and 2020, management did not identify any indicators of impairment of FHLB or TIB stock.

Equity investments at fair value consist of an investment in the CRA Qualified Investment Fund. Investment in the fund allows the Bank to earn a return on invested funds while obtaining CRA credit. At December 31, 2021, the fair value of equity securities totalled $23.7 million.

Our securities portfolio had a weighted average life of 5.3 years and an effective duration of 4.7 years as of December 31, 2021 and a weighted average life of 5.11 years and an effective duration of 4.58 years as of December 31, 2020.

Loans Held for Sale

Loans held for sale consist of the guaranteed portion of SBA loans that we intend to sell after origination. Our loans held for sale were $3.5 million as of December 31, 2021 and $1.5 million as of December 31, 2020.

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

Our loans of $2.32 billion as of December 31, 2021 represented a decrease of $66.4 million, or 2.8%, compared to $2.39 billion as of December 31, 2020. This decrease was primarily due to a reduction of PPP loans from $277.8 million at December 31, 2020 to $43.9 million at December 31, 2021 offset by organic loan growth.

Our loans as a percentage of assets were 71.1% and 77.4% as of December 31, 2021 and 2020, respectively.

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We plan to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table summarizes the allocation of loans by type as of the dates presented.

	As of December 31,
	2021		2020
	Amount	% of Total	Amount	% of Total
Commercial and industrial loans(1)	$464,697	20.0%	$574,986	24.1%
Real estate:
1-4 single family residential loans	362,155	15.6%	364,139	15.2%
Construction, land and development loans	400,952	17.3%	415,488	17.4%
Commercial real estate loans (including multifamily)	1,030,891	44.4%	956,743	40.1%
Consumer loans and leases	6,307	0.3%	11,738	0.5%
Municipal and other loans	57,099	2.5%	65,438	2.7%
Total loans held in portfolio	$2,322,101	100.0%	$2,388,532	100.0%
(1)	Balance includes $53.5 million and $70.8 million of the unguaranteed portion of SBA loans as of December 31, 2021 and 2020, respectively.

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

Commercial and industrial loans, including SBA and PPP loans discussed below, totaled $464.7 million as of December 31, 2021 and represented a decrease of $110.3 million, or 19.2%, from $575.0 million as of December 31, 2020. This decrease was primarily due to loans outstanding related to the PPP decreasing to $43.9 million at December 31, 2021 from $277.8 million at December 31, 2020.

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

SBA loans held in our loan portfolio totaled $53.5 million and $70.8 million at December 31, 2021 and 2020, respectively. We intend to continue to lend under the SBA lending program at volumes determined by market demand.

Paycheck Protection Program

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. These loans are included in commercial and industrial loans and may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of two years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 25% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). At December 31, 2021, PPP loans totaled $43.9 million which are included in commercial and industrial loans compared to $277.8 million at December 31, 2020.

We also participated in the Federal Reserve's PPPLF, which expired on July 30, 2021. At December 31, 2021, all amounts outstanding under PPPLF had been repaid compared to $149.8 million outstanding at December 31, 2020. The maturity date of a borrowing under the PPPLF was equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any PPP loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF bear interest at a rate of 0.35% and there were no fees to us.

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

1-4 single family residential real estate loans totaled $362.2 million as of December 31, 2021 and represented a decrease of $1.9 million, or 0.54%, from $364.1 million as of December 31, 2020. Foreign national loans comprised $143.3 million, or 39.6%, of 1-4 single family residential real estate loans as of December 31, 2021, compared to $124.6 million, or 34.2%, of 1-4 single family residential real estate loans as of December 31, 2020. The decrease was primarily due to refinance competition in response to overall lower interest rates.

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

Construction loans totaled $401.0 million as of December 31, 2021 and represented a decrease of $14.5 million, or 3.5%, from $415.5 million as of December 31, 2020. The decrease was primarily due the transition of loans into permanent financing.

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

Commercial real estate loans consist of owner and nonowner-occupied commercial real estate loans, multifamily loans and farmland. Total commercial real estate loans of $1.03 billion as of December 31, 2021 represented an increase of $74.1 million, or 7.8%, from $956.7 million as of December 31, 2020. The increase was primarily due to strong loan demand in the second half of 2021.

Owner and nonowner-occupied commercial real estate loans

Owner-occupied commercial real estate loans totaled $257.0 million as of December 31, 2021 and $243.1 million as of December 31, 2020. Owner-occupied real estate loans comprised 24.9% and 25.4% of total commercial real estate loans as of December 31, 2021 and 2020, respectively.

Nonowner-occupied commercial real estate loans totaled $663.2 million as of December 31, 2021 and $600.6 million as of December 31, 2020. Nonowner-occupied commercial real estate loans comprised 64.3% and 62.8% of total commercial real estate loans as of December 31, 2021 and 2020, respectively.

Multifamily loans and farmland

Multifamily loans totaled $42.9 million at December 31, 2021 and $55.3 million at December 31, 2020. Multifamily loans comprised 4.2% and 5.8% of total commercial real estate loans as of December 31, 2021 and 2020, respectively.

Multifamily loans are not a focus of the Bank, and we do not expect this portion of the portfolio to represent a large portion of our growth going forward. Farmland loans totaled $68.3 million at December 31, 2021 and $57.8 million at December 31, 2020.

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

Consumer loans and leases totaled $6.3 million as of December 31, 2021 and represented a decrease of $5.4 million, or 46.3%, from $11.7 million as of December 31, 2020. Leases comprised $182 thousand and $1.8 million of total consumer loans and leases at December 31, 2021 and 2020, respectively.

Municipal and other loans

Municipal and other loans consist primarily of loans made to municipalities and emergency service, hospital and school districts as well as agricultural loans.

We make loans to municipalities and emergency service, hospital and school districts primarily throughout Texas. The majority of these loans have tax or revenue pledges and in some cases are additionally supported by collateral. Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service. Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities. Total loans to municipalities and emergency service, hospital and school districts and others were $57.1 million and $65.4 million as of December 31, 2021 and 2020, respectively.

For a more detailed discussion of the type of loans in our loan portfolio, see “Business—Lending Activities.”

The following table summarizes the loan contractual maturity distribution by type and by related interest rate characteristics as of the date indicated:

	As of December 31, 2021
	One Year or Less	After One but Within Five Years	Five to Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)
Commercial and industrial loans	$117,589	$238,799	$96,175	$12,134	$464,697
Real estate:
1-4 single family residential loans	19,077	79,480	56,932	206,666	362,155
Construction, land and development loans	153,004	178,392	52,225	17,331	400,952
Commercial real estate loans (including multifamily)	116,126	491,443	318,623	104,699	1,030,891
Consumer loans and leases	2,253	3,758	239	57	6,307
Municipal and other loans	7,762	14,482	33,923	932	57,099
Total loans held in portfolio	$415,811	$1,006,354	$558,117	$341,819	$2,322,101
Predetermined (fixed) interest rates		$397,900	$113,721	$24,413
Floating interest rates		608,454	444,396	317,406
Total		$1,006,354	$558,117	$341,819

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

Asset Quality

The following table sets forth the composition of our nonperforming assets, including nonaccrual loans, accruing loans 90 days or more days past due, other real estate owned and repossessed assets and restructured loans as of the dates indicated:

	For the Years Ended December 31,
	2021	2020	2019
Asset and Credit Quality Ratios:
Nonaccrual loans	5,149	8,598	6,465
Accruing loans 90 days or more past due	-	-	2
Total nonperforming loans	5,149	8,598	6,467
Other real estate owned and repossessed assets	188	133	3,653
Total nonperforming assets	5,337	8,731	10,120
Loans held for investment	2,322,101	2,388,532	1,767,182
Total Assets	3,266,038	3,084,759	2,384,622
Allowance for Loan Lease	(16,395)	(16,026)	(6,737)

Nonperforming loans to loans held for investment(1)	0.22%	0.36%	0.37%
Nonperforming assets to loans plus OREO	0.23%	0.37%	0.57%
Nonperforming assets to total assets(2)	0.16%	0.28%	0.42%
Allowance for loan and lease losses to nonperforming loans	318.41%	186.39%	104.18%
Allowance for loan and lease losses to loans held for investment	0.71%	0.67%	0.38%

Net charge-offs (recoveries) to average loans:
Commercial and industrial loans	0.62%	0.32%	1.13%
Net charge offs	3,369	1,788	2,361
Average loans	544,550	561,330	208,388
1-4 single family residential	0.00%	0.01%	-0.03%
Net charge offs (recoveries)	12	21	(65)
Average loans	370,741	381,374	246,447
Construction, land and development	0.00%	0.00%	0.00%
Net charge offs	-	-	-
Average loans	359,050	456,970	289,927
Commercial real estate (including multifamily)	0.00%	0.00%	0.00%
Net charge offs	-	-	-
Average loans	969,662	773,771	578,839
Consumer loans and leases	-0.39%	1.19%	0.56%
Net charge offs (recoveries)	(33)	165	114
Average loans	8,484	13,921	20,215
Municipal and other loans	-0.01%	-0.01%	-0.01%
Net charge offs (recoveries)	(6)	(6)	(5)
Average loans	61,351	66,750	67,323
Total loans held in portfolio	0.14%	0.09%	0.17%
Net charge offs	3,342	1,968	2,405
Average loans	2,313,838	2,254,116	1,411,139

(1)

Performing troubled debt restructurings represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.

(2)	Nonperforming loans include loans on nonaccrual status and accruing loans 90 or more days past due.
(3)	Nonperforming assets include loans on nonaccrual status, accruing loans 90 days or more past due and other real estate owned and repossessed assets.

Nonperforming loans totaled $5.1 million at December 31, 2021, a decrease of $3.5 million, or 67.0%, from $8.6 million at December 31, 2020. Nonperforming assets totaled $5.3 million at December 31, 2021, a decrease of $3.4 million, or 38.9%, from $8.7 million at December 31, 2020. This decrease was primarily due to charge offs on previously impaired loans.

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

Throughout the year ended December 31, 2021, certain borrowers were unable to meet their contractual payment obligations because of the effects of the ongoing COVID-19 pandemic. In an effort to mitigate the adverse effects of the COVID-19 pandemic on our loan customers, we have provided certain customers the opportunity to defer payments, or portions thereof, for up to 90 days, should they so request. As of December 31, 2021, we had $13.9 million of loans with active COVID-related deferrals, all of which the Company expects to return to active payment status at the end of their respective deferral periods. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to the COVID-19 pandemic reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral. We continue to monitor industries that have experienced more lasting effects from the COVID-19 pandemic. At December 31, 2021 no alterations were made to the allowance for loan loss calculation specifically for any industry.

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

Purchased credit impaired loans related to the Comanche acquisition were insignificant, and the Bank did not identify any purchased credit impaired loans related to the Beeville acquisition or the Simmons branch acquisition. Management identified purchased credit impaired loans related to the Citizens of approximately $3.2 million and estimated that expected cash flows were equal to contractual cash flows at the acquisition date.  The remaining recorded investment in purchased credit impaired loans related to the Citizens acquisition was $455 thousand at December 31, 2021 and the Company believes that all contractual principal and interest will be received.

The allowance for loan and lease losses increased $369 thousand to $16.4 million at December 31, 2021 from $16.0 million at December 31, 2020, primarily due to organic loan growth. The allowance for loan and lease losses as a percentage of nonperforming loans and allowance for loan and lease losses as a percentage of loans held for investment was 318.4% and 0.71%, respectively, as of December 31, 2021, compared to 186.4% and 0.67%, respectively, as of December 31, 2020.

Net loan charge-offs for the year ended December 31, 2021 totaled $3.3 million, an increase from $2.4 million of net loan charge-offs for the same period of 2020. The increase in net charge-offs for the year ended December 31, 2021 primarily related to charge-offs in our SBA loan portfolio. The ratio of net loan charge-offs to average loans outstanding during the years ended December 31, 2021 and 2020 was 0.14% and 0.09%, respectively.

The following table provides the allocation of the allowance for loan and lease losses as of the dates presented:

	As of December 31,
	2021		2020
	Amount	% Loans in each category	Amount	% Loans in each category
Commercial and industrial loans	$9,785	20.0%	$9,086	24.1%
Real estate:
1-4 single family residential loans	91	15.6%	147	15.2%
Construction, land and development loans	1,686	17.3%	1,744	17.4%
Commercial real estate loans (including multifamily)	4,712	44.4%	4,843	40.1%
Consumer loans and leases	72	0.3%	145	0.5%
Municipal and other loans	49	2.5%	61	2.7%
Ending allowance balance	$16,395	100.0%	$16,026	100.0%

Bank-owned Life Insurance (“BOLI”)

BOLI policies are held in order to insure key, active employees and former directors the Bank. Policies are recorded at the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable.

The following table summarizes the changes in the cash surrender value of BOLI for the periods presented:

	For the Years Ended December 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$15,969	$15,610
Additions from premium payments	20,000	—
Net gain in cash surrender value	675	359
Balance at end of period	$36,644	$15,969

As of December 31, 2021 and 2020, the BOLI cash surrender value was $36.6 million and $16.0 million, respectively. We recognized $675 thousand, $359 thousand and $306 thousand of BOLI income for the years ended December 31, 2021, 2020 and 2019, respectively. The total death benefit of the BOLI policies at December 31, 2021 was $80.7 million.

Deposits

We expect deposits to be our primary funding source in the future as we optimize our deposit mix by continuing to shift our deposit composition from higher cost time deposits to lower cost demand deposits. Non-time deposits include demand deposits, NOW accounts, and savings and money market accounts.

The following table shows the deposit mix as of the dates presented:

	As of December 31,
	2021		2020
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$803,546	28.9%	$727,543	29.6%
Interest-bearing demand deposits	650,588	23.4%	472,076	19.2%
Interest-bearing NOW accounts	13,008	0.5%	10,287	0.4%
Savings and money market accounts	751,404	27.0%	610,571	24.8%
Time deposits	563,845	20.2%	638,658	26.0%
Total deposits	$2,782,391	100.0%	$2,459,135	100.0%

Total deposits at December 31, 2021 were $2.78 billion, an increase of $323.3 million, or 13.1%, from total deposits at December 31, 2020 of $2.46 billion.

The average cost of deposits for the year ended December 31, 2021 was 0.30%. This represents a decrease of 34 basis points compared to the average cost of deposits of 0.64% for the year ended December 31, 2020. The decrease in cost of deposits was primarily attributable to the decrease in interest rates by the Federal Open Market Committee during the year ended December 31, 2020. For the year ended December 31, 2021, the average rate paid on time deposits was 0.75% compared to 1.54% for the year ended December 31, 2020.

Total deposits that exceeded the FDIC insurance limit of $250 thousand at December 31, 2021 were $1.2 billion. The maturities of time deposits that exceeded the FDIC insurance limit of $250 thousand at December 31, 2021 are as follows:

As of December 31,
(Dollars in thousands)
Three months or less	$58,935
After three months through six months	22,391
After six months through twelve months	88,978
After twelve months	27,557
Total time deposits in excess of FDIC insurance limit	$197,861

Borrowings

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB borrowings: The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2021 and 2020, total remaining borrowing capacity of $841.9 million and $654.9 million, respectively, was available under this arrangement. As of December 31, 2021 we had no short-term FHLB borrowings. As of December 31, 2020, we had short-term FHLB borrowings of $10 million, with an average interest rate of 0.70%. We had long-term FHLB borrowings of $38.5 million and $51.9 million as of December 31, 2021 and 2020, respectively, with an average interest rate of 2.44% and 2.29%, respectively.

PPPLF: In conjunction with the PPP, we also participated in the Federal Reserve's PPPLF, which expired on July 30, 2021. At December 31, 2021, all amounts outstanding under PPPLF had been repaid compared to $149.8 million outstanding at December 31, 2020. The maturity date of a borrowing under the PPPLF was equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any PPP loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF bear interest at a rate of 0.35% and there were no fees to us.

Subordinated Notes: On July 24, 2020, the Company issued $37 million aggregate principal amount of 6.00% fixed-to-floating rate subordinated notes due 2030.  The Notes will initially bear interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the then-current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York (provided, that in the event the benchmark rate is less than zero, the benchmark rate will be deemed to be zero) plus 592 basis points, payable quarterly, in arrears. The amount outstanding at December 31, 2021 and 2020 was $37.0 million.

Secured borrowings : Due to the rights retained on certain loan participations sold, the Company is deemed to have retained effective control over these loans under ASC Topic 860, “Transfers and Servicing”, and therefore these participations sold must be accounted for as a secured borrowing. At December 31, 2021, the Company had no secured borrowings.  At December 31, 2020, total secured borrowings were $4.0 million representing an increase in loans held for investment and matching increase in long-term borrowings.

Line of credit: We entered into a line of credit with a third party lender in May 2017 that allows us to borrow up to $20.0 million. The interest rate on this line of credit is based upon 90-day LIBOR plus 4.0%, and unpaid principal and interest is due at the stated maturity of May 12, 2022. This line of credit is secured by a pledge of all of the common stock of the Bank. This line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender. During 2019, the line of credit was increased to a total borrowing capacity of $50.0 million all of which was available at December 31, 2021 and at December 31, 2020.

Total borrowings consisted of the following as of the dates presented:

	As of December 31,
	(Dollars in thousands)
	2021	2020
Short-term FHLB borrowings	$—	$10,000
Long-term FHLB borrowings	38,485	51,890
PPPLF	—	149,848
Subordinated Notes	36,452	36,295
Secured borrowings	—	3,987
Total borrowings	$74,937	$252,020

At December 31, 2021, total borrowings were $74.9 million, a decrease of $177.1 million, or 70.3%, from $252.0 million at December 31, 2020. The decrease in total borrowings was primarily driven by repayment of Paycheck Protection Program Liquidity Facility advances.

Short-term borrowings consist of debt with maturities of one year or less. Our short-term borrowings consist of FHLB borrowings and a third party line of credit. The following table is a summary of short-term borrowings as of and for the periods presented:

	As of and for the years ended December 31,
	(Dollars in thousands)
	2021	2020
Short-term borrowings:
Maximum outstanding at any month-end during the period	$10,000	$10,000
Balance outstanding at end of period	—	10,000
Average outstanding during the period	2,603	10,000
Average interest rate during the period	0.70%	0.70%
Average interest rate at the end of the period	0.00%	0.70%

We maintained five, unsecured Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $115.0 million as of December 31, 2021.  We maintained five, unsecured Federal Funds lines of credit with commercial banks with an availability to borrow up to an aggregate $105.0 million as of December 31, 2020. There were no advances under these lines of credit outstanding as of December 31, 2021 or 2020.

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the periods indicated:

		Years Ended December 31,
	2021	2020	2019
		(Dollars in thousands)
Balance at beginning of period	$360,779	$345,705	$198,796
Net income	42,052	31,311	21,136
Common stock dividends declared ($0.42 and $0.16 per share, respectively)	(7,210)	(2,767)	—
Shares issued in offering, net(1)	—	—	46,535
Shares issued in business combination	—	—	78,083
Exercise of stock options and warrants	3,243	683	1,966
Stock-based compensation	1,134	979	665
Treasury Stock Purchases	(1,096)	(15,470)	(289)
Other comprehensive income (loss)	(5,086)	338	(1,187)
Balance at end of period	$393,816	$360,779	$345,705

(1)	Shares issued in offering were net of expenses of $442 thousand for 2019.

Net income totaled $42.1 million for the year ended December 31, 2021, an increase of $10.7 million, compared to $31.3 million for the year ended December 31, 2020. Our results of operations for the year ended December 31, 2021, produced a return on average assets of 1.13% compared to 1.11% for the prior year. Our results of operations for the year ended December 31, 2021 produced a return on average stockholders’ equity of 9.25% compared to 8.98% for the prior year.

Stockholders’ equity was $393.8 million as of December 31, 2021, an increase of $33.0 million from $360.8 million as of December 31, 2020. The increase was primarily driven by net income of $42.1 million offset by dividends of $7.2 million and other comprehensive loss of $5.1 million.

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

Capital Resources and Liquidity

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

Under the Basel III Capital Rules, we are required to maintain the following minimum capital to risk-adjusted assets requirements: (i) a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”); (ii) a tier 1 capital ratio of 6.0% (8.0% to be considered “well capitalized”), and (iii) a total capital ratio of 8.0% (10.0% to be considered “well capitalized”). Under the Basel III rules there is a requirement for a common phased-in equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis as of January 1, 2019.

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

The following table sets forth the regulatory capital ratios, excluding the impact of the capital conservation buffer, as of the dates indicated:

	Minimum Capital Requirement	Minimum Capital Requirement with Capital Buffer	Minimum to Be Well Capitalized	December 31,
				2021	2020	2019
Capital ratios (Company):
Tier 1 leverage ratio	4.0%	4.000%	N/A	10.64%	9.90%	12.37%
Common equity tier 1 capital ratio	4.5%	7.000%	N/A	13.41%	11.94%	14.47%
Tier 1 risk-based capital ratio	6.0%	8.500%	N/A	13.41%	11.94%	14.47%
Total risk-based capital ratio	8.0%	10.500%	N/A	14.07%	14.28%	14.85%
Capital ratios (Bank):
Tier 1 leverage ratio	4.0%	4.000%	5.0%	10.65%	10.30%	11.29%
Common equity tier 1 capital ratio	4.5%	7.000%	6.5%	12.82%	12.29%	13.98%
Tier 1 risk-based capital ratio	6.0%	8.500%	8.0%	12.82%	12.29%	13.98%
Total risk-based capital ratio	8.0%	10.500%	10.0%	13.46%	13.00%	14.36%

At December 31, 2021, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At December 31, 2021, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2020 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

As of December 31, 2021, we had a tier 1 leverage ratio of 10.64%. As of December 31, 2021, the Bank had a tier 1 leverage ratio of 10.65%, which provided $178.9 million of excess capital relative to the minimum requirements to be considered well capitalized.

For a discussion of the changes in our total stockholders’ equity at December 31, 2021 as compared with December 31, 2020, please see the discussion under “—Stockholders’ Equity” above.

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2021 and 2020, our liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. The Bank maintained five unsecured Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $115.0 million as of December 31, 2021.  We maintained five, unsecured Federal Funds lines of credit with commercial banks with an availability to borrow up to an aggregate $105.0 million as of December 31, 2020. The Company drew $10 million on the line of credit during the year ended December 31, 2020 to fund general corporate needs and repaid the outstanding amount plus interest in July 2020.  There were no advances under these lines of credit outstanding as of December 31, 2021 or 2019.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the periods indicated. Average assets were $3.15 billion for the year ended December 31, 2021 and $2.82 billion for the year ended December 31, 2020.

	As of and for the Years Ended December 31,
	2021	2020
Sources of funds:
Deposits:
Noninterest-bearing	24.5%	23.2%
Interest-bearing	58.5%	57.2%
Advances from FHLB and other borrowings	4.5%	6.3%
Other liabilities	0.5%	0.9%
Stockholders' equity	12.0%	12.4%
Total	100.0%	100.0%
Uses of funds:
Loans	73.5%	80.0%
Investment securities and other	13.6%	4.1%
Interest-bearing deposits in other banks	4.7%	6.5%
Other noninterest-earning assets	8.2%	9.4%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	29.6%	28.9%
Average loans to average deposits	88.5%	99.4%

Our primary source of funds is deposits and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including loans held for sale, increased 2.6% for the year ended December 31, 2021 compared to the year ended December 31, 2020. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 5.3 years and an effective duration of 4.7 years as of December 31, 2021.

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

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We seek to minimize our exposure to loss under these commitments by subjecting them to prior credit approval and ongoing monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses. As of December 31, 2021 and 2020, our reserve for unfunded commitments totaled $76 thousand and $90 thousand, respectively.

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

The following table summarizes our commitments as of the dates presented:

	December 31,
	2021	2020
	(Dollars in thousands)
Unfunded loan commitments	$550,604	$309,411
Commercial and standby letters of credit	3,402	3,272
Total	$554,006	$312,683

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

As of December 31, 2021, we had outstanding $550.6 million in commitments to extend credit and $3.4 million in commitments associated with outstanding commercial and standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2021, we believe we had no exposure to future cash requirements associated with known uncertainties. Capital expenditures, including buildings and construction in process, for the years ended December 31, 2021 and 2020 were $2.0 million and $10.2 million, respectively.

We had cash and cash equivalents of $305.8 million and $263.0 million as of December 31, 2021 and 2020, respectively. The increase was primarily due to PPP loan forgiveness received during the year ended December 31, 2021.

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

The following table summarizes the simulated change in net interest income over a 12-month horizon:

December 31, 2021
Change in interest rates (basis points)	% Change in Net Interest Income
+300	35.10%
+200	23.17%
+100	11.39%
Base	0.00%
-100	-4.04%

The following table summarizes an immediate shock in the fair value of equity as of the date indicated:

December 31, 2021
Change in interest rates (basis points)	% Change in Fair Value of Equity
+300	33.78%
+200	23.58%
+100	12.27%
Base	0.00%
-100	-9.89%

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

Some of our financial instruments are currently tied to LIBOR. LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. On March 5, 2021, the U.K. Financial Conduct Authority (“FCA”) announced that the majority of LIBOR rates will no longer be published after December 31, 2021, although a number of key settings will continue until June 2023, to support the rundown of legacy contracts only. As a result, LIBOR should be discontinued as a reference rate. Other interest rates used globally could also be discontinued for similar reasons.

In response to reference rate reform, the Company formed a LIBOR Transition Team in 2020, has created standard LIBOR replacement language for new and modified loan notes, and is monitoring the remaining loans with LIBOR rates monthly to ensure progress in updating these loans with acceptable LIBOR replacement language or converting them to other interest rates. The Company has not been offering LIBOR-indexed rates originated by other banks, subject to the Company’s determination that the LIBOR replacement language in the loan documents meets the Company’s standards. Pursuant to the Interagency Statement on LIBOR Transition issued in November 2020, the Company will not enter into any new LIBOR-based credit agreements after December 31, 2021.

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

The following table reconciles, as of the date set forth below, basic and diluted earnings per common share and presents our basic and diluted earnings per common share exclusive of the impact of non-core transactions:

	As of or for the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share data)
Basic and diluted earnings per share - GAAP basis:
Net income	$42,052	$31,311	$21,136
Less:
Participated securities share of undistributed earnings	—	—	—
Net income available to common stockholders	$42,052	$31,311	$21,136
Weighted average number of common shares - basic	17,180,097	17,567,117	14,697,342
Weighted average number of common shares - diluted	17,641,384	17,649,463	15,112,827
Basic earnings per common share	$2.45	$1.78	$1.44
Diluted earnings per common share	$2.38	$1.77	$1.40
Basic and diluted earnings per share - Non-GAAP basis:
Net income available to common stockholders	$42,052	$31,311	$21,136
Pre-tax adjustments:
Noninterest income
Gain on sale of investment securities	(5)	(1,031)	(4,582)
Noninterest expense
Merger related expenses	800	2,049	4,858
Taxes:
NOL carryback claim	-	(575)	—
Tax effect of adjustments	(118)	(206)	181
Adjusted net income	$42,729	$31,548	$21,593
Weighted average number of common shares - basic	17,180,097	17,567,117	14,697,342
Weighted average number of common shares - diluted	17,641,384	17,649,463	15,112,827
Basic earnings per common share	$2.49	$1.80	$1.47
Diluted earnings per common share	$2.42	$1.79	$1.43

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible equity and presents our tangible book value per share compared to our book value per share:

	As of December 31,
	2021	2020
	(Dollars in thousands, except per share data)
Total stockholders' equity	$393,816	$360,779
Less:
Goodwill and other intangible assets	82,432	85,499
Tangible stockholders' equity	$311,384	$275,280
Shares outstanding(1)	17,282,047	17,081,831
Book value per share(1)(2)	$22.79	$21.12
Less:
Goodwill and other intangible assets per share(1)(3)	4.77	5.01
Tangible book value per share	$18.02	$16.12

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible equity and total assets to tangible assets:

	As of December 31,
	2021	2020
	(Dollars in thousands)
Total stockholders' equity to total assets - GAAP basis:
Total stockholders' equity (numerator)	$393,816	$360,779
Total assets (denominator)	3,266,038	3,085,464
Total stockholders' equity to total assets	12.06%	11.69%
Tangible equity to tangible assets - Non-GAAP basis:
Tangible equity:
Total stockholders' equity	$393,816	$360,779
Less:
Goodwill and other intangible assets	82,432	85,499
Total tangible common equity (numerator)	$311,384	$275,280
Tangible assets:
Total assets	$3,266,038	$3,085,464
Less:
Goodwill and other intangible assets	82,432	85,499
Total tangible assets (denominator)	$3,183,606	$2,999,965
Tangible equity to tangible assets	9.78%	9.18%

Net Interest Margin

We show net interest margin on a fully taxable equivalent basis, which is a non-GAAP financial measure.

We believe the fully tax equivalent basis is the preferred industry measurement basis for net interest margin and that it enhances comparability of net interest income arising from taxable and tax-exempt sources.

The following table reconciles, as of the dates set forth below, net interest margin on a fully taxable equivalent basis:

	As of and for the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Net interest margin - GAAP basis:
Net interest income	$114,116	$105,935	$77,890
Average interest-earning assets	2,890,590	2,555,814	1,711,018
Net interest margin	3.95%	4.14%	4.55%
Net interest margin - Non-GAAP basis:
Net interest income	$114,116	$105,935	$77,890
Plus:
Impact of fully taxable equivalent adjustment	465	1,777	445
Net interest income on a fully taxable equivalent basis	$114,581	$107,712	$78,335
Average interest-earning assets	$2,890,590	$2,555,814	$1,711,018
Net interest margin on a fully taxable equivalent basis - Non-GAAP basis	3.96%	4.21%	4.58%

Critical Accounting Policies and Estimates

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity and Market Risk” of this Annual Report on Form 10-K for discussion on how the Company manages market risk.

Item 8. Financial Statements and Supplementary Data

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

92

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Spirit of Texas Bancshares, Inc.

Conroe, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spirit of Texas Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

March 7, 2022

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2021	2020
Assets:
Cash and due from banks	$87,176	$31,396
Interest-bearing deposits in other banks	218,612	231,638
Total cash and cash equivalents	305,788	263,034
Investment securities:
Available for sale securities, at fair value	400,748	212,420
Equity investments, at fair value	23,665	24,000
Total investment securities	424,413	236,420
Loans held for sale	3,472	1,470
Loans:
Loans held for investment	2,322,101	2,388,532
Less: allowance for loan and lease losses	(16,395)	(16,026)
Loans, net	2,305,706	2,372,506
Premises and equipment, net	77,291	83,348
Accrued interest receivable	8,146	11,199
Other real estate owned and repossessed assets	188	133
Goodwill	77,681	77,681
Core deposit intangible	4,751	7,818
SBA servicing asset	2,244	2,953
Deferred tax asset, net	1,172	1,085
Bank-owned life insurance	36,644	15,969
Federal Home Loan Bank and other bank stock, at cost	3,741	5,718
Right of use assets	4,539	-
Other assets	10,262	5,425
Total assets	$3,266,038	$3,084,759
Liabilities and stockholders' equity
Liabilities:
Deposits:
Transaction accounts:
Noninterest-bearing	$803,546	$727,543
Interest-bearing	1,415,000	1,092,934
Total transaction accounts	2,218,546	1,820,477
Time deposits	563,845	638,658
Total deposits	2,782,391	2,459,135
Accrued interest payable	781	1,303
Short-term borrowings	—	10,000
Long-term borrowings, net	74,937	242,020
Operating lease liabilities	4,720	-
Other liabilities	9,393	11,522
Total liabilities	2,872,222	2,723,980
Commitments and contingencies (Note 18)
Stockholders' equity:
Common stock, no par value; 50 million shares authorized; 18,588,315 and 18,329,593 shares issued; 17,282,047 and 17,081,831 outstanding	303,227	298,850
Retained earnings	111,525	76,683
Accumulated other comprehensive (loss) income	(4,081)	1,005
Treasury stock, 1,306,268 and 1,247,762 shares repurchased	(16,855)	(15,759)
Total stockholders' equity	393,816	360,779
Total liabilities and stockholders' equity	$3,266,038	$3,084,759

The accompanying notes are an integral part of these consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Interest income:
Interest and fees on loans	$118,922	$119,904	$87,546
Interest and dividends on investment securities	6,350	2,340	4,624
Other interest income	252	1,301	3,090
Total interest income	125,524	123,545	95,260
Interest expense:
Interest on deposits	7,726	14,570	15,540
Interest on FHLB advances and other borrowings	3,682	3,040	1,830
Total interest expense	11,408	17,610	17,370
Net interest income	114,116	105,935	77,890
Provision for loan losses	3,711	11,257	2,856
Net interest income after provision for loan losses	110,405	94,678	75,034
Noninterest income:
Service charges and fees	6,264	5,660	3,710
SBA loans servicing fees	1,235	1,192	929
Mortgage referral fees	1,353	1,334	713
Gain on sales of loans, net	1,066	5,496	4,014
Gain on sales of investment securities	5	1,031	4,582
Swap Fees	2,701	1,746	—
Swap Referral Fees	1,301	1,950	—
Other noninterest income	146	467	619
Total noninterest income	14,071	18,876	14,567
Noninterest expense:
Salaries and employee benefits	41,688	41,756	36,175
Occupancy and equipment expenses	9,869	10,047	6,884
Professional services	2,993	2,687	4,054
Data processing and network	4,077	3,973	3,036
Regulatory assessments and insurance	1,901	1,847	422
Amortization of intangibles	3,067	3,663	3,630
Advertising	367	679	623
Marketing	309	276	538
Telephone expense	2,250	2,013	993
Conversion expense	—	1,841	1,992
Other operating expenses	5,230	6,002	4,697
Total noninterest expense	71,751	74,784	63,044
Income before income tax expense	52,725	38,770	26,557
Income tax expense	10,673	7,459	5,421
Net income	$42,052	$31,311	$21,136
Earnings per common share:
Basic	$2.45	$1.78	$1.44
Diluted	$2.38	$1.77	$1.40
Weighted average common shares outstanding:
Basic	17,180,097	17,567,117	14,697,342
Diluted	17,641,384	17,649,463	15,112,827

The accompanying notes are an integral part of these consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$42,052	$31,311	$21,136
Other comprehensive income (loss):
Unrealized net holding (losses) gains on investment securities available for sale, net of benefit (taxes) of $1,678, $(304) and $(662), respectively	(6,447)	1,152	2,510
Change in the accumulated gain on effective cash flow hedge derivative, net of taxes of $(363), $0, and $0, respectively	1,365	-	-
Reclassification adjustment for realized (gains) on investment securities available for sale included in net income, net of benefit of $1, $217 and $983, respectively	(4)	(814)	(3,697)
Total other comprehensive income (loss)	(5,086)	338	(1,187)
Total comprehensive income	$36,966	$31,649	$19,949

The accompanying notes are an integral part of these consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Shares of Common	Common	Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Stock	Earnings	Stock	Income (Loss)	Equity
Balance as of January 1, 2019	12,103,753	$169,939	$27,003	$-	$1,854	$198,796
Net income	—	—	21,136	—	—	21,136
Conversion of preferred stock	2,300,000	46,535	—	—	—	46,535
Exercise of stock options and warrants	3,679,191	78,083	—	—	—	78,083
Issuance of common stock (1)	189,301	1,966	—	—	—	1,966
Stock-based compensation	—	665	—	—	—	665
Treasury stock purchases	(14,023)	—	—	(289)	—	(289)
Other comprehensive income	—	—	—	—	(1,187)	(1,187)
Balance as of December 31, 2019	18,258,222	297,188	48,139	(289)	667	345,705
Net income	—	—	31,311	—	—	31,311
Common stock dividends declared ($0.16 per share)	—	—	(2,767)	—	—	(2,767)
Exercise of stock options and warrants	57,348	683	—	—	—	683
Stock-based compensation	—	979	—	—	—	979
Treasury stock purchases	(1,233,739)	—	—	(15,470)	—	(15,470)
Other comprehensive income (loss)	—	—	—	—	338	338
Balance as of December 31, 2020	17,081,831	298,850	76,683	(15,759)	1,005	360,779
Net income	—	—	42,052	—	—	42,052
Common stock dividends declared ($0.42 per share)	—	—	(7,210)	—	—	(7,210)
Exercise of stock options and warrants and delivery of restricted stock units	258,722	3,243	—	—	—	3,243
Stock-based compensation	—	1,134	—	—	—	1,134
Treasury stock purchases	(58,506)	—	—	(1,096)	—	(1,096)
Other comprehensive loss	—	—	—	—	(5,086)	(5,086)
Balance as of December 31, 2021	17,282,047	$303,227	$111,525	$(16,855)	$(4,081)	$393,816

(1)	Shares issued in offering were net of expenses of $452 thousand for the 2018 offering and $442 thousand for the 2019 offering.

The accompanying notes are an integral part of these consolidated financial statements

SPIRIT OF TEXAS BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$42,052	$31,311	$21,136
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	3,711	11,257	2,856
Depreciation and amortization	4,356	4,143	3,235
Net amortization of premium on investment securities	2,228	227	400
Amortization of intangible assets	3,067	3,663	3,630
Accretion of discount on retained SBA loans	(1,022)	(1,066)	(941)
Deferred tax expense (benefit)	1,224	(1,528)	1,730
Originations of loans held for sale	(12,143)	(18,467)	(47,725)
Proceeds from loans held for sale	11,109	22,997	51,885
Net gains on sale of loans held for sale	(967)	(1,821)	(4,014)
(Gain) loss on sale of other real estate owned and repossessed assets	(15)	23	(48)
(Gain) on sale of investment securities	(5)	(1,031)	(4,582)
(Gain) on sale of premises and equipment	(18)	—	—
Stock dividends on equity investments at fair value	(335)	—	—
Stock dividends on FHLB stock	(27)	—	—
Amortization of debt issuance costs	156	79	—
Fair value adjustment on SBA servicing asset	895	772	1,545
Fair value adjustment on equity investments	669	—	-
Stock-based compensation	1,134	979	665
Increase in cash surrender value of BOLI	(675)	(359)	(306)
Net change in operating assets and liabilities:
Net change in accrued interest receivable	3,037	(3,978)	35
Net change in accrued interest payable	(519)	45	103
Net change in other assets	(2,928)	78	520
Net change in other liabilities	(573)	6,208	(1,890)
Net cash provided by operating activities	54,411	53,532	28,234
Cash flows from investing activities:
Purchase of investment securities available for sale	(754,780)	(893,449)	(63,298)
Sales of investment securities available for sale	6,914	35,054	171,260
Paydown and maturities of investment securities available for sale	549,190	744,139	35,501
Purchase of equity securities	—	(24,000)	—
Net sale of FHLB and other bank stock	2,005	2,592	530
Net decrease in time deposits in other banks	—	490	—
Proceeds from the sale of loans held for investment	45,193	27,295	—
Purchase of loans held for investment	—	(66,030)	—
Net change in loans	14,902	(327,420)	(124,163)
Proceeds from the sale of other real estate owned	288	4,037	1,445
Purchase of premises and equipment	(1,985)	(10,158)	(7,229)
Proceeds from the sale of premises and equipment	2,201	—	—
Net cash received in branch sale	60	23,287	—
Net cash (paid) received in business combination	—	(131,153)	94,453
Purchase of BOLI	(20,000)	—	—
Net cash provided by (used in) investing activities	(156,012)	(615,316)	108,499
Cash flows from financing activities:
Net change in deposits	328,213	368,059	75,306
Cash received at redemption of trust preferred securities	—	—	77
Proceeds from long-term borrowings	51,000	220,901	25,598
Repayment of long-term borrowings	(214,253)	(73,384)	(41,318)
Proceeds from short-term borrowings	—	23,753	-
Repayment of short-term borrowings	(10,000)	(13,753)	(12,500)
Net change in secured borrowings	(3,986)	(10,716)	4,834
Shares issued in offering, net(1)	—	—	46,535
Common Stock Dividends	(8,766)	(1,212)	—
Purchase of treasury stock	(1,096)	(15,470)	(289)
Exercise of stock options and warrants	3,243	683	1,966
Net cash provided by financing activities	144,355	498,861	100,209
Net change in cash and cash equivalents	42,754	(62,923)	236,942
Cash and cash equivalents at beginning of year	263,034	325,957	89,015
Cash and cash equivalents at end of year	$305,788	$263,034	$325,957
Supplemental disclosures of cash flow information:
Interest paid	$11,930	$17,526	$16,853
Income taxes paid	12,300	7,477	3,600
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$328	$527	$3,964
Fair value of assets acquired in business combination, excluding cash	—	259,416	695,222
Carrying value of assets disposed in branch sale	5,227	114	—
Dividends accrued not paid	—	1,556	—
Goodwill recorded	—	11,456	50,250
Goodwill measurement period adjustments	—	(2,278)	—
Liabilities assumed in business combination	—	139,719	711,592
Liabilities assigned in branch sale	5,117	24,199	—
Stock issued in business combination	—	—	78,083

(1)	Shares issued in offering were net of expenses of $442 thousand in 2019 and $452 thousand in 2018.

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

Risks and Uncertainties

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since spread worldwide. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. In addition, the “Delta” and “Omicron” variants of COVID-19, which are the most transmissible variants identified to date, have spread in the United States in 2021. The impact of the these variants, or any other new variants of COVID-19, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against variants, and the response by governmental bodies and regulators. The ongoing COVID-19 pandemic has severely impacted the level of economic activity in the local, national and global economies and financial markets. While the ability to transact business has become easier since the shelter in place orders of 2020, the Company and its customers continue to be adversely affected by the ongoing COVID-19 pandemic. The extent to which the COVID-19 pandemic, or any current or future variant thereof, negatively impacts the Company's business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, is unknown at this time and will depend on future developments, including the scope and duration of the pandemic, or any current or future variants of COVID-19, and actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic is sustained for a prolonged period of time, it may further adversely impact the Company and impair the ability of the Company's customers to fulfill their contractual obligations to the Company. This could materially and adversely affect the Company’s business operations, asset valuations, financial condition, and results of operations.

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

Additionally, the CARES Act contained provisions that impact federal income taxes including but not limited to an extension to pay and file federal tax returns, bonus depreciation on qualified improvement property and the ability to carry back certain net operating losses to a prior year. During 2020, the Bank utilized the filing and payment extension and net operating loss carryback provisions of the CARES Act.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Texas. “Note 3. Investment Securities” discusses the types of investment securities in which the Company invests. “Note 4. Loans, net” discusses the types of lending that the Company engages in as well as loan concentrations. The Company does not have a significant concentration of credit risk with any one customer.

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

Cash and Cash Equivalents

For the purpose of presentation in the financial statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks”, “interest-bearing deposits in other banks”, and “federal funds sold.” Generally, federal funds are purchased and sold for one day periods. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The majority of cash and cash equivalents of the Company are maintained with major financial institutions in the United States. As such, interest-bearing, non-transaction account deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and therefore, bear minimal risk. The Federal Deposit Insurance Corporation (the “FDIC”) insurance coverage is $250 thousand. The Company periodically evaluates the stability of the financial institutions with which it has deposits, and believes the risk of any potential credit loss is minimal.  It was announced on March 15, 2020 that effective March 26, 2020 the Federal Reserve Bank of Dallas (the “FRB”) would reduce the regulatory reserve requirement to zero percent, however, at December 31, 2021 and 2020, the Company had cash on hand or on deposit with the FRB of $210.3 million and $224.5 million, respectively.

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

Marketable Equity Securities

The Company purchased mutual funds in fourth quarter of 2020 which are classified as marketable equity securities. As of December 31, 2021, marketable equity securities with a fair value of $23.7 million were recorded within equity investments on the consolidated balance sheet with changes in the fair value recorded through other noninterest income.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. We assess goodwill for impairment annually as of December 31 of each year. The Company has one reporting unit, community banking, which includes the Bank, the Company’s wholly-owned banking subsidiary. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, etc. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. The Bank did not identify any impairment on its outstanding goodwill from its most recent testing which was performed as of December 31, 2021.

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposit relationships acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 12 years. Significantly all CDI is amortized using the sum of the years digits method. The Company evaluates such identifiable intangibles for impairment when events and circumstances indicate that its carrying amount may not be recoverable. If an impairment loss is determined to exist, the loss is reflected as an impairment charge in the Consolidated Statements of Income for the period in which such impairment is identified. No impairment charges were required to be recorded for the years ended December 31, 2021, 2020 or 2019.

Comprehensive Income

The Company presents as a component of comprehensive income the amounts from transactions and other events, which currently are excluded from the consolidated statements of income and are recorded directly to shareholders’ equity. These amounts consist of unrealized holding gains (losses) on available for sale securities and the accumulated gain on the effective portion of the cash flow hedge.

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

The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits in progress for any tax periods. Management believes it is no longer subject to income tax examinations for years prior to 2018.

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

Earnings per Common Share

The Company presents basic and diluted earnings per common share (“EPS”) data for its common stock. Basic EPS is calculated by dividing the net income attributable to shareholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to shareholders and the weighted average number of shares of common stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, restricted stock units awarded, and warrants. Potential common stock equivalents that have been issued by the Company related to outstanding stock options and warrants are determined using the treasury stock method. As of December 31, 2021 only one class of warrants is outstanding related to the Oasis acquisition.

The Company’s Series A Preferred stock are considered participating securities under ASC 260, “Earnings Per Share”, which means the security may participate in undistributed earnings with common stock. The holders of the Series A Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends, other than dividends in the form of common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

Treasury Stock

Common stock held in treasury is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. During the year ended December 31, 2021 the Company repurchased 58,506 shares of common stock at an average price per share of $18.74. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending upon the market conditions and other factors over a one-year period or such longer period of time as may be necessary to complete such repurchases.

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

Recently Issued Accounting Pronouncements

ASU 2021-01, “Reference Rate Reform (Topic 848)” – Issued in January 2021, Accounting Standards Update (“ASU”) No. 2021-01 clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848.  The Update additionally clarified that a receive-variable-rate, pay-variable-rate cross-currency interest rate swap may be considered an eligible hedging instrument in a net investment hedge if both legs of the swap do not have the same repricing intervals and dates as a result of reference rate reform.  ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022.  See the discussion regarding the adoption of ASU 2020-04 below.

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

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” – Issued in March 2020, ASU No. 2020-04 provides relief for companies preparing for discontinuation of interest rates such as LIBOR. LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. ASU 2020-04 provides optional expedients and exceptions to contracts, hedging relationships and other transactions affected by reference rate reform. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. Optional expedients for hedge accounting permits changes to critical terms of hedging relationships and to the designated benchmark interest rate in a fair value hedge and also provides relief for assessing hedge effectiveness for cash flow hedges. Companies are able to apply ASU 2020-04 immediately; however, the guidance will only be available for a limited time (generally through December 31, 2022). The adoption of ASU 2020-04 has not had a material impact on the Company’s financial position or results of operations.

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

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  The amendments of ASU 2016-02 are effective for public entities for interim and annual periods beginning after December 15, 2018 and for other entities for periods beginning after December 15, 2019.  The adoption of this ASU will result in an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee.  Under current accounting standards, all of the Company's leases are classified as operating leases and, as such, are not recognized on the Company's Consolidated Balance Sheet.  Additionally, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases, Targeted Improvements. The amendments in these updates provide additional clarification and implementation guidance on certain aspects of ASU 2016-02 and have the same effective and transition requirements as ASU 2016-02. Specifically, ASU 2018-11 creates an additional transition method option allowing entities to record a cumulative effect adjustment to opening retained earnings in the year of adoption.  In December 2018, the FASB further issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors.  The amendments in this update permits lessors to make an accounting policy election to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs and instead account for the costs as if they were lessee costs.  Additionally, the amendment requires lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments.  In March 2019, the FASB also issued ASU 2019-01, Leases (Topic 842) Codification Improvements, to further clarify certain identified issues regarding implementation of ASU 2016-02.  Specifically, the amendments in ASU 2019-01 clarify the determination of fair value of underlying assets by lessors that are not manufacturers or dealers, the cash flow presentation of sales-type or direct financing leases, and transition disclosures for interim periods.  Issued in November 2019, ASU 2019-10, “Financial Instruments-Credit Losses, Derivatives and Hedging, and Leases” alters the effective date of ASU 2016-02 for private companies.  Under the provisions of ASU 2019-10, ASU 2016-02 is now effective for fiscal years beginning after December 15, 2020 including interim periods within those years for non-public business entities.  Management adopted these ASUs as of January 1, 2021 using the modified retrospective approach. The

result of adoption was the recording of a right of use asset of $6.4 million and an operating lease liability of $6.6 million.   See Note 12 for additional information.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019
Non-Interest Income
In-scope of Topic 606
Deposit accounts core service charges	$1,493	$1,214	$589
Deposit account transaction based fee income	4,771	4,446	3,121
Swap referral fees	1,301	1,950	-
Mortgage referral fees	1,353	1,334	713
Non-Interest Income (in-scope of Topic 606)	8,918	8,944	4,423
Non-Interest Income (out-of-scope of Topic 606)	5,153	9,932	10,144
Total Non-Interest Income	$14,071	$18,876	$14,567

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. The Company did not have any significant contract balances at December 31, 2021, 2020 or 2019.

Contract Acquisition Costs

In connection with the adoption of ASC Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not capitalized any contract acquisition costs for the years ending December 31, 2021, 2020 or 2019.

NOTE 3. BUSINESS COMBINATIONS

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

The Company has recognized total goodwill of $11.5 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. Goodwill in the amount of $7.5 million recognized is expected to be deductible for income tax purposes and will be amortized over 15 years.

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

NOTE 4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of debt securities available for sale are as follows:

	Amortized	Unrealized		Fair
December 31, 2021	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
State and municipal obligations	$35,130	$177	$37	$35,270
Residential mortgage-backed securities	329,803	14	8,206	321,611
Corporate bonds and other debt securities	42,677	1,298	108	43,867
Total available for sale	$407,610	$1,489	$8,351	$400,748

	Amortized	Unrealized		Fair
December 31, 2020	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for sale:
U.S. treasuries	$36,258	$927	$-	$37,185
State and municipal obligations	132,130	278	267	132,142
Residential mortgage-backed securities	42,768	433	109	43,093
Total available for sale	$211,156	$1,638	$376	$212,420

        There were $281.8 million and $91.5 million in securities pledged at December 31, 2021 and 2020, respectively to collateralize public funds.

The amortized cost and estimated fair value of securities available for sale, by contractual maturity, are as follows:

	Amortized	Fair
December 31, 2021	Cost	Value
	(Dollars in thousands)
Available for sale:
Due in one year or less	$3,130	$3,152
Due after one year through five years	1,323	1,347
Due after five years through ten years	35,993	36,907
Due after ten years	37,361	37,731
Residential mortgage-backed securities	329,803	321,611
Total available for sale	$407,610	$400,748

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

The following tables present the estimated fair values and gross unrealized losses on investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position as of the periods presented:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
Available for sale:
State and municipal obligations	$12,286	$37	$—	$—	$12,286	$37
Residential mortgage-backed securities	280,530	7,309	38,946	897	319,476	8,206
Corporate bonds and other debt securities	4,935	65	4,205	43	9,140	108
Total available for sale	$297,751	$7,411	$43,151	$940	$340,902	$8,351

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$53,598	$267	$—	$—	$53,598	$267
Corporate bonds and other debt securities	17,087	109	—	—	17,087	109
Total available for sale	$70,685	$376	$—	$—	$70,685	$376

At December 31, 2021, the Company’s security portfolio consisted of 105 securities, of which 70 were in an unrealized loss position.  The unrealized losses for these securities resulted primarily from changes in interest rates and spreads.

The Company monitors its investment securities for OTTI. Impairment is evaluated on an individual security basis considering numerous factors, and its relative significance. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and specific market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before the recovery of their amortized cost basis. Management has completed an assessment of each security in an unrealized loss position for credit impairment and has determined that no individual security was other-than-temporarily impaired at December 31, 2021. The following describes the basis under which the Company has evaluated OTTI:

State and Municipal Obligations:

The unrealized losses associated with state and municipal obligations are primarily driven by changes in interest rates.

Residential Mortgage-Backed Securities (“MBS”):

The unrealized losses associated with residential MBS are primarily driven by changes in interest rates. The majority of residential mortgage-backed securities held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government.

Corporate Bonds and Other Debt Securities:

The unrealized losses associated with corporate bonds and other debt securities are primarily driven by changes in interest rates.

The Company sold 5 securities during the year ended December 31, 2021 and 46 securities during the year ended December 31, 2020. There were 216 securities sold for the year ended December 31, 2019. Sale proceeds and gross realized gains and losses on the sale of securities available for sale are shown below. The cost of securities sold is based on the specific identification method.

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Sale proceeds from sale of available for sale securities	$6,918	$34,023	$171,260
Gross realized gains	91	1,031	4,637
Gross realized losses	(86)	—	(55)
Net realized gains (losses)	$5	$1,031	$4,582

Equity investments at fair value consist of an investment in the CRA Qualified Investment Fund.  At December 31, 2021, the fair value of equity securities totalled $23.7 million. Subsequent changes in fair value are recognized in other noninterest income.  The Company recorded net losses of $669 thousand in other noninterest income related to unrealized losses and $334 thousand in dividend income during the year ended December 31, 2021. There were no fair value changes subsequent to purchase and through the year ended December 31, 2020.

Taxable interest and dividends on investment securities were $5.7 million, $2.1 million and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Tax-exempt interest on investment securities was $627 thousand, $193 thousand and $541 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 5. LOANS

Loans consisted of the following at December 31, 2021 and 2020:

	December 31, 2021

	Acquired Loans(1)	Organic Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial loans (2)	$28,924	$435,773	$464,697
Real estate:
1-4 single family residential	58,869	303,286	362,155
Construction, land and development	31,430	369,522	400,952
Commercial real estate (including multifamily)	210,805	820,086	1,030,891
Consumer loans and leases	1,263	5,044	6,307
Municipal and other loans	4,508	52,591	57,099
Total loans held in portfolio (3)	$335,799	$1,986,302	$2,322,101

	December 31, 2020

	Acquired Loans(1)	Organic Loans	Total Loans
	(Dollars in thousands)
Commercial and industrial loans (2)	$53,857	$521,129	$574,986
Real estate:
1-4 single family residential	93,840	270,299	364,139
Construction, land and development	131,734	283,754	415,488
Commercial real estate (including multifamily)	333,489	623,254	956,743
Consumer loans and leases	3,088	8,650	11,738
Municipal and other loans	6,103	59,335	65,438
Total loans held in portfolio (3)	$622,111	$1,766,421	$2,388,532
(1)	Acquired loans in 2021 and 2020 include loans acquired in the Comanche, Beeville, Citizens, and Simmons acquisitions. All loans originated after acquisition close date are included in organic loans.
(2)

Balance includes $53.7 million and $70.8 million of the unguaranteed portion of SBA loans as of December 31, 2021 and 2020, respectively. Balance also includes $43.9 and $277.8 million of PPP loans outstanding as of December 31, 2021 and 2020, respectively.

(3)	Balance includes $(8.1) and $(8.2) million of deferred fees, cost, premium and discount as of December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, the Company had pledged loans as collateral for FHLB advances of $993.4 million and $927.3 million, respectively. Additionally, at December 31, 2020, the Company had pledged loans as collateral associated with the Board of Governors of the Federal Reserve System’s (“Federal Reserve”) Paycheck Protection Program Liquidity Facility (“PPPLF”) of $149.8 million. At December 31, 2021, all borrowings under the PPPLF had been repaid and no loans were pledged as collateral. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2021 and 2020.

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act.   Total PPP loans at December 31, 2021 and 2020 were $43.9 million and $277.8 million, respectively, and are included in the commercial and industrial segment of our loan portfolio. These loans are fully guaranteed by the SBA, carry a contractual term of two to five years and an interest rate of 1.00%. In conjunction with originating PPP loans, the Company recorded deferred origination costs and deferred origination fees. At December 31, 2021, $979 thousand of unamortized origination fees net of costs remain to be recognized over the 3.3 year remaining weighted average life of the loans or at the date of forgiveness if earlier. During the year ended December 31, 2021, $8.0 million of origination fees net of costs have been recognized due to PPP loan forgiveness by the SBA and normal amortization.  During the year ended December 31, 2020, $7.1 million of origination fees net of costs were recognized due to PPP loan forgiveness by the SBA and normal amortization. In conjunction with the PPP, we also participated in the PPPLF which extended loans to banks who are loaning money to small businesses under the PPP. As of December 31, 2021, the Company had no borrowings under the PPPLF.  The maturity date of a borrowing under the PPPLF was equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any PPP loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF were included in long-term liabilities on the consolidated balance sheet and beared interest at a rate of 0.35%. Additionally, a bank may exclude all PPP loans pledged as collateral to the PPPLF from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPPLF will be included.

The Company originates and sells loans secured by the SBA. The Company retains the unguaranteed portion of the loan and servicing on the loans sold and receives a fee based upon the principal balance outstanding. During the years ended December 31, 2021, 2020 and 2019, the Company sold approximately $10.1 million, $21.1 million and $47.8 million, respectively, in SBA loans to third parties. The loan sales resulted in realized gains of $967 thousand, $1.8 million and $4.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of loans serviced for others were $154.3 million and $193.3 million at December 31, 2021 and 2020, respectively. SBA loan servicing fees were $1.2 million, $1.2 million and $929 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

During the year ended December 31, 2020, we began originating loans to qualified mid-sized businesses under the Main Street Lending Program administered by the Federal Reserve Bank of Boston special purpose vehicle. Under the terms of the program 95 percent of the loan balance is purchased by the Federal Reserve Bank of Boston special purpose vehicle one day following origination. During the year ended December 31, 2021, the Company sold approximately $10.5 million of loans to the Federal Reserve Bank of Boston special purpose vehicle.  The loan sales resulted in realized gains of $99 thousand for the year ended December 31, 2021. During the year ended December 31, 2020, the Company sold approximately $400.3 million of loans to the Federal Reserve Bank of Boston special purpose vehicle. The loan sales resulted in gains of $3.6 million for the year ended December 31, 2020. At December 31, 2021 the unpaid principal balance of loans serviced for others related to the Main Street Lending Program was $333.1 million.

In the ordinary course of business, the Company makes loans to executive officers and directors. Loans to these related parties, including companies in which they are principal owners, are as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Principal outstanding, beginning of year	$7,581	$6,005	$107
Additions (reductions) of affiliations	—	—	3,402
New loans made in current year	1,052	4,867	4,512
Repayments	(3,225)	(3,291)	(2,016)
Principal outstanding, end of year	$5,408	$7,581	$6,005

Total unfunded commitments to related parties were $1.2 million and $861 thousand at December 31, 2021 and 2020, respectively.

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

 On April 2, 2019, the Company closed its acquisition of First Beeville Financial Corporation and its subsidiary, The First National Bank of Beeville (together, “Beeville”). At the date of acquisition, Beeville had $298.9 million in loans.  In accordance with ASC 805 “Business Combinations”, the Company utilized a third party to value the loan portfolio as of the acquisition date. Based upon the third party valuation, the fair value of the loans was approximately $296.4 million at the acquisition date. The overall discount calculated was $2.5 million and will be accreted into interest income over the life of the loans.

On November 15, 2019, the Company closed its acquisition of Chandler Bancorp, Inc. and its subsidiary, Citizens State Bank (together, “Citizens”). At the date of acquisition, Citizens had $253.1 million in loans.  In accordance with ASC 805 “Business Combinations”, the Company utilized a third party to value the loan portfolio as of the acquisition date. Based upon the third party valuation, the preliminary fair value of the loans was approximately $250.3 million at the acquisition date. The overall discount calculated was $2.8 million and will be accreted into interest income over the life of the loans.

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

Purchased credit impaired loans related to the Comanche acquisition were insignificant, and the Bank did not identify any purchased credit impaired loans related to the Beeville acquisition or the Simmons branch acquisition. Management identified purchased credit impaired loans related to the Citizens of approximately $3.2 million and estimated that expected cash flows were equal to contractual cash flows at the acquisition date.  The remaining recorded investment in purchased credit impaired loans related to the Citizens acquisition was $455 thousand at December 31, 2021 and the Company believes that all contractual principal and interest will be received.  Purchased credit impaired loans related to the Citizens acquisition are not included in the impaired loans disclosure within this Note.

At December 31, 2021 no provision for loan losses has been recorded for PPP loans.  These loans are fully guaranteed by the federal government and therefore carry a zero percent reserve.  PPP loans also carry a put-back provision pursuant to which the Bank would have to repay any losses to the SBA in the event that a loan is fraudulently originated and the Bank is at fault.  Management does not deem a put-back reserve necessary at this time.

The following tables present information related to the allowance for loan and lease losses for the periods presented:

	Allowance Rollforward
	Beginning				Ending
For the Year Ended December 31, 2021	Balance	Charge-offs	Recoveries	Provision	Balance
	(Dollars in thousands)
Commercial and industrial loans	$9,086	$(3,538)	$169	$4,068	$9,785
Real estate:
1-4 single family residential	147	(13)	1	(44)	91
Construction, land and development	1,744	-	-	(58)	1,686
Commercial real estate (including multifamily)	4,843	-	-	(131)	4,712
Consumer loans and leases	145	(50)	83	(106)	72
Municipal and other loans	61	-	6	(18)	49
Ending allowance balance	$16,026	$(3,601)	$259	$3,711	$16,395

	Allowance Rollforward
	Beginning				Ending
For the Year Ended December 31, 2020	Balance	Charge-offs	Recoveries	Provision	Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,078	$(1,877)	$89	$6,796	$9,086
Real estate:
1-4 single family residential	31	(21)	—	$137	147
Construction, land and development	1,055	—	—	$689	1,744
Commercial real estate (including multifamily)	1,451	—	—	$3,392	4,843
Consumer loans and leases	68	(222)	57	$242	145
Municipal and other loans	54	—	6	$1	61
Ending allowance balance	$6,737	$(2,120)	$152	$11,257	$16,026

	Allowance Rollforward
	Beginning				Ending
For the Year Ended December 31, 2019	Balance	Charge-offs	Recoveries	Provision	Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,453	$(2,508)	$147	$1,986	$4,078
Real estate:
1-4 single family residential	59	—	65	(93)	31
Construction, land and development	731	—	—	324	1,055
Commercial real estate (including multifamily)	960	—	—	491	1,451
Consumer loans and leases	80	(134)	20	102	68
Municipal and other loans	3	—	5	46	54
Ending allowance balance	$6,286	$(2,642)	$237	$2,856	$6,737

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

The following tables present an aging analysis of the recorded investment for delinquent loans by portfolio and segment:

	Accruing
		30 to 59	60 to 89	90 or More
		Days Past	Days Past	Days Past	Non-
December 31, 2021	Current	Due	Due	Due	Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$459,659	$573	$368	$—	$4,097	$464,697
Real estate:
1-4 single family residential	361,667	420	18	—	50	362,155
Construction, land and development	400,205	679	68	—	—	400,952
Commercial real estate (including multifamily)	1,029,941	6	3	—	941	1,030,891
Consumer loans and leases	6,257	2	—	—	48	6,307
Municipal and other loans	57,067	19	—	—	13	57,099
Total loans	$2,314,796	$1,699	$457	$—	$5,149	$2,322,101

	Accruing
		30 to 59	60 to 89	90 or More
		Days Past	Days Past	Days Past	Non-
December 31, 2020	Current	Due	Due	Due	Accrual	Total
	(Dollars in thousands)
Commercial and industrial loans	$567,491	$2,295	$271	$—	$4,929	$574,986
Real estate:
1-4 single family residential	362,505	99	28	—	1,507	364,139
Construction, land and development	415,135	136	—	—	217	415,488
Commercial real estate (including multifamily)	953,823	1,084	—	—	1,836	956,743
Consumer loans and leases	11,618	8	4	—	108	11,738
Municipal and other loans	65,416	—	22	—	—	65,438
Total loans	$2,375,988	$3,622	$325	$—	$8,597	$2,388,532

There were no loans 90 days or more past due and still accruing at December 31, 2021 or 2020.   All loans with active deferral periods related to the COVID-19 pandemic are excluded from nonaccrual and days past due reporting.

At December 31, 2021, non-accrual loans that were 30 to 59 days past due were $139 thousand, non-accrual loans that were 60 to 89 days past due were $16 thousand, and non-accrual loans that were 90 days or more past due were $3.7 million. At December 31, 2020, non-accrual loans that were 30 to 59 days past due were $930 thousand, non-accrual loans that were 60 to 89 days past due were $545 thousand, and non-accrual loans that were 90 days or more past due were $2.2 million.

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

The following table summarizes the Company’s loans by key indicators of credit quality:

		Special
December 31, 2021	Pass	Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$451,340	$220	$13,131	$6
Real estate:
1-4 single family residential	361,812	—	343	—
Construction, land and development	400,952	—	—	—
Commercial real estate (including multifamily)	1,008,827	13,508	8,556	—
Consumer loans and leases	6,257	—	50	—
Municipal and other loans	53,354	3,715	30	—
Total loans	$2,282,542	$17,443	$22,110	$6

		Special
December 31, 2020	Pass	Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial and industrial loans	$554,685	$1,332	$18,723	$246
Real estate:
1-4 single family residential	360,337	—	3,802	—
Construction, land and development	411,151	4,120	217	—
Commercial real estate (including multifamily)	935,865	10,913	9,965	—
Consumer loans and leases	11,626	—	112	—
Municipal and other loans	62,273	3,085	80	—
Total loans	$2,335,937	$19,450	$32,899	$246

Internal risk ratings and other credit metrics are key factors in identifying loans to be individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan and lease losses.

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Loans - Recorded Investment		Allowance for Credit Loss
	Individually	Collectively	Individually	Collectively
	Evaluated for	Evaluated for	Evaluated for	Evaluated for
December 31, 2021	Impairment	Impairment	Impairment	Impairment
	(Dollars in thousands)
Commercial and industrial loans	$4,129	$460,568	$3,276	$6,509
Real estate:
1-4 single family residential	173	$361,982	—	$91
Construction, land and development	—	$400,952	—	$1,686
Commercial real estate (including multifamily)	941	$1,029,950	265	$4,447
Consumer loans and leases	48	$6,259	48	$24
Municipal and other loans	13	$57,086	4	$45
Total loans	$5,304	$2,316,797	$3,593	$12,802

	Loans - Recorded Investment		Allowance for Credit Loss
	Individually	Collectively	Individually	Collectively
	Evaluated for	Evaluated for	Evaluated for	Evaluated for
December 31, 2020	Impairment	Impairment	Impairment	Impairment
	(Dollars in thousands)
Commercial and industrial loans	$4,978	$570,008	$3,488	$5,598
Real estate:
1-4 single family residential	1,637	362,502	1	146
Construction, land and development	217	415,271	—	1,744
Commercial real estate (including multifamily)	1,837	954,906	500	4,343
Consumer loans and leases	108	11,630	90	55
Municipal and other loans	52	65,386	—	61
Total loans	$8,829	$2,379,703	$4,079	$11,947

The following tables set forth certain information regarding the Company’s impaired loans that were evaluated for specific reserves:

	Impaired Loans - with Allowance			Impaired Loans - with No Allowance
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal
December 31, 2021	Investment	Balance	Allowance	Investment	Balance
	(Dollars in thousands)
Commercial and industrial loans	$3,700	$3,673	$3,276	$429	$431
Real estate:
1-4 single family residential	—	—	—	173	173
Construction, land and development	—	—	—	—	—
Commercial real estate (including multifamily)	441	441	265	500	500
Consumer loans and leases	48	48	48	—	—
Municipal and other loans	13	12	4	—	—
Total loans	$4,202	$4,174	$3,593	$1,102	$1,104

	Impaired Loans - with Allowance			Impaired Loans - with No Allowance
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal
December 31, 2020	Investment	Balance	Allowance	Investment	Balance
	(Dollars in thousands)
Commercial and industrial loans	$4,407	$4,453	$3,488	$566	$571
Real estate:
1-4 single family residential	5	5	1	1,632	1,612
Construction, land and development	—	—	—	217	215
Commercial real estate (including multifamily)	1,308	1,281	500	528	528
Consumer loans and leases	90	90	90	24	28
Municipal and other loans	—	—	—	52	52
Total loans	$5,810	$5,829	$4,079	$3,019	$3,006

	For the Years Ended December 31,
	2021		2020		2019
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Commercial and industrial loans	$5,045	$—	$4,864	$—	$2,790	$—
Real estate:
1-4 single family residential	182	—	1,658	—	2,011	—
Construction, land and development	—	—	216	—	219	—
Commercial real estate (including multifamily)	1,022	—	271	—	241	—
Consumer loans and leases	51	—	51	—	26	—
Municipal and other loans	17	—	—	—	—	—
Total loans	$6,317	$—	$7,060	$—	$5,287	$—

Troubled Debt Restructurings:

Section 4013 of the CARES Act provides financial institutions the opportunity to opt out of applying the TDR accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) 60 days after the end of the national emergency proclamation or ii) December 31, 2020. Section 541 of the Consolidated Appropriations Act of 2021, amended Section 4013 of the CARES Act to extend this relief to the earlier of i) 60 days after the end of the national emergency proclamation or ii) January 1, 2022.  Throughout 2021, the Company offered borrowers 90 day full payment deferrals or interest only payment periods of 90 days. At December 31, 2021, loans with an unpaid principal balance of $13.9 million remain in deferral periods.   Loans returning to regularly scheduled payments during 2021 have also caused the decrease in accrued interest shown on the consolidated balance sheets at December 31, 2021 compared to December 31, 2020.

The following table summarizes TDRs for the periods presented. Modifications may include, but are not limited to, granting a material extension of time, entering into a forbearance agreement, adjusting the interest rate, accepting interest only payments for an extended period of time, a change in the amortization period or a combination of any of these.

	December 31,
	2021		2020
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial loans	2	$32	2	$49
Real estate:
1-4 single family residential	2	123	3	130
Construction, land and development	—	—	—	—
Commercial real estate (including multifamily)	—	—	—	—
Consumer loans and leases	—	—	—	—
Municipal and other loans	—	—	1	52
Total performing TDRs	4	155	6	231
Nonperforming TDRs	13	459	14	652
Total TDRs	17	$614	20	$883
Allowance attributable to TDRs		$224		$421

The following table summarizes newly designated TDRs as well as modifications made to existing TDRs. Post-modification balances represent the recorded investment at the end of Day 2 in which the modification was made:

For the Years Ended December 31,
	2021				2020				2019
		Pre-	Post-			Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification			Modification	Modification
		Outstanding	Outstanding			Outstanding	Outstanding			Outstanding	Outstanding
	Number of	Recorded	Recorded	Related	Number of	Recorded	Recorded	Related	Number of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance	Contracts	Investment	Investment	Allowance	Contracts	Investment	Investment	Allowance
(Dollars in thousands)
Commercial and industrial loans	—	$—	$—	$—	9	$423	$423	$396	4	$145	$139	$113
Real estate:
1-4 single family residential	—	—	—	—	—	—	—	—	—	—	—	—
Construction, land and development	—	—	—	—	—	—	—	—	—	—	—	—
Commercial real estate (including multifamily)	—	—	—	—	—	—	—	—	—	—	—	—
Consumer loans and leases	—	—	—	—	—	—	—	—	—	—	—	—
Municipal and other loans	—	—	—	—	—	—	—	—	—	—	—	—

During the year ended December 31, 2021, no loans that had been restructured within the past 12 months defaulted.  During the year ended December 31, 2020, one loan that had been restructured within the past 12 months defaulted resulting in charge-offs of $85 thousand.  There have been three defaults of troubled debt restructurings that took place within 12 months of restructure resulting in charge-offs of $181 thousands during the year ended December 31, 2019.

NOTE 7. PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

	December 31,
	2021	2020
	(Dollars in thousands)
Land	$19,369	$21,167
Building and improvements	56,343	53,541
Furniture, fixtures and equipment	16,512	15,504
Leasehold improvements	1,550	1,550
Construction in process	36	3,896
Automobiles	1,815	1,806
Total	95,625	97,464
Less: Accumulated depreciation	(18,334)	(14,116)
Total premises and equipment, net	$77,291	$83,348

Total depreciation expense was $4.4 million, $4.1 million, and $2.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The estimated costs to complete all open construction projects at December 31, 2021 was $50 thousand.

NOTE 8. GOODWILL AND INTANGIBLES

Goodwill and other intangible assets, which consist of core deposit intangibles, are summarized as follows:

	December 31,
	2021	2020
	(Dollars in thousands)
Beginning goodwill	$77,681	$68,503
Measurement period adjustments	-	(2,278)
Arising from business combinations	-	11,456
Ending goodwill	$77,681	$77,681

Core deposit intangible	$19,722	$19,722
Less: Accumulated amortization	(14,971)	(11,904)
Core deposit intangible, net	$4,751	$7,818

Amortization expense for core deposit intangibles for the years ended December 31, 2021, 2020 and 2019 totalled $3.1 million, $3.7 million and $3.6 million, respectively.

The estimated amount of amortization expense for core deposit intangible assets to be recognized over the next five fiscal years is as follows:

Type of intangibles	2022	2023	2024	2025	2026
	(Dollars in thousands)
Core deposit intangible	$2,212	$1,499	$745	$200	73

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

The risks inherent in the SBA servicing asset relate primarily to changes in prepayments that result from shifts in interest rates. The following summarizes the activity pertaining to SBA servicing rights, which are in the consolidated balance sheets, for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
	(Dollars in thousands)
Beginning balance	$2,953	$3,355
Origination of servicing assets	186	370
Change in fair value
Due to run-off	(540)	(545)
Due to market changes	(355)	(227)
Ending balance	$2,244	$2,953

NOTE 10. DEPOSITS

The following table sets forth the Company’s deposits by category:

	December 31,
	2021	2020
	(Dollars in thousands)
Noninterest-bearing demand deposits	$803,546	$727,543
Interest-bearing demand deposits	650,588	472,075
Interest-bearing NOW accounts	13,008	10,288
Savings and money market accounts	751,404	610,571
Time deposits	563,845	638,658
Total deposits	$2,782,391	$2,459,135
Time deposits $250,000 and greater	197,861	190,236
Related party deposits (executive officers and directors)	$19,363	$18,767

The aggregate amount of overdraft demand deposits reclassified to loans was $95 thousand and $88 thousand at December 31, 2021 and 2020, respectively. The aggregate amount of maturities for time deposits for each of the five years following the latest balance sheet date totalled $480.3 million, $59.0 million, $8.1 million, $8.3 million and $6.7 million, respectively.

The Company had no brokered certificates of deposit as of December 31, 2021 or 2020. At December 31, 2021 and 2020, the Company had $1.1 million and $16.4 million of CDARS deposits, respectively.

NOTE 11. FHLB AND OTHER BORROWINGS

The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by certain securities and loans. At December 31, 2021 and 2020, the Company had pledged loans as collateral for FHLB advances of $993.4 million and $927.3 million, respectively. At December 31, 2021, the Company had additional capacity to borrow from the FHLB of $841.9 million.

Short-term borrowings

Short-term FHLB borrowings: As of December 31, 2021, the Company had no short-term FHLB borrowings.   As of December 31, 2020, the Company had $10 million of short-term FHLB borrowings with an average interest rate of 0.70%. All short-term FHLB borrowings outstanding at December 31, 2020 had fixed interest rates.

Long-term borrowings

Components of long-term borrowings consist of:

	December 31,
	2021	2020
	(Dollars in thousands)
Long-term FHLB borrowings	$38,485	$51,890
PPPLF borrowings	—	149,848
Subordinated notes, net of issuance costs	36,452	36,296
Secured borrowings	-	3,986
Long-term borrowings, net	$74,937	$242,020

Line of Credit: The Company entered into an unsecured line of credit with a third-party lender in May 2017 which allowed it to borrow up to $20.0 million. The interest rate on the facility is LIBOR plus 4.00% per annum, and unpaid principal and interest is due at the stated maturity on May 12, 2022. The line of credit may be prepaid at any time without penalty, so long as such prepayment includes the payment of all interest accrued through the date of the repayments, and, in the case of prepayment of the entire loan, the amount of attorneys’ fees and disbursements of the lender.  During 2019, the line of credit was increased to a total borrowing capacity of $50.0 million.  There were no outstanding advances at December 31, 2021 or 2020.

Long-term FHLB borrowings:

Long-term borrowings from the FHLB outstanding for the periods presented are as follows:

		Range of	Weighted		Range of	Weighted
	December 31,	Contractual	Average	December 31,	Contractual	Average
	2021	Interest Rates	Interest Rate	2020	Interest Rates	Interest Rate
	(Dollars in thousands)
Repayable during the years ending December 31,
2021	—	1.48% - 2.99%	0.00%	8,636	1.48% - 2.99%	1.73%
2022	1,379	1.86% - 2.99%	2.34%	4,584	1.86% - 2.99%	2.23%
2023	5,787	1.86% - 2.99%	2.43%	6,489	1.86% - 2.99%	2.44%
2024	10,266	1.86% - 2.99%	2.62%	10,723	1.86% - 2.99%	2.62%
2025	2,507	1.86% - 2.84%	2.26%	2,649	1.86% - 2.99%	2.26%
2026-2031	18,546	2.10% - 2.69%	2.26%	18,809	2.10% - 2.99%	2.26%
Total long-term FHLB borrowings	$38,485			$51,890

For the years ended December 31, 2021 and 2020 the Company maintained long-term borrowings with the FHLB averaging $45.1 million and $65.0 million, respectively, with an average cost of approximately 2.44% and 2.29% respectively. Substantially all long-term FHLB borrowings outstanding at December 31, 2020 and 2019 had fixed interest rates. At December 31, 2021 and December 31, 2020, $16 million of FHLB borrowings outstanding were callable.

The Company maintained five, unsecured Federal Funds lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $115.0 million as of December 31, 2021. There were no advances under these lines of credit outstanding as of December 31, 2021 and 2020.

PPPLF: In conjunction with the PPP, the Company also participated in the Federal Reserve's PPPLF, which expired on July 30, 2021. There were no borrowings outstanding under the PPPLF at December 31, 2021. The maturity date of a borrowing under the PPPLF was equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any PPP loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF were included in long-term liabilities on the Company’s consolidated balance sheet and beared interest at a rate of 0.35%.

Subordinated Notes: On July 24, 2020, the Company issued $37 million aggregate principal amount of 6.00% fixed-to-floating rate subordinated notes due 2030. The Notes will initially bear interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the then-current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York (provided, that in the event the benchmark rate is less than zero, the benchmark rate will be deemed to be zero) plus 592 basis points, payable quarterly, in arrears. The amount outstanding at December 31, 2021 and 2020, was $37.0 million.

Secured borrowings : Due to the rights retained on certain loan participations sold, the Company is deemed to have retained effective control over these loans under ASC Topic 860, “Transfers and Servicing”, and therefore these participations sold must be accounted for as a secured borrowing. At December 31, 2021, the Company had no securing borrowings. At December 31, 2020, total secured borrowings were $4.0 million representing an increase in loans held for investment and matching increase in long-term borrowings.

NOTE 12. LEASES

ASU 2016-02, “Leases (Topic 842),” was adopted by the Company on January 1, 2021. The Company adopted FASB ASC Topic 842 utilizing the modified retrospective transition approach prescribed by ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” The Company did not elect the package of practical expedients, which includes reassessing whether any expired or existing contracts are or contain leases, reassessing the lease classification and reassessing initial direct costs. Also, the Company did not elect to adopt the hindsight practical expedient therefore maintaining the lease terms previously determined under FASB ASC Topic 840, “Leases.” The Company accounts for lease and non-lease components separately where applicable as such amounts are readily determinable.

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

The Company does not have any finance leases at December 31, 2021. The Company has operating leases for its office branches, operations offices, and certain equipment utilized at those properties.  Property leases typically have original lease terms ranging from 1 to 10 years, some of which may also include an option to extend the lease beyond the original lease term. The Company includes renewal and termination options within the lease term if deemed reasonably certain of exercise. The remainder of the lease portfolio is comprised of equipment leases that have remaining lease terms of 1 year to 3 years. Operating leases may vary in term and, from time to time, include incentives and/or rent escalations. Examples of these type of incentives may include periods of “free” rent and leasehold improvement incentives. The Company recognizes incentives on a straight-line basis over the lease term as a reduction or increase to rent expense, as applicable, within occupancy and equipment expenses in the consolidated statements of income. As of December 31, 2021, the Company’s operating lease ROU asset and operating lease liability totaled $4.5 million and $4.7 million, respectively. The Company’s leases typically have one or more renewal options included in the lease contract. Due to the nature of the Company’s leases, for leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain.

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

The table below presents additional information related to the Company’s leases as of December 31, 2021:

December 31, 2021
Weighted-average remaining term (in years) - operating leases	4.22
Weighted-average discount rate - operating leases (1)	4.00%

(1) The incremental borrowing rate used to calculate the lease liability was determined based on facts and circumstances of the economic environment and the Company's credit standing as of the effective date of ASC 842. Additionally, the total lease term and total lease payments were also considered in determining the rate.

The Company’s leases have remaining lease terms of 1 to 10 years, with a weighted average lease term of 4.22 years at December 31, 2021.

The following is a schedule of the Company’s operating lease liabilities by contractual maturity as of December 31, 2021:

(Dollars in thousands)
2022	1,784
2023	1,009
2024	812
2025	625
Thereafter	883
Total Lease Payments	5,113
Less: Imputed Interest	(393)
Total present value of lease liabilities	4,720

 Total operating lease costs of $2.4 million were included as part of occupancy and equipment expense for the twelve months ended December 31, 2021. Included in these costs is $157 thousand relating to the lease of the Colleyville branch location from Beall Legacy Partners L.P., an entity controlled by one of the Company’s directors and his children. The Company believes the amounts paid and terms of the lease are reasonable, customary, and consistent with market.

The below table shows the supplemental cash flow information related to the Company’s operating leases for the three and nine months ended December 31, 2021:

For the Year Ended
December 31, 2021
(Dollars in thousands)
Operating cash flows (fixed payments) included in occupancy and equipment expenses	$2,243
Operating cash flows (liability reduction) included in occupancy and equipment expenses	1,850

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to each maintain minimum amounts and ratios. The Company’s and the Bank’s Total, Tier 1 and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations) are set forth in the table below. The risk-based capital rules require that banks and holding companies maintain a “capital conservation buffer” of 250 basis points in excess of the “minimum capital ratio.” The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. Management believes, as of December 31, 2021 and 2020, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2021, the most recent notification from the regulatory banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. To the knowledge of management, there are no conditions or events since these notifications that have changed the Bank’s category.

The table below provides a comparison of the Company’s and the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements as of the dates indicated:

					Minimum Capital
			Minimum Capital		Requirement with		Minimum To Be Well
	Actual		Requirement		Capital Buffer		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2021
Tier 1 leverage ratio
Company	$332,676	10.64%	$125,104	4.0%	$125,104	4.000%	N/A	N/A
Bank	332,686	10.65%	124,936	4.0%	124,936	4.000%	156,170	5.0%
Common equity tier 1 capital ratio
Company	332,676	13.41%	111,662	4.5%	173,696	7.000%	N/A	N/A
Bank	332,686	12.82%	116,760	4.5%	181,627	7.000%	168,653	6.5%
Tier 1 risk-based capital ratio
Company	332,676	13.41%	148,882	6.0%	210,913	8.500%	N/A	N/A
Bank	332,686	12.82%	155,680	6.0%	220,547	8.500%	207,574	8.0%
Total risk-based capital ratio
Company	349,148	14.07%	198,510	8.0%	260,544	10.500%	N/A	N/A
Bank	349,158	13.46%	207,574	8.0%	272,440	10.500%	259,467	10.0%
December 31, 2020
Tier 1 leverage ratio
Company	$271,025	9.90%	$109,525	4.0%	$109,525	4.000%	N/A	N/A
Bank	279,135	10.30%	108,406	4.0%	108,406	4.000%	135,507	5.0%
Common equity tier 1 capital ratio
Company	271,025	11.94%	102,124	4.5%	158,860	7.000%	N/A	N/A
Bank	279,135	12.29%	102,229	4.5%	159,024	7.000%	147,665	6.5%
Tier 1 risk-based capital ratio
Company	271,025	11.94%	136,166	6.0%	192,901	8.500%	N/A	N/A
Bank	279,135	12.29%	136,306	6.0%	181,741	8.500%	181,741	8.0%
Total risk-based capital ratio
Company	324,141	14.28%	181,554	8.0%	238,290	10.500%	N/A	N/A
Bank	295,251	13.00%	181,741	8.0%	238,535	10.500%	227,177	10.0%

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

Changes in AOCI for the periods indicated are summarized as follows:

	For the Year Ended December 31, 2021
	Before	Tax	Net
	Tax	Effect	of Tax
	(Dollars in thousands)
Balance at beginning of period	$1,264	$(259)	$1,005
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(8,125)	1,678	(6,447)
Amounts reclassified to (gain) loss on investment securities (1)	(5)	1	(4)
Changes in accumulated gain on effective cash flow hedge derivatives	1,728	(363)	1,365
Balance at end of period	$(5,138)	$1,057	$(4,081)

	For the Year Ended December 31, 2020
	Before	Tax	Net
	Tax	Effect	of Tax
	(Dollars in thousands)
Balance at beginning of period	$839	$(172)	$667
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	1,456	(304)	1,152
Amounts reclassified to (gain) loss on investment securities (1)	(1,031)	217	(814)
Balance at end of period	$1,264	$(259)	$1,005

	For the Year Ended December 31, 2019
	Before	Tax	Net
	Tax	Effect	of Tax
	(Dollars in thousands)
Balance at beginning of period	$2,347	$(493)	$1,854
Unrealized gain (loss) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	3,172	(662)	2,510
Amounts reclassified to (gain) loss on investment securities (1)	(4,680)	983	(3,697)
Balance at end of period	$839	$(172)	$667

(1)	Gross amounts are included in gain on sales of investment securities and income tax amounts are included in income tax expense on the Consolidated Statements of Income.
NOTE 15. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Spirit of Texas Bancshares, Inc. 2008 Stock Plan

During 2008, the Company established an incentive stock plan (the “2008 Stock Plan”). Under the 2008 Stock Plan, stockholders authorized options to purchase up to 914,500 shares of Company stock. During 2015, stockholders authorized an increase in options to purchase up to 1,750,000 shares of Company common stock. The option terms cannot exceed 10 years from the grant date. Options are fully vested after five years of employment. Options for a total of 576,325 shares of the Company stock are outstanding as of December 31, 2021. At December 31, 2021, the Company had no available shares for future option grants under the 2008 Stock Plan.

The following table presents the activity during the year ended December 31, 2021 related to the 2008 Stock Plan:

	2008 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2021	840,872	$13.48	$2,792	3.49
Granted	—	—	—	—
Exercised	(242,117)	12.73	3,886
Forfeited (1)	(22,430)	14.61	318
Expired	—
Outstanding at December 31, 2021	576,325	$13.75	8,662	2.84
Vested and exercisable at December 31, 2021	576,325	$13.75	8,662	2.84

(1)	Forfeitures are accounted for in the period they occur

There were no stock options granted for the years ended December 31, 2021 or 2020 out of the 2008 Stock Plan.

A summary of selected data related to stock-based compensation expense follows:

	2008 Stock Plan
	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Stock-based compensation expense	$44	$183	$328
Amount of cash received from exercise of awards	3,192	4	1,880

	2008 Stock Plan
	As of December 31,
	2021	2020	2019
	(Dollars in thousands)
Unrecognized compensation expense related to stock-based compensation	$-	$49	$243
Weighted-average life over which expense is expected to be recognized (years)	—	0.6	1.3

Spirit of Texas Bancshares, Inc. 2017 Stock Plan

On February 23, 2017, the Company established an incentive stock plan to attract and retain officers, employees, directors and other service providers (the “2017 Stock Plan”). Under the 2017 Stock Plan, stockholders authorized options to purchase up to 1,000,000 shares of Company common stock. The option terms cannot exceed 10 years from the grant date. Directors’ stock options vest immediately and all employees’ options vest after 5 years of employment. Options for a total of 187,645 shares of the Company common stock are outstanding as of December 31, 2021. At December 31, 2021, the Company had no available shares for future option grants.

The following table presents the activity during the year ended December 31, 2021 related to the 2017 Stock Plan:

	2017 Stock Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2021	197,714	$17.55	$148	6.71
Granted	—
Exercised	(2,960)	15.79	$38
Forfeited (1)	(7,109)	20.12	$62
Expired	—	—
Outstanding at December 31, 2021	187,645	$17.35	$2,145	5.66
Vested and exercisable at December 31, 2021	151,355	$16.88	$1,801	5.56

(1)	Forfeitures are accounted for in the period they occur

A summary of selected data related to stock-based compensation expense follows:

	2017 Stock Plan
	For the Years Ended December 31,
	2021	2020	2019
		(Dollars in thousands)
Stock-based compensation expense	$165	$190	$170
Amount of cash received from exercise of awards	47	611	86

	2017 Stock Plan
	As of December 31,
	2021	2020	2019
		(Dollars in thousands)
Unrecognized compensation expense related to stock-based compensation	$152	$318	$515
Weighted-average life over which expense is expected to be recognized (years)	1.3	2.1	2.8

2017 Stock Plan – Restricted Stock Unit Awards

During the year ended December 31, 2021, the Company granted a total of 114,877 restricted stock units to employees and directors that vest in full (i.e. cliff vesting) on the five year anniversary of the grant date. The fair value of the restricted stock units on the grant date was $2.6 million and will be recognized as compensation expense over the requisite vesting period ending on the respective five year anniversary of the restricted stock unit award’s grant date.

The following table presents the activity for the year ended December 31, 2021 related to restricted stock units from the 2017 Stock Plan:

	2017 Stock Plan
	Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	200,239	$13.31
Granted	114,877	$22.57
Vested (2)	(57,359)	$-
Forfeited	(8,199)	—
Outstanding at December 31, 2021	249,558	$17.16

(1)	Forfeitures are accounted for in the period they occur.
(2)

Although shares vest evenly over the five year vesting period, vested shares are only delivered at the end of the five year vesting period or when the participant leaves the Company. The vested amount shown here includes 5,989 shares delivered to participants.

A summary of selected data related to stock-based compensation expense for the years ended December 31, 2021 and 2020 are as follows:

	Restricted Stock Unit Awards
	December 31,
	2021	2020
	(Dollars in thousands)
Stock-based compensation expense	$925	$606
Unrecognized compensation expense related to stock-based compensation	$3,884	$2,298
Weighted-average life over which expense is expected to be recognized (years)	3.70	4.24

  Oasis Warrants

In connection with the acquisition of Oasis Bank in 2012, the Company issued warrants for 19,140 shares of stock. The Oasis warrants are exercisable at $12.84 per share and expire in November 2022. During the year ended December 31, 2021, 7,656 shares were issued in conjunction with warrant exercises.  The Company recorded $98 thousand in cash payments associated with the exercise of Oasis warrants.

Spirit of Texas Bank 401(k) Retirement Plan

The Company sponsors the Spirit of Texas Bank, SSB 401(k) Plan, a tax-qualified, deferred compensation plan (the “401(k) Plan”). Under the terms of the 401(k) Plan eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate at the completion of one month of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 3% of compensation. Matching contributions are fully vested after six years of service. Total 401(k) matching employer contribution expense amounted to $980 thousand, $1.3 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 16. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted EPS:

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share data)
Net income as reported	$42,052	$31,311	$21,136
Net income available to common stockholders	$42,052	$31,311	$21,136
Weighted average number of common shares - basic	17,180,097	17,567,117	14,697,342
Effect of dilutive securities:
Employee stock-based compensation awards and warrants	461,287	82,346	415,485
Weighted average number of common shares - diluted	17,641,384	17,649,463	15,112,827
Basic earnings per common share	$2.45	$1.78	$1.44
Diluted earnings per common share	$2.38	$1.77	$1.40
Anti-dilutive warrants and stock options	165,870	570,985	141,950

NOTE 17. INCOME TAXES

The components of the expense (benefit) for income taxes for the periods presented are as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Current income tax expense:
Federal	$9,282	$8,761	$3,616
State	167	226	75
Total current income tax expense	9,449	8,987	3,691
Deferred income tax expense (benefit):
Federal	1,224	(1,528)	1,730
State	—	—	—
Total deferred income tax expense (benefit)	1,224	(1,528)	1,730
Total income tax expense (benefit)	$10,673	$7,459	$5,421

A reconciliation of the expected income tax expense at the statutory federal income tax rate of 21% for the years ended December 31, 2021, 2020 and 2019 to the Company’s actual income tax expense and effective tax rate for the periods presented is as follows:

	For the Years Ended December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Tax expense at federal income tax rate	$11,120	21.00%	$8,143	21.00%	$5,576	21.00%
State taxes	140	0.26%	206	0.53%	62	0.23%
Increase (decrease) resulting from:
Tax-exempt interest	(465)	-0.88%	(373)	-0.96%	(447)	-1.68%
Bank-owned life insurance	(141)	-0.26%	(75)	-0.19%	(64)	-0.24%
Stock compensation	(73)	-0.14%	80	0.21%	87	0.33%
Interest expense exclusion	10	0.02%	19	0.05%	26	0.10%
Meals and entertainment	24	0.04%	31	0.08%	29	0.11%
Club dues	34	0.07%	40	0.10%	38	0.14%
Acquisition expenses	51	0.10%	—	0.00%	156	0.59%
NOL carryback claim	—	0.00%	(575)	-1.48%	—	0.00%
Other	(27)	-0.05%	(37)	-0.10%	(42)	-0.17%
Total	$10,673	20.16%	$7,459	19.24%	$5,421	20.41%

During the years ended December 31, 2021, 2020, and 2019 no changes were made to the corporate tax rate.

Deferred income tax assets and liabilities reflect the tax effect of estimated temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

The significant components of the net deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2021	2020
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	3,392	3,271
Unrealized loss on securities available-for-sale	1,406	—
Lease liability	991	—
Organizational costs	29	41
Purchase accounting	568	1,416
Net operating loss	—	39
Stock option expense	528	445
Other	87	69
Total gross deferred tax assets	7,001	5,281
Deferred tax liabilities:
Right of use asset	(953)	—
Unrealized gain on securities available-for-sale	—	(259)
Depreciation and amortization	(3,168)	(2,200)
Purchase accounting	(1,087)	(1,538)
Unrealized gain on cash flow hedge	(363)	—
SBA servicing	(145)	(92)
FHLB dividends	(113)	(107)
Total gross deferred tax liabilities	(5,829)	(4,196)
Deferred tax assets (liabilities), net	$1,172	$1,085

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

The Company did not have any uncertain tax positions at December 31, 2021. The Company did not record interest and penalties for the year ended December, 31, 2021 and 2020.  The Company recorded interest and penalties of $23 thousand for the year ended December 31, 2019.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. As of December 31, 2021 and December 31, 2020, the Company’s reserve for unfunded commitments totalled $76 thousand and $98 thousand, respectively.

Fees collected on off-balance sheet financial instruments represent the fair value of those commitments and are deferred and amortized over their term.

Financial Instruments Commitments

Unfunded commitments are as follows:

	December 31,
	2021	2020
	(Dollars in thousands)
Unfunded loan commitments	$550,604	$309,411
Commercial and standby letters of credit	3,402	3,272
Total	$554,006	$312,683

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

NOTE 19. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets of the Company (Parent company only) for the periods presented are as follows:

	December 31,
	2021	2020
Assets:
Cash and due from banks	$7,384	$24,231
Investment in bank subsidiary	413,271	371,647
Other assets	10,018	4,867
Total assets	$430,673	$345,863
Liabilities and stockholders' equity:
Borrowings	36,452	36,296
Other liabilities	405	3,670
Stockholders' equity	393,816	360,779
Total liabilities and stockholders' equity	$430,673	$345,863

Condensed Statements of Income of the Company (Parent company only) for the periods presented are as follows:

	For the Years Ended December 31,
	2021	2020	2019
Income:
Interest income	$—	$—	$4
Other noninterest income	3	—	74
Total income	3	—	78
Expense:
Interest on borrowings	2,376	1,250	406
Salaries and benefits	—	—	2
Stock-based compensation expense	1,134	979	665
Professional services	1,968	1,501	2,914
Directors fees	314	299	218
Other noninterest expense	12	42	61
Total expense	5,804	4,071	4,266
Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiary	(5,801)	(4,071)	(4,188)
Income tax expense (benefit)	(1,167)	(649)	(638)
Income (loss) before equity in undistributed income of subsidiaries	(4,634)	(3,422)	(3,550)
Equity in income of subsidiary	46,686	34,733	24,686
Net income	$42,052	$31,311	$21,136
Comprehensive income	$36,966	$31,649	$19,949

Condensed Statements of Cash Flows of the Company (Parent company only) for periods presented are as follows:

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$42,052	$31,311	$21,136
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(46,686)	(34,733)	(24,686)
Stock-based compensation	1,134	979	665
Amortization of debt issuance costs	155	79	—
Net change in operating assets and liabilities:
Net change in other assets	(5,155)	(211)	(2,616)
Net change in other liabilities	(1,728)	1,956	(969)
Net cash used in operating activities	(10,228)	(619)	(6,470)
Cash flows from investing activities:
Capital contribution	—	—	(11,000)
Net cash paid in business combination	—	-	(50,278)
Net cash used in investing activities	—	-	(61,278)
Cash flows from financing activities:
Proceeds of borrowings	—	46,218	21,000
Repayment of borrowings	—	(10,000)	(23,811)
Proceeds from capital raise, net of transaction costs	—	—	46,535
Cash dividends paid	(8,766)	(1,212)	—
Purchase of treasury stock	(1,096)	(15,470)	(289)
Exercise of stock options and warrants	3,243	683	1,966
Net cash provided by (used in) financing activities	(6,619)	20,219	45,401
Net change in cash and cash equivalents	(16,847)	19,600	(22,347)
Cash and cash equivalents at beginning of year	24,231	4,631	26,978
Cash and cash equivalents at end of year	$7,384	$24,231	$4,631
Supplemental disclosure of noncash investing and financing activities:
Dividends accrued not paid	$-	$1,556	$-

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

The following table presents the assets and liabilities measured at fair value on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
State and municipal obligations	$—	$35,270	$—	$35,270
Residential mortgage-backed securities	—	321,611	—	321,611
Corporate bonds	—	43,867	—	43,867
Equity securities at fair value	23,665	—	—	23,665
SBA servicing rights	—	—	2,244	2,244
Customer interest rate swaps	—	1,401	—	1,401
Cash flow hedge swap		1,728		1,728
Liabilities:
Correspondent interest rate swaps	—	(1,401)	—	(1,401)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
State and municipal obligations	$—	$37,185	$—	$37,185
Residential mortgage-backed securities	—	132,142	—	132,142
Corporate bonds	—	43,093	—	43,093
Equity securities at fair value	24,000	—	—	24,000
SBA servicing rights	—	—	2,953	2,953
Customer interest rate swaps	—	3,009	—	3,009
Liabilities:
Correspondent interest rate swaps	—	(3,009)	—	(3,009)

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

The following tables provide information about certain assets measured at fair value on a non-recurring basis:

	Estimated Fair Value
	December 31,
	2021	2020
	(Dollars in thousands)
Assets (classified in Level 3)
Impaired loans	$3,059	$4,948
Other real estate owned and repossessed assets	188	133

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

The following tables show significant unobservable inputs used in the recurring and non-recurring fair value measurements of Level 3 assets:

				Range/Weighted
Level 3 Asset	Fair Value	Valuation Technique	Unobservable Inputs	Average
December 31, 2021
Non-recurring:
Impaired loans	$3,059	Third party appraisals	Collateral discounts	0.0% - 100.0% (77.23%)
Other real estate owned	188	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	2,244	Discounted cash flows	Conditional prepayment rate	13.7%
			Discount rate	10.0%
December 31, 2020
Non-recurring:
Impaired loans	$4,948	Third party appraisals	Collateral discounts	0.0% - 100.0% (34.1%)
Other real estate owned	133	Third party appraisals	Collateral discounts and estimated cost to sell	10.0%
Recurring:
SBA servicing assets	2,953	Discounted cash flows	Conditional prepayment rate	12.5%
			Discount rate	10.0%

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

	Carrying	Fair
December 31, 2021	Value	Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$305,788	$305,788	$305,788	$—	$—
Equity investments at fair value	23,665	23,665	23,665	—	—
Available for sale securities	400,748	400,748	—	400,748	—
FHLB and other bank stock	3,741	3,741	—	3,741	—
Loans, net	2,305,706	2,314,572	—	—	2,314,572
Loans held for sale	3,472	3,773	—	3,773	—
Accrued interest receivable	8,146	8,146	—	8,146	—
Bank-owned life insurance	36,644	36,644	—	36,644	—
SBA servicing rights	2,244	2,244	—	—	2,244
Customer interest rate swaps	1,401	1,401	—	1,401	—
Cash flow hedge swap	1,728	1,728	—	1,728	—
Financial Liabilities:
Deposits	$2,782,391	$2,641,624	$—	$2,641,624	$—
Accrued interest payable	781	781	—	781	—
Short-term borrowings	—	—	—	—	—
Long-term borrowings	74,937	79,765	—	79,765	—
Correspondent interest rate swaps	1,401	1,401	—	1,401	—

	Carrying	Fair
December 31, 2020	Value	Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$263,034	$263,034	$236,034	$—	$—
Equity investments at fair value	$24,000	24,000	24,000	—	—
Available for sale securities	212,420	212,420	—	212,420	—
FHLB and other bank stock	5,718	5,718	—	5,718	—
Loans, net	2,372,506	2,364,646	—		2,364,646
Loans held for sale	1,470	1,598	—	1,598	—
Accrued interest receivable	11,199	11,199	—	11,199	—
Bank-owned life insurance	15,969	15,969	—	15,969	—
SBA servicing rights	2,953	2,953	—	—	2,953
Customer interest rate swaps	3,009	3,009	—	3,009	—
Financial Liabilities:
Deposits	$2,459,135	$2,427,412	$—	$2,427,412	$—
Accrued interest payable	1,303	1,303	—	1,303	—
Short-term borrowings	10,000	10,136	—	10,136	—
Long-term borrowings	242,020	245,311	—	245,311	—
Correspondent interest rate swaps	3,009	3,009	—	3,009	—

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

NOTE 21. DERIVATIVE FINANCIAL INSTRUMENTS

The Company offers a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. The changes in fair value is recognized in the income statement in other income and fees. The Company is required to hold cash as collateral for the swaps, total cash held as collateral for swaps was $1.3 million at December 31, 2021.

At December 31, 2021 interest rate swaps related to the Company’s loan hedging program that were outstanding is presented in the following table:

December 31, 2021
(Dollars in thousands)
Interest rate swaps on loans with customers
Notional amount	$242,120
Weighted average remaining term (years)	5.81
Receive fixed rate (weighted average)	4.68%
Pay variable rate (weighted average)	3.41%
Estimated fair value	$1,401

December 31, 2021
(Dollars in thousands)
Interest rate swaps on loans with correspondents
Notional amount	$242,120
Weighted average remaining term (years)	5.81
Pay fixed rate (weighted average)	4.68%
Receive variable rate (weighted average)	3.41%
Estimated fair value	$1,401

Interest rate swaps with correspondents are subject to a master netting agreement. The Company has elected to net interest rate swap positions on the consolidated balance sheet. The following table illustrates the potential affect of the Company’s derivative master netting arrangements, by type of financial instrument, on the Company’s balance sheet as of December 31, 2021 (dollars in thousands):

	December 31, 2021
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Gross Amounts Recognized	Net Amount
Liability Derivatives
Interest Rate Swaps	$(1,918)	$517	$(1,401)	$-	$-	$(1,401)

On January 6, 2021, we entered into an $80.0 million 0.5515% pay-fixed receive-float forward starting interest rate swap in order to hedge our risk of variability in cash flows (future interest payments) attributable to changes in the 1-month Federal Funds benchmark interest rate from January 6, 2021 through January 6, 2026. At December 31, 2021, the fair value of the forward starting swap recorded in other assets on the Consolidated Balance Sheet was $1.7 million. The interest rate swap (the hedging instrument) was designated and qualifies under hedge accounting as a cash flow hedge. The hedge is highly effective, and any future changes in value will be recorded in Other Comprehensive Income until the time that the underlying cash flows (future interest payments) are recorded in the income statement. The hedge is expected to remain highly effective and effectiveness will be assessed periodically throughout the term of the hedge relationship.  At December 31, 2021, the Company recorded $1.4 million in Other Comprehensive Gain related to the interest rate swap. Any collateral requirement associated with the forward starting swap is included in the total collateral requirement discussed above related to correspondent interest rate swaps.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s President and Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2021. Based on this evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified during the fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2021.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the Company’s system of internal control over financial reporting as of December 31, 2021, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

Based on this assessment, management concludes that, as of December 31, 2021, the Company’s system of internal control over financial reporting is effective.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

General

Our board of directors has set the number of directors for the Company at thirteen, and is divided into three classes of directors, serving staggered three-year terms. One-third of our board of directors is elected by our shareholders at each annual meeting of shareholders for a term of three years, and the elected directors hold office until their successors are elected and qualified or until their earlier death, resignation or removal. There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors.

Our Second Amended and Restated Bylaws (“Bylaws”) provide that the number of directors shall be set by a majority vote of the entire board of directors. Currently, the number of directors for the Company is set at thirteen, all of which are filled.

Directors and Executive Officers

Directors

The following table sets forth certain information regarding our directors, including their ages and the years that they began serving as directors of the Company:

Name	Age	Position (Company / Bank)	Director Since
Class I
Dean O. Bass	71	Chairman and Chief Executive Officer of the Company and the Bank	2008
Robert S. Beall	63	Director of the Company and the Bank	2013
Steven Gregory Kidd	62	Director of the Company and the Bank	2019
Steven M. Morris	70	Director of the Company and the Bank	2008
William K. Nix	60	Director of the Company and the Bank	2018
Class II
Allen C. Jones, IV	72	Director of the Company	2019
Akash J. Patel	39	Director of the Company and the Bank	2009
H.D. Patel	78	Director of the Company and the Bank	2016(1)
Thomas C. Sooy	75	Director of the Company and the Bank	2010
Class III
David M. McGuire	58	President and Director of the Company and Chief Lending Officer and Director of the Bank	2009
Thomas Jones, Jr.	66	Director of the Company and the Bank	2008(2)
Leo T. Metcalf, III	74	Director of the Company and the Bank	2010
Nelda Luce Blair	64	Director of the Company and the Bank	2019

(1)	Mr. Patel served on the board of directors of the Company and the Bank from 2008 to July 2015 and was re-appointed to the board of directors in October 2016.
(2)

Mr. Jones served on our board of directors from November 2008 to February 2017 and has served since July 2017. He also served on the board of directors of the Bank from November 2008 to May 2017 and has served since July 2017.

A brief description of the background of each of our directors, together with the experience, qualifications, attributes or skills that caused our board of directors to determine that the individual should serve as a director, is set forth below. No director has any family relationship, as defined in Item 401 of Regulation S-K, with any other director or executive officer. In addition, during the previous 10 years, no director, director nominee, or executive officer of the Company was the subject of a legal proceeding that is material to an evaluation of the ability or integrity of any such person to serve in such capacity.

Dean O. Bass is the Chairman and Chief Executive Officer of the Company and the Bank and has served in those positions since their inception in 2008. Prior to joining the Company, Mr. Bass founded and served as President and Chief Executive Officer of Royal Oaks Bank, SSB, from 2001 to 2007. Previously, from 1996 to 2000, Mr. Bass was employed by Horizon Capital Bank where he served as Senior Vice President. Mr. Bass has been involved in the formation of several de novo banking offices and branches and has served in bank officer positions ranging from Executive Vice President to President and Chief Executive Officer/Chairman of the Board. Additionally, Mr. Bass was a National Bank Examiner for the Office of the Comptroller of the Currency from 1975 through 1979. Mr. Bass has served as a director and member of the executive committee of the Texas Bankers Association. He was the 2016 Chairman of the Community Bankers Council. Mr. Bass is an appointed member of The Woodlands Area Economic Development Partnership Board and the Greater Conroe Economic Development Council Board. Mr. Bass received his Bachelor of Business Administration degree from Abilene Christian University in 1973. With over 46 years of banking experience, Mr. Bass’s extensive business and banking experience and his community involvement and leadership skills qualify him to serve as our Chairman and Chief Executive Officer.

Robert S. Beall is President and Chief executive officer of R.S. Beall Investments, Inc., a company engaged in various private investments related to real estate and financial services. He has served on the boards of directors of the Company and the Bank since 2013. Mr. Beall founded R.S. Beall Investments, Inc. in 1995. Prior to starting R.S. Beall Investments, Inc., from 2001 to 2003, Mr. Beall served as regional president of US Concrete, Inc., a publicly traded company. In 1981, he founded Beall Concrete, Inc., a manufacturer of concrete in Dallas and Fort Worth, Texas, which evolved into Beall Industries, Inc. with several different construction product lines and services. In 2000, Mr. Beall sold his company to US Concrete of Houston. He previously served as the Chairman of the Board of Directors for Peoples Bank of Colleyville, Texas. Mr. Beall’s community service includes being the former chairman of the Child Study Center in Fort Worth and the Chairman of the Board of Advisors for the College of Business at the University of Oklahoma. Mr. Beall earned his Bachelor of Business Administration degree in Accounting from the University of Oklahoma in 1979 and his Master of Business Administration degree from Southern Methodist University in 1981. Mr. Beall’s extensive business experience and leadership skills qualify him to serve on our board of directors.

Steven Gregory Kidd has served as General Partner of KPL since 2011. KPL is a limited partnership that owned 100% of the common stock of CBI and CSB prior to the Merger. From 1980 to 2016, Mr. Kidd was an officer and co-owner of Jerry Kidd Oil Company, Inc., which owns and operates convenience stores and gas stations branded as “Kidd Jones” throughout East Texas. Since 1981, Mr. Kidd has been a director of CSB, serving as Chairman of the Board since 2011. Mr. Kidd has been a director of CBI since its formation in 1984 and has served as Chairman of the Board since 2011. Mr. Kidd currently serves on the Boards of Directors of several Christian-based non-profit organizations, including Strong Marriages, Grace Bridge and The Master Cares. Mr. Kidd’s business experience, expertise in the oil and gas industry and community connections qualify him to serve on our board of directors.

Steven M. Morris is a business and financial consultant and certified public accountant, beginning his career with Arthur Young & Company, an international accounting firm. Mr. Morris is the Founder and President of TransTexas Enterprises, Inc., a private investment firm located in Cypress, Texas. Mr. Morris is also the managing director of Barkers Point Properties, LLC, a real estate investment company. He has served on the boards of directors of the Company and the Bank since 2008. He is the former chairman of the Twelfth Man Foundation, a private 501(c)(3) corporation located in College Station, Texas. Additionally, Mr. Morris serves on the board of Crossroads Christian Counseling, Inc. and as a director of 127 Pure, a 501(c)(3) corporation located in Cumming, Georgia. In the past, he has served on various public and private boards, including audit committee chairman of Quicksilver Resources, Inc. and Bank of Tanglewood of Houston, Texas. Mr. Morris has been an elder in his church for the past 18 years and a Habitat for Humanity volunteer and participates in annual mission trips supporting an orphanage in India. He received his BBA in Accounting from Texas Tech University in 1974. Mr. Morris’ business experience, public accounting experience and public company experience qualifies him to serve on our board of directors.

William K. “Kendall” Nix was appointed as a director of the Company and the Bank in November 2018, in connection with the completion of the Company’s acquisition of Comanche National Corporation and The Comanche National Bank. Mr. Nix served as Vice Chairman of the Bank from November 2018 to November 2020. Mr. Nix was named an advisory director of The Comanche National Bank in May 1990 and was named director in March 1992. He was appointed Vice Chairman of The Comanche National Bank in March 2002 and became Chairman in March 2004. Mr. Nix became a director of Comanche National Corporation at its inception in March 2001 and became Vice President in June 2001. He became President and Chief Executive Officer of Comanche National Corporation in December 2005 and Chairman and Chief Executive Officer in March 2009. He is currently a member of the Board of Trustees of The Terrell Foundation, a charitable foundation serving the communities in and around Erath County, Texas and is co-managing trustee of the W. L. & Barbara Terrell Nix Foundation, a charitable foundation providing support to community service organizations in North Texas. Mr. Nix previously served on the Board of Trustees of Fort Worth Academy for the Education of Children and Youth, an independent school offering educational opportunities for Kindergarten through eighth grade students in Fort Worth, Texas, including terms as Treasurer and Board President. He continues to serve on the school’s Entrepreneurship and Leadership Initiative Advisory Council. Mr. Nix also worked for two decades in information technology in the oil and gas exploration and production, telecommunications and defense industries at several different companies in a variety of roles including various management positions. He received a Bachelor of Science degree in 1983 from Texas A&M University majoring in Computer Science minoring in Accounting. In 2003, Mr. Nix graduated from the Southwestern Graduate School of Banking at Southern Methodist University with Distinction and Recognition for Leadership and Thesis Nominated for Distinction. Mr. Nix’s extensive business and banking experience and his perspective, knowledge and extensive community relationships qualify him to serve on our board of directors.

Allen C. “Dick” Jones, IV is and has been the owner and manager of cattle and hunting operations through Jones Ranch LLC, a ranch that began in south Texas in 1895, since 1996. In addition to ranching, Mr. Jones’ other business activities include directorships with The First National Bank of Hebbronville and The First National Bank of Beeville and Mesteña Operations, Ltd. of Corpus Christi, Texas. He currently serves as a director for the Texas Wildlife Association, the Texas and Southwestern Cattle Raisers Association, an honorary director of the Texas and Southwestern Cattle Raisers Foundation and a Trustee of Texas A&M-Kingsville Foundation. He is a member of the Gulf Coast Conservation Association and First Methodist Church of Corpus Christi. Mr. Jones graduated from Texas Military Institute and attended Texas A&I Business School in Kingsville, Texas. Mr. Jones’ business experience and agricultural expertise qualifies him to serve on our board of directors.

Akash J. Patel is an engineer at Energy Flow Systems, Inc. and has served in that position since August 2005. He has served on the boards of directors of the Company and the Bank since 2009. He is currently a committee member of the IHG Emerging Leaders Council, an active member of the Houston Minority Supplier Development Council and a 2015 committee member of Asian American Hotel Owners Association—Houston Region. Mr. Patel has created and initiated programs involving Hotel Rooms for Charity and the donation of bedding supplies to battered women shelters. Mr. Patel received his Bachelor of Science degree in computer engineering and math from the University of Houston in 2004. Mr. Patel’s business experience and extensive involvement in the community qualify him to serve on our board of directors.

H. D. Patel is board certified in Internal Medicine, Gastroenterology and started a private group practice in 1980. He served on the boards of directors of the Company and the Bank from 2008 to July 2015 and was re-appointed to the boards of directors again starting in October 2016. Dr. Patel gained notoriety as the corporate Medical Director and the original founder of Triumph Hospital. From 2007 to 2009, Dr. Patel served as an organizer and director of Third Coast Bank, SSB in Humble, Texas. Furthermore, Dr. Patel was an original founder and director of Royal Oaks Bank. Dr. Patel has been involved as an investor and advisory director at Sterling Bank and United Central Bank, as well as serving on various committees of each. Dr. Patel currently serves as Chairman of Gujarati Samaj of Houston and has been closely involved with political activities in Houston and Gujarat (India). After receiving his Bachelor of Medicine and Surgery from M.S. University Vadodara, India in 1969, Dr. Patel earned his Medical Degree in internal medicine from Queen’s Medical Center in 1975, and completed a fellowship in Gastroenterology in 1978. Mr. Patel’s experience serving on boards of directors of banks qualifies him to serve on our board of directors.

Thomas C. Sooy is the former owner of Tom Sooy & Co., a commercial real estate and commercial mortgage brokerage company Mr. Sooy ran from 1996 to 2000 and again from 2003 to 2006. From 2000 to 2003, Mr. Sooy was Executive Vice President and Chief Lending Officer of Union Planters Bank—Houston. Since 2006, Mr. Sooy has engaged in private investment and has otherwise retired from the real estate business. He has served on the boards of directors of the Company and the Bank since 2010. Prior to starting his real estate companies, Mr. Sooy spent more than 26 years in commercial banking in the greater Houston area, primarily as Executive Vice President of Charter Bancshares, Inc. and its subsidiary banks, serving in the capacity of Chief Credit Officer, and serving on the board of directors from 1978 to 1996. Mr. Sooy served as Chief Executive Officer of Charter National Bank—Colonial from 1978 to 1996. Additionally, Mr. Sooy served with the Office of the Comptroller of the Currency as a national bank examiner from 1970 to 1978. Mr. Sooy holds a Bachelor of Business Administration degree in Finance from Texas A&M University earned in 1970. Mr. Sooy’s business experience and banking experience qualify him to serve on the Spirit board of directors.

David M. McGuire is the President of the Company and President and Chief Lending Officer of the Bank and has served in those positions since 2009. From 2001 to 2008, he was the founder of and employed by Royal Oaks Bank, SSB, and its successor First Bank, serving as its President and Chief Lending Officer. From 1995 to 2000 Mr. McGuire was employed by Sterling Bank where he served as Office Chief Executive Officer—Fort Bend. Mr. McGuire has been involved in the formation of several de novo banking offices and branches and has served in executive bank officer positions ranging from Bank Vice President to President. Mr. McGuire received his Bachelor of Business Administration—Finance degree from Texas A&M University in 1987. With over 39 years of banking experience, Mr. McGuire’s extensive business and banking experience and his perspective, knowledge and extensive community relationships qualify him to serve on our board of directors.

Thomas Jones, Jr. is a partner with the accounting and consulting firm of McConnell & Jones LLP, which he helped form in 1996. Mr. Jones leads the firm’s small business and tax group and is the practice leader for the firm’s overall business development and marketing efforts. Mr. Jones has served on our board of directors from November 2008 to February 2017 and since July 2017 and on the board of directors of the Bank from November 2008 to May 2017 and since July 2017. Mr. Jones also served as an independent board member of Princeton Capital Corporation, a publicly-traded business development company, from 2015 to 2016. From 1985 to 1995, Mr. Jones served as a Vice President at Texas Commerce Bank (now Chase Bank) in the bank’s investment management services department. Prior to joining Texas Commerce Bank, Mr. Jones served as Treasurer and Tax Manager of Uncle Ben’s Rice from 1982 to 1985, where he was responsible for managing the company’s cash flows, banking relationships and compliance requirements for all federal, state and local tax filings.

Mr. Jones began his professional career with the Houston office of the international accounting firm of Ernst & Ernst (now Ernst & Young) as a staff auditor and later as a manager in the firm’s tax department. Mr. Jones is also a partner in HUNTJON, LLC, a real estate development company focusing on the construction and management of multi-family housing units for low and moderate income senior citizens. Mr. Jones also currently serves as Chairman of the Florida A&M University Foundation Board and as Chair of the Advisory Board of the Greater Houston Black Chamber of Commerce. Mr. Jones received his Bachelor of Science degree in Accounting from Florida A&M University in Tallahassee, Florida. Mr. Jones’ business experience and accounting experience qualifies him to serve on our board of directors.

Leo T. Metcalf, III is a private investor in real estate, stocks and master limited partnerships, has served as an outside business consultant to Service Corporation International since 2000, and is a former mayor of Conroe, Texas serving a four-year term starting in 2004. He is also the former president of Metcalf Funeral Home, Inc., a Conroe area business. He has served on our board of directors and the board of directors of the Bank since 2010. He has supported Montgomery County with his involvement in various community activities. He is a past president of the Conroe Rotary Club, the Montgomery County United Way, the Montgomery County Hospital District, the Embassy Club of the Greater Conroe Area Chamber of Commerce, and former district chairman for the Sam Houston Area Council of the Boy Scouts of America. He is a lifetime vice-president of the Montgomery Fair Association, former board member of the Conroe Chapter of the American Red Cross, Montgomery County Community Foundation, Greater Conroe Area Chamber of Commerce, Montgomery County Emergency Assistance, Greater Conroe Economic Development Council, and Lake Conroe Rotary Club. He is also a past president of the Texas Funeral Directors Association. Mr. Metcalf has additionally established four endowments through the Montgomery County Community Foundation, and has reflected his significant support for Sam Houston State University with the establishment of the Tommy Metcalf Scholarship Endowment Fund. Mr. Metcalf serves on the Sam Houston University Foundation as a Trustee and Vice President. Mr. Metcalf received his Bachelors of Business Administration degree from Sam Houston State University in 1971. Mr. Metcalf’s diverse business experience and extensive involvement in the community of one of our primary market areas qualify him to serve on our board of directors.

Nelda Luce Blair was appointed as an advisory director of the Company in February 2019. Ms. Blair has been the owner and president of The Blair Law Firm, P. C. since 1987. Prior to 1987, she served in the Montgomery County Attorney’s Office as a prosecutor for the Specialized Real Estate Division and as a legal advisor and liaison to the Montgomery County Commissioners Court and Tax Assessor-Collector and was an associate attorney at Hope & Mayes, P.C. and Holbrook, Kaufman & Becker. Currently, Ms. Blair serves as president of the Conroe ISD Education Foundation and as a board member of the Lone Star College System Chancellor’s Advisory Council, the Texas Conference for Women and the Economic Development Partnership of The Woodlands. She has held leadership positions in The Woodlands Convention & Visitors Bureau, the Board of The Woodlands Township, The Woodlands Area Chamber of Commerce and the Greater Houston Women’s Chamber of Commerce. Ms. Blair previously received gubernatorial appointments to serve on the University of Houston System Board of Regents and the Texas Economic Development Corporation and is currently serving as a gubernatorial appointee to the Stephen F. Austin State University Board of Regents. She is a past recipient of the “North Star Award” from the North Houston Association and has been named one of Houston’s Most Influential Women of 2009 by Houston Woman magazine, “Citizen of the Year 2009” by the Greater Houston Women’s Chamber of Commerce and “Hometown Hero” of The Woodlands by The Woodlands Area Chamber of Commerce. In addition, Ms. Blair frequently appears as a legal commentator on CNN, FOX News, MSNBC and Court TV and has authored over 100 articles published in professional journals. Ms. Blair received her Doctorate of Jurisprudence from University Houston Law Center in 1983 and her Bachelor of Arts degree in Pre-Law, Economics and Sociology from Baylor University in 1980. She is triple board certified by the State Bar of Texas Board of Legal Specialization in Residential Real Estate Law, Commercial Real Estate Law and Farm and Ranch Real Estate Law and is certified as an Advanced Attorney-Mediator. Ms. Blair’s state and local public service and her knowledge of and community involvement in the community of one of our primary market areas qualify her to serve on our board of directors.

Executive Officers

The following table sets forth the name, age and position with the Company of each of our executive officers and other significant employees. The business address for all of these individuals is 1836 Spirit of Texas Way, Conroe, Texas 77301.

Name of Named Executive Officers	Position	Age
Dean O. Bass	Chairman and Chief Executive Officer of the Company and the Bank	71
David M. McGuire	President and Director of the Company and President, Chief Lending Officer and Director of the Bank	58
Jerry D. Golemon	Executive Vice President and Chief Operating Officer of the Company and the Bank	66
Allison S. Johnson	Executive Vice President and Chief Financial Officer of the Company and the Bank	37

The following is a brief discussion of the background of our executive officers who are not also directors of the Company and the Bank.

Jerry D. Golemon is the Executive Vice President and Chief Operating Officer of the Company and the Bank. Mr. Golemon has served in that capacity since January 2017 and served as Chief Financial Officer of the Company from January 2017 to July 2017. He has served as Executive Vice President and Chief Operating Officer of the Bank since 2010 and served as Chief Financial Officer of the Bank from April 2017 to July 2017. Mr. Golemon joined the Advisory Board of the Bank in 2010. Mr. Golemon is a retired Certified Public Accountant, and has been associated with the banking business in the Houston area for more than 39 years. Mr. Golemon also served as Chief Financial

Officer for Bank4Texas Holdings from 2008 to 2010. Starting in 1997, he was a founder and served as Chief Financial Officer and on the board of directors of Texas National Bank until it was sold in 2006. He has served in a chief financial officer or similar capacity for various banks since 1982. Prior to that time, he worked in a Houston-based CPA firm for four years, specializing in financial institution audits. He received his Bachelor of Business Administration degree in Accounting from the University of Texas in 1977. Mr. Golemon has served as President of the Tomball Rotary Club and worked in various capacities with the Tomball Chamber of Commerce, the Regional Arts Council, the Cypress Creek YMCA, and the Tomball Independent School District. He is also a graduate of the Southwest Graduate School of Banking.

Allison S. Johnson is the Executive Vice President and Chief Financial Officer of the Company and the Bank. Ms. Johnson has served as Executive Vice President and Chief Financial Officer since November 2020 and served as Interim Chief Financial Officer of the Company and the Bank from January 2020 to November 2020. Ms. Johnson also served as Chief Accounting Officer of the Company and the Bank from 2016 to June 2021. Ms. Johnson began her career in the financial services industry as an auditor at PricewaterhouseCoopers and has spent the last decade focused on financial reporting in the banking industry, most recently at Florida Community Bank, N.A., where she served as the SEC Reporting Manager from 2012 to 2016. Ms. Johnson is a certified public accountant and has a Masters of Accountancy from Florida State University.

Code of Business Conduct and Ethics

We adopted a code of business conduct and ethics applicable to our directors, officers and employees including specific standards and guidelines applicable to our principal executive, financial and accounting officers and all persons performing similar functions. We expect that any amendments to such code and guidelines, or any waivers of their requirements, will be disclosed on our corporate website and by other means required by the SEC and NASDAQ rules. A copy of that code is available on our website at www.sotb.com under “About Us—Investor Relations—Governance—Documents.”

Audit Committee

Our audit committee consists of Robert S. Beall, Thomas Jones, Jr., Allen C. Jones, IV and Steven M. Morris, with Mr. Morris serving as chair of the audit committee. During 2021, our audit committee held seven meetings. Our audit committee has responsibility for, among other things:

•	selecting and hiring our independent registered public accounting firm, and pre-approving the audit and non-audit services to be performed by our independent registered public accounting firm;
•	evaluating the qualifications, performance and independence of our independent registered public accounting firm;
•	monitoring the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements as they relate to consolidated financial statements or accounting matters;
•	reviewing the adequacy and effectiveness of our internal control policies and procedures;
•

discussing the scope and results of the audit with the independent registered public accounting firm and reviewing with management and the independent registered public accounting firm our interim and year-end operating results; and

•	preparing the audit committee report required by the SEC to be included in our annual proxy statement.

Rule 10A-3 promulgated by the SEC under the Exchange Act and applicable NASDAQ rules require our audit committee to be composed entirely of independent directors. Our board of directors has affirmatively determined that each of the members of our audit committee qualifies as independent under the independence requirements of Rule 10A-3 of the Exchange Act and NASDAQ rules. Our board of directors also has determined that each of Mr. Thomas Jones and Mr. Morris qualifies as an “audit committee financial expert” as defined in the SEC rules, and each member of the audit committee is able to read and understand fundamental consolidated financial statements, including our balance sheet, income statement and cash flow statements.

Our board of directors has adopted a written charter for our audit committee, which sets forth the audit committee’s duties and responsibilities. The audit committee charter is available on our website at www.sotb.com. under “Investor Relations—Governance—Documents.”

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires our directors and executive officers and persons who own more than 10 percent of our outstanding common stock to file reports of ownership and changes in ownership of our equity securities, including our common stock with the SEC.  Such persons are required by the SEC’s regulations to furnish us with copies of all reports they file pursuant to Section 16.

For the fiscal year ended December 31, 2021, all reports under Section 16(a) of the Exchange Act that any of our directors or executive officers has been required to file have been filed on a timely basis, except that (i) Mr. Akash J. Patel inadvertently failed to report (x) a grant of 1,500 restricted stock units on August 3, 2021, for which the requisite Form 4 was not filed until August 17, 2021, and (y) a purchase of 86 shares of our common stock on April 6, 2021, for which the requisite Form 4 was not filed until April 29, 2021, (ii) Mr. Steven Gregory Kidd inadvertently failed to report a sale of 2,942 shares of our common stock on May 24, 2021, for which the requisite Form 4 was not filed until June 4, 2021, (iii) Mr. Thomas C. Sooy inadvertently failed to report a purchase of 3,750 shares of our common stock on February 18, 2020 for which the requisite Form 4 was not filed until March 1, 2021, and (iv) Mr. Leo T. Metcalf, III inadvertently failed to report a purchase of 857 shares of our common stock on January 29, 2021 for which the requisite Form 4 was not filed until February 4, 2021.
Item 11. Executive Compensation.

Executive Compensation

We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies, as defined in the Jumpstart Our Business Startups Act. Our named executive officers for 2021, which consist of our principal executive officer, principal financial officer and the two other most highly compensated executive officers, are:

•	Dean O. Bass, Chairman and Chief Executive Officer of the Company and the Bank;
•	David M. McGuire, President of the Company and the President and Chief Lending Officer of the Bank;
•	Jerry D. Golemon, Executive Vice President and Chief Operating Officer of the Company and the Bank; and
•	Allison S. Johnson, Executive Vice President and Chief Financial Officer of the Company and the Bank.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for the years ended December 31, 2021 and 2020. Except as set forth in the notes to the table, all cash compensation for each of our named executive officers was paid by the Bank, where each serves in the same capacity.

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Dean O. Bass	2021	560,258	450,000	343,200	-	-	-	41,780	1,395,238
Chairman of the Board and	2020	574,818	300,000	112,750	-	-	-	50,166	1,037,734
Chief Executive Officer
David M. McGuire	2021	542,217	435,000	320,320	-	-	-	43,413	1,340,950
President	2020	550,947	290,000	108,240	-	-	-	40,822	990,009
Jerry D. Golemon	2021	266,255	120,000	137,280	-	-	-	35,511	559,046
Executive Vice President and	2020	317,615	80,000	76,670	-	-	-	35,007	509,292
Chief Operating Officer
Allison S. Johnson	2021	275,715	105,000	137,280	-	-	-	38,966	556,961
Executive Vice President and	2020	230,180	70,000	50,290	-	-	-	33,173	383,643
Chief Financial Officer

(1)

Assumptions used in the calculation of the amounts in these columns are included in Note 15 to our audited consolidated financial statements included in this Annual Report on Form 10-K. The amounts represent the aggregate grant date fair values of equity awards granted during the applicable year, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718.

(2)	All other compensation for 2021 includes the following:

	401(k)		Club
	Company	Medical	Dues and	Automobile	Bank
	Match	Insurance	Expenses	Expense	Scholarship	Total
Dean O. Bass	$11,600	$6,780	$16,034	$7,366	$-	$41,780
David M. McGuire	11,600	11,064	13,816	6,933	-	43,413
Jerry D. Golemon	11,600	7,548	5,201	11,161	-	35,511
Allison S. Johnson	11,600	3,444	11,922	12,000	-	38,966

(3)	All other compensation for 2020 includes the following:

	401(k) Company Match	Medical Insurance	Club Dues and Expenses	Automobile Expense	Bank Scholarship	Total
Dean O. Bass	$14,583	$8,328	$17,279	$9,977	$—	$50,167
David M. McGuire	14,583	7,440	10,500	4,947	—	37,470
Jerry D. Golemon	11,400	8,556	5,559	9,920	—	35,435
Allison S. Johnson	11,400	2,070	7,260	12,000	—	32,730

(4)

Ms. Johnson was appointed to serve as Executive Vice President and Chief Financial Officer of both the Company and the Bank on November 19, 2020. Ms. Johnson previously served as our Interim Chief Financial

Officer from January 14, 2020 to November 19, 2020. Please refer to our Current Report on Form 8-K filed with the SEC on November 23, 2020 for more information.

Annual Cash Incentive Plan

Our executive compensation program is designed to attract, retain and motivate key executives to maximize performance and long-term shareholder value. Our bonus program and our overall compensation strategy for executive officers is designed by our compensation committee with a goal of providing competitive compensation and tying a meaningful portion of compensation to financial and operating performance that align executives’ and shareholders’ interests and reward long-term growth and performance.

Historically, the compensation committee has provided discretionary cash bonuses after the end of each fiscal year. The amount of these discretionary awards, if any, has been based on an overall assessment of our performance, while taking into consideration other factors such as market conditions, regulatory changes, accounting changes, tax law changes and other items that may impact our strategic direction.

For 2021 performance, based on the discretionary factors described above, our compensation committee awarded the following cash bonuses to our named executive officers:

Dean O. Bass	$450,000
David M. McGuire	435,000
Jerry D. Golemon	120,000
Allison S. Johnson	105,000

We intend to continue to provide annual cash bonuses to reward achievement of financial or operational goals so that total compensation is reflective of actual company and individual performance. Our compensation committee is currently working to provide incentive targets that tie compensation to our performance in 2022. These performance criteria may include a discretionary provision for factors such as successful capital raises, acquisitions and stock price performance.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table sets forth information relating to the unexercised options and outstanding equity awards held by the named executive officers as of December 31, 2021.

	Option Awards					Stock Awards
									Equity
								Equity	incentive plan
			Equity					incentive	awards:
			incentive					plan	Market or
			plan					awards:	payout
			awards:			Number	Market	Number of	value of
	Number of	Number of	Number of			of	value of	unearned	unearned
	Securities	Securities	Securities			shares,	shares,	shares,	shares,
	Underlying	Underlying	Underlying			units or	units or	units or	units or
	Unexercised	Unexercised	Unexercised	Option		other rights	other rights	other rights	other rights
	Options	Options	Unearned	Exercise	Option	that have	that have	that have	that have
	Exercisable	Unexercisable	Options	Price	Expiration	not vested	not vested	not vested	not vested	Vesting
Name	(#)	(#)	(#)	($)	Date	($)	($)	(#)	($)	Date
Dean O.Bass	10,000	-	-	$12.00	6/1/2022	-	-	-	-	Vested
	15,000	-	-	$13.00	3/21/2023	-	-	-	-	Vested
	25,000	-	-	$13.00	2/20/2024	-	-	-	-	Vested
	15,000	-	-	$16.00	2/19/2025	-	-	-	-	Vested
	25,000	-	-	$13.00	5/26/2026	-	-	-	-	Vested
	12,000	3,000	-	$15.00	2/23/2027	-	-	-	-	(1)
	9,000	6,000	-	$21.00	5/3/2028	-	-	-	-	(2)
	-	-	-	$-	-	3,867	86,659	-	-	(3)
	-	-	-	$-	-	4,167	37,586	-	-	(4)
	-	-	-	$-	-	2,000	45,800	-	-	(5)
David M. McGuire	15,000	-	-	$12.00	6/1/2022	-	-	-	-	Vested
	20,000	-	-	$13.00	3/21/2023	-	-	-	-	Vested
	25,000	-	-	$13.00	2/20/2024	-	-	-	-	Vested
	15,000	-	-	$16.00	2/19/2025	-	-	-	-	Vested
	25,000	-	-	$13.00	5/26/2026	-	-	-	-	Vested
	12,000	3,000	-	$15.00	2/23/2027	-	-	-	-	(1)
	9,000	6,000	-	$21.00	5/3/2028	-	-	-	-	(2)
	-	-	-	$-	-	3,867	86,659	-	-	(3)
	-	-	-	$-	-	4,000	36,080	-	-	(4)
	-	-	-	$-	-	1,867	42,754	-	-	(6)
Jerry D. Golemon	5,000	-	-	$12.00	11/1/2022	-	-	-	-	Vested
	7,500	-	-	$13.00	9/15/2023	-	-	-	-	Vested
	7,500	-	-	$13.00	10/1/2024	-	-	-	-	Vested
	5,000	-	-	$16.00	8/15/2025	-	-	-	-	Vested
	5,000	-	-	$13.00	8/26/2026	-	-	-	-	Vested
	8,000	2,000	-	$15.00	2/23/2027	-	-	-	-	(7)
	3,000	2,000	-	$21.00	5/3/2028	-	-	-	-	(8)
	-	-	-	$-	-	1,933	43,319	-	-	(9)
	-	-	-	$-	-	2,833	25,554	-	-	(10)
	-	-	-	$-	-	800	18,320	-	-	(11)
Allison S. Johnson	-	340	-	$20.36	7/18/2028	-	-	-	-	(12)
	-	-	-	$-	-	391	8,762	-	-	(13)
	-	-	-	$-	-	383	8,897	-	-	(14)
	-	-	-	$-	-	1,000	9,020	-	-	(15)
	-	-	-	$-	-	800	18,320	-	-	(16)

(1)	Stock options to acquire 12,000 shares are fully vested and exercisable; stock options to acquire 3,000 shares will vest on February 23, 2022.

(2)	Stock options to acquire 9,000 shares are fully vested and exercisable; stock options to acquire 3,000 shares will vest on each of May 3, 2022 and 2023.
(3)	Restricted stock units of 1,600 shares will vest on each of July 1, 2022, 2023 and 2024.
(4)	Restricted stock units of 2,500 shares will vest on each of April 1, 2022, 2023, 2024 and 2025.
(5)	Restricted stock units of 3,000 shares will vest on each of April 1, 2022, 2023, 2024, 2025 and 2026.
(6)	Restricted stock units of 2,400 shares will vest on each of April 1, 2022, 2023, 2024 and 2025.
(7)	Restricted stock units of 2,800 shares will vest on each of April 1, 2022, 2023, 2024, 2025 and 2026.
(8)	Stock options to acquire 8,000 shares are fully vested and exercisable; stock options to acquire 2,000 shares will vest on February 23, 2022.
(9)	Stock options to acquire 3,000 shares are fully vested and exercisable; stock options to acquire 1,000 shares will vest on each of May 3, 2022 and 2023.
(10)	Restricted stock units of 800 shares will vest on each of July 1, 2022, 2023 and 2024.
(11)	Restricted stock units of 1,700 shares will vest on each of April 1, 2022, 2023, 2024 and 2025.
(12)	Restricted stock units of 1,200 shares will vest on each of April 1, 2022, 2023, 2024, 2025 and 2026.
(13)	Stock options to acquire 170 shares will vest on July 8, 2022 and 2023.
(14)	Restricted stock units of 162 shares will vest on each of July 1, 2022, 2023 and 2024.
(15)	Restricted stock units of 200 shares will vest on each of January 1, 2022, 2023, 2024 and 2025.
(16)	Restricted stock units of 600 shares will vest on each of April 1, 2022, 2023, 2024 and 2025.

Nonqualified Deferred Compensation Plan

Our named executive officers are eligible to participate in the Spirit of Texas Bank Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”) which we adopted in 2016. We maintain the Deferred Compensation Plan for the purposes of providing a competitive benefit, allowing executives and certain other senior employees an opportunity to defer income tax payments on their cash compensation within the restrictions imposed by the Code, and assisting executives in their retirement planning. The Deferred Compensation Plan allows executives to voluntarily defer up to 75% of base salary and/or up to 100% of paid bonus or commissions. We do not provide any matching contributions but in our discretion we may make an annual contribution to an executive’s account based on individual and/or company performance. Any such annual contribution would vest in five equal annual installments beginning on the third anniversary of the contribution date. Earnings on deferrals are credited as a rate of return based on the percentage change in the S&P 500 Index over a one-year period, and such return is credited to the executive’s account at the end of such period. The return is subject to a cap rate of 12% and a floor rate of 0%. All amounts deferred by participants are fully vested, and amounts contributed by us will automatically vest upon normal retirement beginning at age 65, death, disability or a change in control. Participants would forfeit any company contributions upon a termination for cause or engaging in competition with a competitor, as such terms are defined in our employee handbook. Distributions under the Deferred Compensation Plan will be paid out upon a fixed date (to the extent the participant chose the date on which his or her account balances are to be distributed) or following an event of certain financial hardship, termination of employment, death, disability or change in control. Deferred compensation account balances are unsecured and all amounts remain part of our operating assets. In 2021, our named executive officers contributed the following amounts to their Deferred Compensation Plan accounts:

		December 31, 2021
	Contributions	Balance
Dean O. Bass	$5,977	$98,972
David M. McGuire	-	82,025
Jerry D. Golemon	33,385	188,494
Allison S. Johnson	5,850	9,442

We did not make any discretionary contributions to such accounts in 2021.

Agreements with Our Named Executive Officers

Employment Agreements with Dean O. Bass and David M. McGuire

On February 25, 2021, we entered into amended and restated employment agreements with each of Mr. Bass and Mr. McGuire. Please refer to our Current Report on Form 8-K filed with the SEC on February 26, 2021 for more information. During the periods covered by the Summary Compensation Table above, Mr. Bass and Mr. McGuire were subject to their former employment agreements, which became effective as of March 1, 2017. The material terms of the current and former employment agreements are summarized below.

Current Agreements

The agreements provide for the payment of base salary, annual incentive bonus, equity (long-term incentive plan) grants, reimbursement of expenses for club dues at a club approved by our board of directors, the use of an automobile and reimbursement for all costs and expenses related to operating the automobile or a vehicle allowance in an amount approved by our board or directors, and other customary benefits. The agreements automatically renewed for a one-year term at the end of the initial term and are subject to automatic renewals at the end of each renewal term for successive one-year terms, unless either we or the executive gives written notice not to extend at least ninety (90) days before the end of the renewal term.

The executive is entitled to receive severance payments if his employment terminates for certain reasons:

•

if the executive terminates his employment without good reason or if his employment is terminated for cause, he is entitled to his base salary, accrued vacation and other benefits earned or payable but not yet paid, through the date of termination;

•

if we terminate the executive’s employment without cause or if the executive terminates his employment due to death or disability or for good reason not in connection with a change in control or within two (2) years after a change in control, he is entitled to (a) his base salary, accrued vacation and other benefits earned or payable but not yet paid, through the date of termination, (b) a payment equal to 200% of the sum of the amount of his base salary for the year in which the termination occurs plus all bonus, profit sharing and other annual incentive payments made by us to him with respect to the most recent full year preceding the year in which the termination occurs, to be paid within sixty (60) days of the date of termination, and (c) benefits equal in value to each life, health, accident or disability benefit to which he was entitled immediately before termination for eighteen (18) months after the date of termination, plus the option to have assigned to him any assignable insurance policy owned by us or relating specifically to him; and

•

if, prior to and in connection with, or within two (2) years after, a change in control, we terminate the executive’s employment for any reason other than death, disability or cause, he is entitled to (a) his base salary, accrued vacation and other benefits earned or payable but not yet paid, through the date of termination, (b) an amount equal to 300% of the aggregate of his base salary for the year in which the termination occurs plus all bonus, profit sharing and other annual incentive payments made by us to him with respect to the most recent full year preceding the year in which the termination occurs, to be paid within sixty (60) days of the date of termination, and (c) benefits equal in value to each life, health, accident or disability benefit to which he was entitled immediately before termination for eighteen (18) months after the date of termination, plus the option to have assigned to him any assignable insurance policy owned by us or relating specifically to him.

Under the terms of the agreements, the amount of these severance benefits would be reduced to the extent necessary so that the aggregate amount of benefits would not be subject to excise tax under Sections 280G and 4999 of the Code if and only if (x) such reduction produces a better net after-tax position than the total payment provided for herein and (y) there are no other amounts receivable by the executive from us that may not be reduced such that the aggregate amount of benefits would not be subject to such excise tax.

The agreements provides that the executive is subject to a non-competition and non-solicitation obligation for twelve (12) months following his termination of employment. We may, in our sole discretion, pay the executive his base salary for up to twelve (12) months after the termination date as additional compensation for his compliance with the non-competition and non-solicitation provision of the employment agreement. The executive is required to execute a release of claims.

The agreements also provide that the executive will be entitled to indemnification to the extent permitted by law.

Under the agreements, “cause” means the (a) willful and continued failure by the executive substantially to perform his duties (other than from incapacity due to physical or mental illness); (b) willful engagement by the executive in illegal misconduct materially and demonstrably injurious to us; or (c) executive’s willful material breach of a material written policy of the Company or the Bank, or (d) the executive’s conviction of, or plea of guilty or nolo contendere to, (i) a felony or (ii) a crime involving moral turpitude or fraud involving the assets of the Company or the Bank; provided, however, that the board of directors must provide notice to the executive and provide the executive with a period of 30 days to cure such “cause” event.

Under the agreements, “good reason” means any of the following occurs:

•

an adverse change in the executive’s status or position noted in the employment agreement (including any material diminution of the executive’s authority, duties or responsibilities), or any removal of the executive from or any failure to reappoint or reelect the executive to such position (except in the case of termination due to death, disability, for cause or without good reason);

•	a change in the executive’s business location of more than thirty (30) miles;
•

a diminution by us in the executive’s (a) base salary; or (b) prior to and in connection with, or within two (2) years after, a change in control, the target annual bonus amount under any annual incentive plan in a manner inconsistent with other senior management employees; or

•	any action or inaction that constitutes a material breach of the employment agreement by us.

Former Agreements

The agreements provide for the payment of base salary, annual incentive bonus, equity (long-term incentive plan) grants, reimbursement of expenses for club dues at a club approved by our board of directors, the use of an automobile and reimbursement for all costs and expenses related to operating the automobile or a vehicle allowance in an amount approved by our board or directors, and other customary benefits. The agreements automatically renewed for a one-year term on March 1, 2020 and are subject to automatic renewals at the end of each renewal term for successive one-year terms, unless either we or the executive gives written notice not to extend at least ninety (90) days before the end of the renewal term.

The executive is entitled to receive severance payments if his employment terminates for certain reasons:

•

if the executive’s employment terminates due to death or disability, he or his estate is entitled to his base salary, accrued vacation and other benefits earned or payable but not yet paid, through the date of termination, plus a pro rata portion of his target annual incentive bonus for the period in which the termination occurred;

•

if the executive terminates his employment without good reason or if his employment is terminated for cause, he is entitled to his base salary, accrued vacation and other benefits earned or payable but not yet paid, through the date of termination;

•

if we terminate the executive’s employment without cause or if the executive terminates his employment for good reason not in connection with a change in control or within two (2) years after a change in control, he is entitled to (a) his base salary, accrued vacation and other benefits earned or payable but not yet paid, through the date of termination, to be paid within six (6) days of the date of termination, (b) a payment equal to two times the sum of the amount of his base salary for the year in which the termination occurs plus all bonus, profit sharing and other annual incentive payments made by us to him with respect to the most recent full year preceding the year in which the termination occurs, to be paid within thirty (30) days of the date of termination, and (c) benefits equal in value to each life, health, accident or disability benefit to which he was entitled immediately before termination for eighteen (18) months after the date of termination, plus the option to have assigned to him any assignable insurance policy owned by us or relating specifically to him; and
•

if, prior to and in connection with, or within two (2) years after, a change in control, we terminate the executive’s employment for any reason other than death, disability or cause, he is entitled to (a) his base salary, accrued vacation and other benefits earned or payable but not yet paid, through the date of termination, to be paid within six (6) days of the date of termination (b) an amount equal to three times the aggregate of his base salary for the year in which the termination occurs plus all bonus, profit sharing and other annual incentive payments made by us to him with respect to the most recent full year preceding the year in which the termination occurs, to be paid within thirty (30) days of the date of termination, and (c) benefits equal in value to each life, health, accident or disability benefit to which he was entitled immediately before termination for eighteen (18) months after the date of termination, plus the option to have assigned to him any assignable insurance policy owned by us or relating specifically to him.

Under the terms of the agreements, the amount of these severance benefits would be reduced to the extent necessary so that the aggregate amount of benefits would not be subject to excise tax under Sections 280G and 4999 of the Code if and only if (x) such reduction produces a better net after-tax position than the total payment provided for herein and (y) there are no other amounts receivable by the executive from us that may not be reduced such that the aggregate amount of benefits would not be subject to such excise tax.

The agreements provides that the executive is subject to a non-competition and non-solicitation obligation for twelve (12) months following his termination of employment. We may, in our sole discretion, pay the executive his base salary for up to twelve (12) months after the termination date as additional compensation for his compliance with the non-competition and non-solicitation provision of the employment agreement. The executive is required to execute a release of claims.

The agreements also provide that the executive will be entitled to indemnification to the extent permitted by law.

Under the agreements, “cause” means the (a) willful and continued failure by the executive substantially to perform his duties (other than from incapacity due to physical or mental illness) after a demand for substantial performance has been delivered to the executive by our board of directors (which demand must specifically identify the manner in which it is believed the executive has not substantially performed his duties) with a reasonable period of opportunity for such substantial performance to be provided; or (b) willful engaging by the executive in illegal misconduct materially and demonstrably injurious to us.

Under the agreements, “good reason” means any of the following occurs:

•	any material diminution of the executive’s authority, duties or responsibilities;
•	a change in the executive’s business location of more than thirty (30) miles;
•

a diminution by us in the executive’s (a) base salary; or (b) prior to and in connection with, or within two (2) years after, a change in control, the target annual bonus amount under any annual incentive plan in a manner inconsistent with other senior management employees; or

•	any action or inaction that constitutes a material breach of the employment agreement by us.

Employment Agreements with Jerry D. Golemon and Allison S. Johnson

We entered into a new employment agreement with Mr. Golemon, effective as of June 10, 2021. This agreement replaced our prior employment agreement with Mr. Golemon. We entered into a new employment agreement with Ms. Johnson in connection with her appointment by our board of directors as Executive Vice President and Chief Financial Officer, effective as of November 19, 2020. This agreement replaced our prior employment agreement with Ms. Johnson. Please refer to our Current Report on Form 8-K/A filed with the SEC on January 4, 2022 for additional information. The material terms of the current and former employment agreements are summarized below.

Current Agreements

The agreements provide for the payment of base salary, annual incentive bonus, equity (long-term incentive plan) grants, reimbursement of expenses for club dues at a club approved by our board of directors, the use of an automobile and reimbursement for all costs and expenses related to operating the automobile or a vehicle allowance in an amount approved by our board or directors and other customary benefits. The agreement has an initial term of one (1) year and is subject to automatic renewals at the end of such initial term for successive one-year terms, unless either we or the executive gives written notice not to extend at least ninety (90) days before the end of the renewal term.

The executive is entitled to receive severance payments if his or her employment terminates for certain reasons:

•

if the executive terminates his or her employment without good reason or if her employment is terminated for cause, she is entitled to her base salary, accrued vacation and other benefits earned or payable but not yet paid, through the date of termination;

•

if we terminate the executive’s employment without cause or if the executive terminates his or her employment due to death or disability or for good reason not in connection with a change in control or within two (2) years after a change in control, the executive is entitled to (a) the executive’s base salary, accrued vacation and other benefits earned or payable but not yet paid, through the date of termination, (b) an amount equal to 150% of (i) the executive’s base salary in effect as of the date of termination, plus (ii) all bonus, profit sharing and other annual incentive payments made by the Company within the year prior to the date of termination, which amount can be paid in lump sum within sixty (60) days of the date of termination or, at our election, in eighteen equal monthly installments, and (c) a lump sum amount equal to the costs to obtain benefits equal in value to each life, health, accident or disability benefit to which she was entitled immediately before termination for eighteen (18) months after the date of termination; or

•

if, prior to and in connection with, or within two (2) years after, a change in control, we terminate the executive’s employment for any reason other than death, disability or cause or the executive terminates his or her employment for good reason, the executive is entitled to (a) the executive’s base salary, accrued vacation and other benefits earned or payable but not yet paid, through the date of termination, (b) an amount equal to 150% of the executive’s base salary for the year in which the termination occurs plus all bonus, profit sharing and other annual incentive payments made by us to the executive with respect to the most recent full year preceding the year in which the termination occurs, to be paid within sixty (60) days of the date of termination, and (c) a lump sum amount equal to the costs to obtain benefits in value to each life, health, accident or disability benefit to which she was entitled immediately before termination for eighteen (18) months after the date of termination, plus the option to have assigned to the executive any assignable insurance policy owned by us or relating specifically to the executive.

Under the terms of the agreement, the amount of these severance benefits would be reduced to the extent necessary so that the aggregate amount of benefits would not be subject to excise tax under Sections 280G and 4999 of the Code if and only if (x) such reduction produces a better net after-tax position than the total payment provided for herein and (y) there are no other amounts receivable by the executive from us that may not be reduced such that the aggregate amount of benefits would not be subject to such excise tax.

The agreement provides that Ms. Johnson is subject to a non-competition and non-solicitation obligation for twelve (12) months following her termination of employment. Ms. Johnson is required to execute a release of claims.

The agreement also provides that the executive will be entitled to indemnification to the extent permitted by law.

Under the agreement, “cause” means:

•	the executive’s breach of the employment agreement,

•

the executive’s failure to satisfactorily perform his or her duties under the employment agreement, to follow the direction (consistent with duties) of our board of directors, the Chief Executive Officer or any other individual to whom she reports, or to follow the procedures, policies and rules of our Company or the Bank,

•	any willful act or omission by the executive which is, or is likely to be, injurious to our Company or the Bank or our Company’s or the Bank’s business reputation,
•	the executive’s material breach of a material written policy of our Company or the Bank;
•

dishonesty, fraud, malfeasance, negligence or misconduct by the executive, including the delay of information delivered to our board of directors, the Chief Executive Officer or any other individual to whom he or she reports, the incompleteness of reporting to our board of directors, the Chief Executive Officer or any other individual to whom he or she reports, or any effort to mislead or improperly influence our board of directors, the Chief Executive Officer or any other individual to whom he or she reports, or

•	the executive’s arrest, indictment for, or conviction of, or entry of a plea of guilty or no contest to, a felony or a crime involving moral turpitude;

provided, that we must provide notice to the executive of the “cause” event and the executive will have the right to cure such event within thirty (30) days.

Under the agreement, “good reason” means any of the following occurs:

•

an adverse change in the executive’s status or position as Chief Financial Officer or Chief Operating Officer, as applicable (including as a result of any material diminution of his or her duties or responsibilities or no longer reporting directly to the Chief Executive Officer);

•	the exercise by the Company of our right to terminate for reason other than cause or a change in the executive’s business location of more than thirty (30) miles;
•

a diminution by us in the executive’s (a) base salary; or (b) prior to and in connection with, or within two (2) years after, a change of control, the target annual bonus amount under any annual incentive plan in a manner inconsistent with other senior management employees; or

•	any action or inaction that constitutes a material breach of the employment agreement by us;

provided, that the executive must provide notice to the board of directors of the “good reason” event and the Company will have the right to cure such event within thirty (30) days.

Former Agreement with Allison Johnson

The agreement provided for the payment of base salary, annual incentive bonus, equity (long-term incentive plan) grants, reimbursement of expenses for club dues at a club approved by our board of directors, the use of an automobile and reimbursement for all costs and expenses related to operating the automobile or a vehicle allowance in an amount approved by our board or directors and other customary benefits. The agreement has an initial term of one (1) year and is subject to automatic renewals at the end of such initial term for successive one-year terms, unless either we or she gives written notice not to extend at least ninety (90) days before the end of the renewal term.

Ms. Johnson is entitled to receive severance payments if her employment terminates for certain reasons:

•

if her employment terminates due to death or disability, she or her estate is entitled to her base salary, accrued vacation and other benefits earned or payable but not yet paid, through the date of termination, and we have the option (but not the obligation) to pay a pro rata portion of her target annual incentive bonus for the period in which the termination occurred;

•

if she terminates her employment without good reason or if her employment is terminated for cause, she is entitled to her base salary, accrued vacation and other benefits earned or payable but not yet paid, through the date of termination;

•

if we terminate the her employment without cause or if she her employment for good reason not in connection with a change in control or within two (2) years after a change in control, she is entitled to (a) her base salary, accrued vacation and other benefits earned or payable but not yet paid, through the date of termination, (b) a payment equal to the amount of her base salary for the year in which the termination occurs, which amount can be paid in lump sum within sixty (60) days of the date of termination or, at our election, in eighteen equal monthly installments, and (c) a lump sum amount equal to the costs to obtain benefits equal in value to each life, health, accident or disability benefit to which she was entitled immediately before termination for eighteen (18) months after the date of termination; or

•

if, prior to and in connection with, or within two (2) years after, a change in control, we terminate her employment for any reason other than death, disability or cause or she terminates her employment for good reason, she is entitled to (a) her base salary, accrued vacation and other benefits earned or payable but not yet paid, through the date of termination, (b) an amount equal to 150% of her base salary for the year in which the termination occurs plus all bonus, profit sharing and other annual incentive payments made by us to her with respect to the most recent full year preceding the year in which the termination occurs, to be paid within sixty (60) days of the date of termination, and (c) a lump sum amount equal to the costs to obtain benefits in value to each life, health, accident or disability benefit to which she was entitled immediately before termination for eighteen (18) months after the date of termination, plus the option to have assigned to her any assignable insurance policy owned by us or relating specifically to her.

Under the terms of the agreement, the amount of these severance benefits would be reduced to the extent necessary so that the aggregate amount of benefits would not be subject to excise tax under Sections 280G and 4999 of the Code if and only if (x) such reduction produces a better net after-tax position than the total payment provided for herein and (y) there are no other amounts receivable by Ms. Johnson from us that may not be reduced such that the aggregate amount of benefits would not be subject to such excise tax.

The agreement provides that Ms. Johnson is subject to a non-competition and non-solicitation obligation for twelve (12) months following her termination of employment. Ms. Johnson is required to execute a release of claims.

The agreement also provides that Ms. Johnson will be entitled to indemnification to the extent permitted by law.

Under the agreement, “cause” means:

•	Ms. Johnson’s breach of the employment agreement,
•

Ms. Johnson’s failure to satisfactorily perform her duties under the employment agreement, to follow the direction (consistent with duties) of our board of directors, the Chief Executive Officer or any other individual to whom she reports, or to follow the procedures, policies and rules of our Company or the Bank,

•	any willful act or omission by Ms. Johnson which is, or is likely to be, injurious to our Company or the Bank or our Company’s or the Bank’s business reputation,
•	Ms. Johnson’s material breach of a material written policy of our Company or the Bank;
•

dishonesty, fraud, malfeasance, negligence or misconduct by Ms. Johnson, including the delay of information delivered to our board of directors, the Chief Executive Officer or any other individual to whom she reports, the incompleteness of reporting to our board of directors, the Chief Executive Officer or any other individual to whom she reports, or any effort to mislead or improperly influence our board of directors, the Chief Executive Officer or any other individual to whom she reports, or

•	Ms. Johnson’s arrest, indictment for, or conviction of, or entry of a plea of guilty or no contest to, a felony or a crime involving moral turpitude;

provided, that we must provide notice to Ms. Johnson of the “cause” event and she will have the right to cure such event within thirty (30) days.

Under the agreement, “good reason” means any of the following occurs:

•

an adverse change in Ms. Johnson’s status or position as Chief Financial Officer (including as a result of any material diminution of her duties or responsibilities or no longer reporting directly to the Chief Executive Officer);

•	the exercise by our Company of our right to terminate for reason other than cause or a change in Ms. Johnson’s business location of more than thirty (30) miles;
•

a diminution by us in Ms. Johnson’s (a) base salary; or (b) prior to and in connection with, or within two (2) years after, a change of control, the target annual bonus amount under any annual incentive plan in a manner inconsistent with other senior management employees; or

•	any action or inaction that constitutes a material breach of the employment agreement by us.

Former Agreement with Jerry D. Golemon

The agreement provided for the payment of base salary, annual incentive bonus, equity (long-term incentive plan) grants, reimbursement of expenses for club dues at a club approved by our board of directors, the use of an automobile and reimbursement for all costs and expenses related to operating the automobile or a vehicle allowance in an amount approved by our board or directors and other customary benefits. The agreement was subject to automatic renewals at the end of each renewal term for successive one-year terms, unless either we or the executive gives written notice not to extend at least ninety (90) days before the end of the renewal term.

The executive is entitled to receive severance payments if his employment terminates for certain reasons:

•

if the executive’s employment terminates due to death or disability, he or his estate is entitled to his base salary, accrued vacation and other benefits accrued or payable but not yet paid, through the date of termination, and we have the option (but not the obligation) to pay a pro rata portion of his target annual incentive bonus for the period in which the termination occurred;

•

if the executive terminates his employment without good reason or if his employment is terminated for cause, he is entitled to his base salary, accrued vacation and other benefits earned or payable but not yet paid, through the date of termination;

•

if we terminate the executive’s employment without cause or if the executive terminates his employment for good reason not in connection with a change in control or within two (2) years after a change in control, he is entitled to (a) his base salary, accrued vacation and other benefits earned or payable but not yet paid, through the date of termination, to be paid within six (6) days of the date of termination, (b) a payment equal to the amount of his base salary for the year in which the termination occurs, which amount can be paid in lump sum within thirty (30) days of the date of termination or, at our election, in twelve equal monthly installments, and (c) benefits equal in value to each life, health, accident or disability benefit to which he was entitled immediately before termination for twelve (12) months after the date of termination; or

•

if, prior to and in connection with, or within two (2) years after, a change in control, we terminate the executive’s employment for any reason other than death, disability or cause or the executive terminates his employment for good reason, he is entitled to (a) his base salary, accrued vacation and other benefits earned or payable but not yet paid, through the date of termination, to be paid within six (6) days of the date of termination, (b) an amount equal to his base salary for the year in which the termination occurs plus all bonus, profit sharing and other annual incentive payments made by us to him with respect to the most recent full year preceding the year in which the termination occurs, to be paid within thirty (30) days of the date of termination, and (c) benefits equal in value to each life, health, accident or disability benefit to which he was entitled immediately before termination for twelve (12) months after the date of termination, plus the option to have assigned to him any assignable insurance policy owned by us or relating specifically to him.

Under the terms of the agreement, the amount of these severance benefits would be reduced to the extent necessary so that the aggregate amount of benefits would not be subject to excise tax under Sections 280G and 4999 of the Code if and only if (x) such reduction produces a better net after-tax position than the total payment provided for herein and (y) there are no other amounts receivable by the executive from us that may not be reduced such that the aggregate amount of benefits would not be subject to such excise tax.

The agreement provided that the executive would be subject to a non-competition and non-solicitation obligation for twelve (12) months following his termination of employment. The executive is required to execute a release of claims.

The agreement also provided that the executive will be entitled to indemnification to the extent permitted by law.

Under the agreement, “cause” means:

•	the executive’s breach of the employment agreement,
•

the executive’s failure to satisfactorily perform his duties under the employment agreement, to follow the direction (consistent with duties) of our board of directors or any other individual to whom the executive reports, or to follow our procedures, policies and rules,

•	any willful act or omission by the executive which is, or is likely to be, injurious to us or our business reputation,
•

dishonesty, fraud, malfeasance, negligence or misconduct by the executive, including the delay of information delivered to our board of directors or any other individual to whom the executive reports, the incompleteness of reporting to our board of directors or any other individual to whom the executive reports, or any effort to mislead or improperly influence our board of directors or any other individual to whom the executive reports,

•	the executive’s arrest, indictment for, or conviction of, or entry of a plea of guilty or no contest to, a felony or a crime involving moral turpitude, or
•	the executive’s resignation or failure to perform services under the employment agreement;

provided, that we must provide notice to the executive of the “cause” event in the first four bullet points above and the executive will have the right to cure such event within thirty (30) days.

Under the agreements, “good reason” means any of the following occurs:

•	any material diminution of the executive’s authority, duties or responsibilities;
•	a change in the executive’s business location of more than thirty (30) miles;
•

a diminution by us in the executive’s (a) base salary; or (b) prior to and in connection with, or within two (2) years after, a change of control, the target annual bonus amount under any annual incentive plan in a manner inconsistent with other senior management employees; or

•	any action or inaction that constitutes a material breach of the employment agreement by us.

Award Agreements with Our Named Executive Officers

         The RSU agreements with our named executive officers under our stock incentive plans, as further described in the section titled “Stock Incentive Plans” below, provide that their outstanding RSU awards will fully vest upon the earlier of:  (i) the named executive officer’s disability, (ii) the named executive officer’s death, (iii) immediately prior to a change in control of the Company, (iv) the named executive officer terminating his status as a service provider for good reason, and (v) the Company terminating the named executive officer’s employment without cause.  The stock option award agreements with our named executive officers under our stock incentive plans, as further described in the section titled “Stock Incentive Plans” below, provide that any unvested stock options will terminate upon their cessation of services due to disability, death or any other reason, unless otherwise determined by the Compensation Committee.

Stock Incentive Plans

2008 Stock Plan

In 2008, we adopted the ST Financial Group, Inc. 2008 Stock Plan (the “2008 Stock Plan”) to provide incentive compensation opportunities that are competitive with those of similar companies in order to attract, retain and motivate eligible participants by providing for both the direct award or sale of shares and for the grant of options to purchase shares of our common stock. The 2008 Stock Plan was subsequently amended on May 17, 2012, May 23, 2013 and May 21, 2015 to increase the number of shares of common stock reserved for issuance to 1,750,000 (such amounts after giving effect to our 1-for-2 reverse stock split on March 16, 2017), and on January 19, 2017 to maintain compliance with applicable laws.

The maximum number of shares of our common stock that may be issued pursuant to grants or options under the 2008 Stock Plan is 1,750,000 shares. Shares covered by an award will be counted as used only to the extent that they are actually issued. In addition, shares attributable to the non-vested, unpaid, unexercised, unconverted or otherwise unsettled portion of any award that is forfeited or cancelled or expires or terminates for any reason without becoming vested, paid, exercised, converted or otherwise settled in full will again be available for grant of additional awards under the 2008 Stock Plan within the limits provided by the 2008 Stock Plan. As of December 31, 2021, options to purchase 576,325 shares of our common stock under the 2008 Stock Plan were outstanding. We do not intend to make any further grants of awards under the 2008 Stock Plan. Rather, further award grants will be made under our 2017 Stock Plan. A summary of the material terms of the 2008 Stock Plan are described below.

Plan Administration. The 2008 Stock Plan may be administered by our board of directors or one or more committees of our board of directors. The 2008 Stock Plan has historically been administered by our board of directors, but as of February 23, 2017, is now administered by our compensation committee. Our compensation committee has the authority to designate participants, determine the type and number of awards to be granted under the 2008 Stock Plan and determine the terms and conditions of any such award.

Eligibility. The 2008 Stock Plan permits the grant of stock options not described in Sections 422(b) or 423(b) of the Code and the direct award or sale of shares of common stock to our employees, officers, outside directors and consultants. The 2008 Stock Plan also permits the grant of incentive stock options to employees and officers.

Incentive Awards. The 2008 Stock Plan authorizes stock options and stock awards.

•

Stock Options. A stock option gives the grantee the right to purchase a certain number of shares of our common stock at a future date at a specified price per share generally equal to, but not less than, the fair market value of a share on the date of grant. The exercise price of each stock option granted under the 2008 Stock Plan will be determined by the compensation committee. The compensation committee may authorize the grant of either an incentive stock option (“ISO”) or a nonqualified stock option (“NQSO”) that does not constitute an incentive stock option. ISO benefits are taxed differently from NQSOs, as described under “Federal Income Tax Treatment of Awards under the 2008 Stock Plan” below. Stock options are subject to vesting requirements generally over a five-year period of continued service. Full payment for shares purchased on the exercise of any option must be made at the time of such exercise in a manner approved by our compensation committee.

•

Stock Awards. A stock award represents the right to purchase or receive shares of our common stock, typically a fixed number of shares. Our compensation committee specifies the price, if any, the participant must pay for such shares and the restrictions (which may include, for example, continued service and/or performance standards) imposed on such shares. Any right to purchase shares will automatically expire if not exercised within 30 days after the grant of the right was communicated to the participant.

Payment for Shares. The exercise price for stock options and the purchase price (if any) for stock awards may be paid in any of the following forms as determined by our board of directors or compensation committee and set forth in the award agreement: (a) cash, (b) existing shares of our common stock (unless this would cause us to recognize additional compensation expense with respect to the option for financial reporting purposes), (c) issuance of a full-recourse promissory note secured by a pledge of the shares purchased, (d) a broker-assisted cashless exercise, or (e) proceeds from a loan from a broker approved by us secured by a pledge of the shares purchased. Notwithstanding the foregoing, no such loans, notes or other exercise arrangements will be permitted to the extent that such arrangement is prohibited by applicable law, including but not limited to Section 13(k) of the Exchange Act.

Agreements. The terms of each grant or award of shares or stock options, including terms relating to vesting, are set forth in a stock option agreement or stock purchase agreement; provided that no stock option award will have a term that exceeds 10 years from the date of grant or an exercise price of less than 100% of the fair market value of a share of our common stock on the date of grant.

Regulatory Requirements. If our capital falls below minimum regulatory requirements, if directed by federal or state regulators, we may require the option or award holder to exercise (to the extent then exercisable) or forfeit the option or award within such time period as required by the regulators.

Transfer Restrictions. Any shares granted or issued upon exercise of an option are subject to special forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the board of directors may determine at the time of grant. Stock options are generally only transferable by beneficiary designation, gift to an immediate family member, a will or other laws of descent and distribution. Stock awards are not transferable.

Termination of Employment. Unless the board of directors provides otherwise in an agreement, upon a termination of a participant’s employment, such participant’s stock options or unvested grant of shares will generally cease to be exercisable and will terminate on the date of such termination.

Change in Control. Unless the board of directors provides otherwise in a stock option agreement, upon a “change in control” (as defined in the 2008 Stock Plan) in which there is an acquiring or surviving entity, all options to the extent not previously terminated or vested will be accelerated and fully exercisable if the stock options do not remain outstanding, the options are not assumed by the surviving corporation or its parent, and the surviving corporation or its parent does not substitute options with substantially the same terms.

Right of Repurchase. We generally have a right to repurchase the shares of stock issued upon the exercise of any stock option granted under the 2008 Stock Plan from the holder upon the termination of the holder’s employment. We do not intend to exercise this right.

Amendment and Termination. Our board of directors may, in its discretion, amend or alter the terms of the 2008 Stock Plan at any time, provided that our shareholders must approve any amendment if the amendment increases the number of shares available for issuance under the 2008 Stock Plan, materially changes the class of persons who are eligible for the grant of ISOs or shareholder approval is required under applicable law or regulation. Shareholder approval will not be required for any other amendment to the 2008 Stock Plan. Our board of directors may modify the terms and conditions of any outstanding options; provided, that no amendment may impair the option holder’s rights or increase the option holder’s obligations under such options without the consent of the option holder. Additionally, except in connection with a corporate transaction involving our Company (including stock dividend, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation or similar corporate transaction), the terms of outstanding options may not be amended to reduce the exercise price or cancel outstanding options in exchange for cash, other awards of shares of options or options with an exercise price that is less than the exercise price of the original options without stockholder approval. The 2008 Stock Plan will automatically terminate on May 21, 2025, which is 10 years after the most recent increase in the number of shares reserved under the 2008 Stock Plan that was approved by our shareholders in May 2015.

Federal Income Tax Treatment of Awards under the 2008 Stock Plan. Federal income tax consequences (subject to change) relating to awards under the 2008 Stock Plan are summarized in the following discussion. This summary is not intended to be exhaustive and, among other considerations, does not describe the deferred compensation provisions of Section 409A of the Code to the extent an award is subject to and does not satisfy those rules, nor does it describe state, local, or international tax consequences.

For NQSOs, we generally are entitled to deduct (and the optionee recognizes taxable income in) an amount equal to the difference between the option exercise price and the fair market value of the shares at the time of exercise. For ISOs, we are generally not entitled to a deduction, nor does the participant recognize income at the time of exercise. The current federal income tax consequences of other awards authorized under the 2008 Stock Plan generally follow certain basic patterns: nontransferable stock awards subject to a substantial risk of forfeiture results in income recognition equal to the excess of the fair market value over the price paid (if any) only at the time the restrictions lapse (unless the recipient elects to accelerate recognition as of the date of grant); bonuses and performance share awards are generally subject to tax at the time of payment. We will generally have a corresponding deduction at the time the participant recognizes income. However, as for those awards subject to ISO treatment, we would generally have no corresponding compensation deduction.

If an award is accelerated under the 2008 Stock Plan in connection with a change in control (as this term is used under the Code), we may not be permitted to deduct the portion of the compensation attributable to the acceleration (“parachute payments”) if it exceeds certain threshold limits under the Code (and certain related excise taxes may be triggered).

2017 Stock Incentive Plan

On January 19, 2017, our board of directors approved the adoption of the 2017 Stock Incentive Plan (the “2017 Stock Plan”) and recommended to the shareholders that the 2017 Stock Plan be approved. Our shareholders approved the 2017 Stock Plan on February 23, 2017.

The purpose of the 2017 Stock Plan is to attract and retain officers, employees, directors and other service providers by providing them with additional incentives, and to promote the long-term growth and profitability of our Company. The maximum number of shares of common stock that may be issued pursuant to awards under the 2017 Stock Plan equals 1,000,000 (after giving effect to our 1-for-2 reverse stock split on March 16, 2017), all of which may be subject to incentive stock option treatment. The total number of shares that may be issued for awards to any single participant during a calendar year is 250,000 (after giving effect to our 1-for-2 reverse stock split on March 16, 2017). Shares covered by an award will be counted as used only to the extent that they are actually issued. In addition, shares attributable to the non-vested, unpaid, unexercised, unconverted or otherwise unsettled portion of any award that is forfeited or cancelled or expires or terminates for any reason without becoming vested, paid, exercised, converted or otherwise settled in full will again be available for grant of additional awards under the 2017 Stock Plan within the limits provided by the 2017 Stock Plan. As of December 31, 2021, options to purchase 187,645 shares of our common stock under the 2017 Stock Plan were outstanding and our Company had 112,547 available shares for future option grants under the 2017 Stock Plan. See “Outstanding Equity Awards at 2021 Fiscal Year-End” above. A summary of the material terms of the 2017 Stock Plan is described below.

 Administration. Our board of directors or one or more committees appointed by our board of directors will administer the 2017 Stock Plan. Our board of directors may delegate some or all of its authority with respect to the 2017 Stock Plan to a committee of directors and may delegate certain limited award grant authority to one or more officers of our Company. The appropriate acting body, be it our board of directors, a committee within its delegated authority or an officer within his or her delegated authority, is referred to in this summary as the “Administrator.” The Administrator determines which employees, directors and other individuals shall receive grants of awards, the number of shares that are subject to awards and the terms and conditions of such awards, including the price (if any) to be paid for the shares or the award. Along with other authority granted to the Administrator under the 2017 Stock Plan, the Administrator may (a) determine fair market value, (b) select recipients of awards, (c) determine the number of shares subject to awards, (d) determine the terms and conditions of awards, and (e) amend outstanding awards.

Eligibility. Persons eligible to receive awards under the 2017 Stock Plan include our officers, employees, directors and other service providers. The Administrator determines from time to time the participants to whom awards will be granted.

Adjustments or Changes in Capitalization. In the event of any change in the outstanding shares of common stock by reason of a stock dividend, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation or similar corporate transaction, the Administrator will provide for a substitution for or an adjustment in the (a) number and class of securities subject to outstanding awards, (b) the consideration to be received upon exercise or vesting of an award, (c) the exercise price of options, (d) the aggregate number and class of securities for which awards may be granted under the 2017 Stock Plan, and/or (e) the maximum number of securities with respect to which an employee may be granted awards during any calendar year.

Performance Goals. The performance goals for awards intended to qualify as “performance-based compensation” will be based on measurable and attainable financial targets selected by our Administrator from the following list with respect to our Company: growth in interest income and expense; net income; net interest margin; efficiency ratio; reduction in nonaccrual loans and non-interest expense; growth in non-interest income and ratios to earnings assets; net revenue growth and ratio to earning assets; capital ratios; asset or liability interest rate sensitivity and gap; effective tax rate; deposit growth and composition; liquidity management; securities portfolio (value, yield, spread, maturity, or duration); earning asset growth and composition (loans, securities); non-interest income (e.g., fees, premiums and commissions, loans, wealth management, treasury management, insurance, funds management); overhead ratios, productivity ratios; credit quality measures; return on assets; return on equity; economic value of equity; compliance and regulatory ratings; internal controls; enterprise risk measures (e.g., interest rate, loan concentrations, portfolio composition, credit quality, operational measures, compliance ratings, balance sheet, liquidity, insurance); volume in production or loans; cash flow; cost; revenues; sales; ratio of debt to debt plus equity; net borrowing, credit quality or debt ratings; profit before tax; economic profit; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; gross margin; profit margin; earnings per share; operating earnings; capital expenditures; expenses or expense levels; economic value added; ratio of operating earnings to capital spending or any other operating ratios; free cash flow; net profit; net sales; net asset value per share; the accomplishment of mergers, acquisitions, dispositions, securities offerings or similar extraordinary business transactions; sales growth; price of our common stock; return on investment; return on assets, equity or shareholders’ equity; market share; inventory levels, inventory turn or shrinkage; customer satisfaction; or total return to shareholders. The Administrator may provide in any award intended to qualify as performance-based compensation under Section 162(m) of the Code that any evaluation of performance may include or exclude the impact, if any, on reported financial results of any of the following events that occurs during a performance period: (a) asset write-downs, (b) litigation or claim judgments or settlements, (c) changes in tax laws, accounting principles or other laws or provisions, (d) reorganization or restructuring programs, (e) acquisitions and divestitures, (f) foreign exchange gains or losses, or (g) gains and losses that are treated as unusual in nature or that occur infrequently under ASC Topic 225. Performance goals may be absolute in their terms or measured against or in relationship to other companies. Performance goals may be particular to an award recipient or the department, branch, affiliate or division in which the award recipient works, or may be based on the performance of our Company, one or more affiliates or our Company and one or more affiliates, and may cover such period(s) as the Administrator may specify.

The performance goals will be established by our Administrator.

Incentive Awards. The 2017 Stock Plan authorizes stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and performance-based awards. The 2017 Stock Plan retains the flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Certain awards may be paid or settled in cash. An option or stock appreciation right will expire, or other award will vest, in accordance with the schedule set forth in the applicable award agreement.

Stock Options. A stock option is the right to purchase shares of common stock at a future date at a specified price per share generally equal to, but no less than, the fair market value of a share on the date of grant. An option may either be an ISO or a NQSO. ISO benefits are taxed differently from NQSOs, as described under “Federal Income Tax Treatment of Awards under the 2017 Stock Plan” below. ISOs also are subject to more restrictive terms and are limited in amount by the Code and the 2017 Stock Plan. The exercise price for each option granted is determined in accordance with the method as defined in the 2017 Stock Plan, except that the option exercise price may not be less than 100% of the fair market value of a share of our common stock on the date of grant (110% in the case of ISOs granted to an employee who owns stock representing more than 10% of the voting power of our capital stock). All options granted under the 2017 Stock Plan will expire no later than 10 years from the date of grant (5 years in the case of ISOs granted to an employee who owns stock representing more than 10% of the voting power of our capital stock). The method of exercising an option granted under the 2017 Stock Plan will be set forth in the 2017 Stock Plan and the stock option agreement for that particular option. Full payment for shares purchased on the exercise of any option must be made at the time of such exercise in a manner approved by the Administrator.

Stock Appreciation Rights. Stock appreciation rights permit the holder to receive the appreciation in the value of our common stock directly from us in cash or shares of our common stock. The Administrator determines the number of covered shares, the exercise price, the vesting schedule for stock appreciation rights, and whether the stock appreciation rights will be settled in cash or stock. Upon exercise of vested stock appreciation rights, the holder will receive, as determined by the Administrator, either (a) cash in an amount equal to the difference between the fair market value of our common stock at the date of exercise and the exercise price of the stock appreciation right, multiplied by the number of shares with respect to which the stock appreciation rights are exercised or (b) a number of shares of our common stock equal to such amount of cash divided by fair market value of our common stock on the date of exercise. The exercise price for each stock appreciation right granted will not be less than the fair market value of a share of our common stock on the date of grant.

Restricted Stock. A grant of shares of restricted stock represents shares of our common stock that are subject to restrictions on disposition and the obligation of the grantee to forfeit and surrender the shares under certain circumstances (forfeiture restrictions). A restricted stock award is typically for a fixed number of shares of common stock subject to restrictions. The Administrator specifies the price, if any, the participant must pay for such shares and the restrictions (which may include, for example, continued service and/or performance standards) imposed on such shares. Except for these restrictions and any others imposed by the Administrator, upon the grant of restricted stock the recipient will have rights of a shareholder with respect to the restricted stock, including the right to vote the restricted stock and to receive all dividends and other distributions paid or made with respect to the restricted stock.

Dividend Equivalent Rights. Dividend equivalent rights entitle the holder to receive payments from our Company in an amount determined by reference to any cash dividends paid on a specified number of shares of our common stock during the period the rights are effective. Payment may be made in cash or shares of our common stock. To the extent a dividend equivalent right is granted in connection with another award that is subject to vesting conditions, such dividend equivalent right generally will vest and be eligible for payment on the same terms and conditions that apply to the vesting of the underlying award.

Performance Awards. The payment of the value of a performance award is conditioned upon the achievement of performance goals set by the compensation committee at the time of granting the performance award and may be paid in cash, shares of our common stock or a combination thereof.

Restricted Stock Units. Restricted stock units are not shares of our common stock and do not entitle the recipients to the rights of a shareholder, but rather entitle the holder upon their settlement to the value of one share of our common stock. Restricted stock units granted under the 2017 Stock Plan may or may not be subject to performance conditions. Restricted stock units will be settled in shares of our common stock or cash in an amount based on the fair market value of our common stock on the settlement date.

Transfer Restrictions. Subject to certain exceptions, awards under the 2017 Stock Plan are not transferable by the recipient and are generally exercisable, during the recipient’s lifetime, only by him or her.

Termination of or Changes to the 2017 Plan. Our board of directors may amend or terminate the 2017 Stock Plan at any time, except that no amendment will be effective without shareholder approval if such approval is required by applicable law or regulation, and no amendment or termination may impair the rights of any holder of outstanding awards without his or her consent. Additionally, no award may be amended or otherwise subject to any action that would be treated, for accounting purposes, as a “repricing” of such award without shareholder approval.

Change in Control. Vesting of awards may be accelerated in the event of certain change in control situations.

Federal Income Tax Treatment of Awards under the 2017 Stock Plan. Federal income tax consequences relating to awards under the 2017 Stock Plan are summarized in the following discussion. This summary is not intended to be exhaustive and, among other considerations, does not describe the deferred compensation provisions of Section 409A of the Code to the extent an award is subject to and does not satisfy those rules, nor does it describe state, local or international tax consequences.

For NQSOs, we are generally entitled to deduct (and the optionee recognizes taxable income in) an amount equal to the difference between the option exercise price and the fair market value of the shares at the time of exercise. For ISOs, we are generally not entitled to a deduction nor does the optionee recognize income at the time of exercise. The current federal income tax consequences of other awards authorized under the 2017 Stock Plan generally follow certain basic patterns: stock appreciation rights are taxed and deductible in substantially the same manner as NQSOs; nontransferable restricted stock subject to a substantial risk of forfeiture results in income recognition equal to the excess of the fair market value over the price paid (if any) only at the time the restrictions lapse (unless the recipient elects to accelerate recognition as of the date of grant); bonuses and performance share awards are generally subject to tax at the time of payment; cash-based awards are generally subject to tax at the time of payment; and compensation otherwise effectively deferred is taxed when paid. We will generally have a corresponding deduction at the time the participant recognizes income. However, as for those awards subject to ISO treatment, we would generally have no corresponding compensation deduction.

Tax Reform

H.R.1, originally known as the Tax Cuts and Jobs Act, was enacted on December 22, 2017 (the “Tax Reform”). Prior to the Tax Reform, Section 162(m) of the Code generally limited to $1 million the U.S. federal income tax deductibility of compensation paid in one year to a company’s Chief Executive Officer or any of its three next-highest-paid employees (other than its Chief Financial Officer). Performance-based compensation is not subject to this limit on deductibility so long as such compensation meets certain requirements, including stockholder approval of material terms. The Tax Reform includes a major overhaul to Section 162(m), which took effect for tax years beginning after December 31, 2017. Under the Tax Reform, all new grants of executive compensation will be subject to the $1 million limit on deductibility, including performance based and non-performance based compensation. The Tax Reform contains a grandfathering provision that provides that any compensation pursuant to a written binding contract that was in effect on November 2, 2017 and was not materially modified after that date is not subject to this change to the exception to the $1 million limit on deductibility.

Director Compensation

We currently pay our directors, other than those directors who are employed by the Bank or us, based on the directors’ participation in board and committee meetings, and the Bank currently pays its directors in the same manner. Directors who are also employed by the Bank or us do not receive director remuneration for serving as a director of the Bank or us, but are compensated in their capacity as employees. Our director compensation program is designed in recognition of the time commitment and preparations required for directors to fulfill their responsibilities and to assist in recruiting high-caliber directors. Our director fees are as follows:

Annual retainer fee	$16,000 (paid $4,000 per quarter)
Annual committee chair retainer	$4,000 (paid $1,000 per quarter)
Meeting fees	$1,000 for each board of directors meeting and $500 for each committee meeting

In addition, our compensation committee may, in its discretion, award the directors an annual equity award. Our compensation committee granted each non-employee director serving as of January 21, 2021 restricted stock units of 1,500 shares of our common stock, which will vest in five equal-annual installments on each of the first five anniversaries of the April 1, 2021 grant date.

The following table sets forth the compensation earned, awarded or paid during 2021 to each director who served on our board of directors in 2021, other than Messrs. Bass and McGuire, whose compensation is described in the “Summary Compensation Table” above. The table also includes compensation earned by each director that is attributable to his service as a director of the Bank.

	Fees Earned	Stock	Option	All Other
	or Paid in	Awards	Awards	Compensation
Name	Cash ($)	($)	($)	($)	Total ($)
Robert S. Beall	49,500	34,350	-	-	83,850
Nelda Luce Blair	38,000	34,350	-	-	72,350
Allen C. Jones, IV	26,500	34,350	-	-	60,850
Thomas Jones, Jr.	39,500	34,350	-	-	73,850
Steven Gregory Kidd	39,000	34,350	-	-	73,350
Leo T. Metcalf, III	72,000	34,350	-	-	106,350
Steven M. Morris	81,500	34,350	-	-	115,850
William K. Nix	43,000	34,350	-	-	77,350
Akash J. Patel	42,500	34,350	-	-	76,850
H.D. Patel	38,000	34,350	-	-	72,350
Thomas C. Sooy	75,500	34,350	-	-	109,850

(1)

Assumptions used in the calculation of the amounts in this column is included in Note 15 to our audited consolidated financial statements included in this Annual Report on Form 10-K. The amounts represent the aggregate grant date fair values of equity awards granted pursuant to our 2017 Stock Plan and 2008 Stock Plan during the applicable year, computed in accordance with ASC 718.

(2)

During 2021, each non-employee director who served on our board of directors as of January 21, 2021 was awarded restricted stock units to purchase 1,500 shares of our common stock under our 2017 Stock Plan. The aggregate number of restricted stock units held by our existing non-employee directors as of December 31, 2021 is as follows:

Name	No. of Stock Awards
Robert S. Beall	1,500
Nelda Luce Blair	1,500
Allen C. Jones, IV	1,500
Thomas Jones, Jr.	1,500
Steven Gregory Kidd	1,500
Leo T. Metcalf, III	1,500
Steven M. Morris	1,500
William K. Nix	1,500
Akash J. Patel	1,500
H.D. Patel	1,500
Thomas C. Sooy	1,500

(3)	Mr. Nix served as Vice Chairman of the Bank from November 2018 to November 2020.

All non-employee directors have been and will continue to be reimbursed for their reasonable out-of-pocket travel expenses incurred in attending meetings of our board of directors or any committees of the board of directors. Directors are also entitled to the protection provided by the indemnification provisions in our Certificate of Formation and Bylaws, as well as the articles of incorporation and bylaws of the Bank.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 28, 2022 subject to certain assumptions set forth in the footnotes, for:

•	each shareholder, or group of affiliated shareholders, who we know beneficially owns more than five percent of the outstanding shares of our common stock;
•	each of our directors;

•	each of our named executive officers; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with rules of the SEC and generally includes any shares over which a person exercises sole or shared voting and/or investment power. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding the options or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as otherwise indicated, we believe the beneficial owners of our common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the number of shares listed opposite their names.

The number of shares and percentages of beneficial ownership set forth below are based on 17,455,887 shares of our common stock outstanding on February 28, 2022.

Unless otherwise indicated, the address of each of the individuals named in the table below under “Named Executive Officers and Directors” is c/o Spirit of Texas Bancshares, Inc., 1836 Spirit of Texas Way, Conroe, Texas 77301.

	Number of
	Shares	Percentage
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Named Executive Officers and Directors:
Dean O. Bass	264,755	1.52%
David M. McGuire	289,569	1.65%
Jerry D. Golemon	59,123	*
Allison S. Johnson	9,214	*
Robert S. Beall	313,534	1.79%
Nelda Luce Blair	7,108	*
Allen C. Jones, IV	166,474	*
Thomas Jones, Jr.	52,391	*
Steven Gregory Kidd	1,851,888	10.61%
Leo T. Metcalf, III	208,474	1.19%
Steven M. Morris	160,891	*
William K. Nix	730,679	4.19%
Akash J. Patel	209,692	1.20%
HD Patel	71,891	*
Thomas C. Sooy	50,097	*
All Exec Officers and Directors	4,445,780	25.01%
Other 5% Shareholders
Blackrock	947,430	5.50%

*	Represents beneficial ownership of less than 1% of outstanding shares of common stock.
(1)	Based on 17,455,887 shares of our common stock outstanding as of February 28, 2022.
(2)	This number includes 264,755 shares owned directly by Mr. Bass and his spouse jointly. 196,992 shares have been pledged to secure loans from third party lending institutions.
(3)

This number includes 154,570 shares owned directly by Mr. McGuire, 4,999 shares held by Mr. McGuire for the benefit of his children, and options to purchase 130,000 shares of common stock that are currently exercisable or will become exercisable within 60 days. 136,913 shares have been pledged to secure loans from a third party lending institution.

(4)	This number includes 14,123 shares owned directly by Mr. Golemon and options to purchase 45,000 shares of common stock that are currently exercisable or will become exercisable within 60 days.
(5)	This number includes 9,214 shares owned directly by Ms. Johnson.
(6)

This number includes 188,952 shares owned directly by Mr. Beall, 102,832 shares held by irrevocable trusts of which Mr. Beall is the trustee, and options to purchase 21,750 shares of common stock that are currently exercisable or will become exercisable within 60 days. This number does not include 3,660 shares held by two irrevocable trusts established for the benefit of Mr. Beall’s children, with respect to which Mr. Beall is not the trustee and does not control the voting or investment decisions of the trustee. Mr. Beall disclaims beneficial ownership of the 3,660 shares held by these trusts.

(7)	This number includes 7,108 shares owned directly by Ms. Blair.
(8)	This number includes 166,474 shares owned directly by Mr. Allen C. Jones.
(9)	This number includes 28,141 shares owned directly by Mr. Thomas Jones and options to purchase 24,250 shares of common stock that are currently exercisable or will become exercisable within 60 days.
(10)	This number includes 516,578 shares owned directly by Mr. Kidd, and 1,335,310 shares held by trusts of which Mr. Kidd is the trustee.
(11)

This number includes 57,189 shares owned directly by Mr. Metcalf, 52,000 shares held by Mr. Metcalf’s IRA, 28,809 shares held by Mr. Metcalf’s spouse. This number also includes 70,476 shares held by a family limited partnership that is owned by Mr. Metcalf’s spouse and three adult children. Any decisions to vote or dispose of the shares must be made by at least two of the four partners in the family limited partnership. Mr. Metcalf disclaims beneficial ownership over the shares held by his spouse and the family limited partnership.

(12)

This number includes 107,000 shares owned directly by Mr. Morris and his spouse jointly, 34,641 shares of common stock owned directly by Mr. Morris, and options to purchase 19,250 shares of common stock that are currently exercisable or will become exercisable within 60 days.

(13)	This number includes 639,725 shares owned directly by Mr. Nix, and 90,954 shares held by trusts of which Mr. Nix is one of the co-trustees.
(14)	This number includes 185,442 shares owned directly by Mr. Akash J. Patel and options to purchase 24,250 shares of common stock that are currently exercisable or will become exercisable within 60 days.
(15)

This number includes 18,891 shares owned directly by Mr. H. D. Patel, 50,000 shares owned by a family limited partnership that Dr. H. D. Patel controls and options to purchase 3,000 shares of common stock that are currently exercisable or will become exercisable within 60 days.

(16)   This number includes 26,767 shares owned directly by Mr. Sooy, 15,330 shares held by Mr. Sooy’s IRA, and options to purchase 8,000 shares of common stock that are currently exercisable or will become exercisable within 60 days.

(17)   Based solely on information provided in a Schedule 13G/A jointly filed with the SEC on February 3, 2022, BlackRock, Inc. reports sole voting and dispositive power with respect to 930,748 and 947,430 shares of common stock, respectively. The address of the reporting person is 55 East 52nd Street, New York, New York 10055.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

General

Some of our officers, directors and principal shareholders and their affiliates are customers of the Bank. Such officers, directors and principal shareholders and their affiliates have had transactions in the ordinary course of business with the Bank, including borrowings, all of which were effected on substantially the same terms and conditions, including interest rate and collateral, as those prevailing from time to time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or other unfavorable features. We expect to continue to have such transactions on similar terms and conditions with such officers, directors and shareholders and their affiliates in the future.

In addition to the above-described relationships and the director and executive officer compensation arrangements discussed in “Executive Compensation and Other Matters,” the following is a description of transactions since January 1, 2021, including currently proposed transactions to which we have been or are to be a party in which the amount involved exceeded or will exceed $120,000, and in which a related party had or will have a direct or indirect material interest. A “related party” is any of our directors, executive officers or beneficial holders of more than five percent of our capital stock, or their immediate family members or entities owned or controlled by them.

Loans

The Bank has made in the past and, assuming continued satisfaction of generally applicable credit standards, expects to continue to make loans to directors, executive officers and their associates (i.e., corporations or organizations for which they serve as officers or directors or in which they have beneficial ownership interests of ten percent or more). These loans have all been made in the ordinary course of the Bank’s business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with us and do not involve more than the normal risk of collectability or present other unfavorable features.

Other Relationships

We currently lease our branch location (Colleyville Banking Center) at 5712 Colleyville Boulevard, Colleyville, Texas, pursuant to a lease from Beall Legacy Partners L.P., an entity controlled by Robert S. Beall, one of our directors, and his children. The amount incurred by us under the lease for the year ended December 31, 2021 was approximately $157,008. We believe the amounts paid and the terms of the lease are reasonable, customary and market.

Kevin Bass, the son of Dean O. Bass, our Chairman and Chief Executive Officer, is an employee and officer of the Bank. Total compensation, including restricted stock units, that we paid to Kevin Bass was approximately $253,100 in 2021, which included reimbursement for club dues, chamber of commerce fees and mobile phone and 401(k) match totaling $7,658 for 2021.

Will Metcalf, the son of Leo T. Metcalf, III, one of our directors, is an employee and officer of the Bank. Total compensation including the fair value of restricted stock units, that we paid to Will Metcalf was approximately $149,557 in 2021, which included reimbursement for club dues and mobile phone and 401(k) match totaling $5,573 for 2021.

Review and Approval of Transactions with Related Persons

Transactions by us with related parties are subject to a formal written policy, as well as regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by the Bank with its affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by the Bank to its executive officers, directors and principal shareholders). We have adopted policies to comply with these regulatory requirements and restrictions.

Our related party transaction policy complies with all applicable requirements of the SEC and NASDAQ concerning related party transactions. Related party transactions will be referred for approval or ratification to our audit committee. This review will cover any transaction in which we were or are to be a participant, the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest. In determining whether to approve a related party transaction, our audit committee will consider, among other factors, the fairness of the proposed transaction, the direct or indirect nature of the related party’s interest in the transaction, the materiality of the transaction to the related party, the customary (or non-customary) nature of the terms of the transaction, the appearance of an improper conflict of interests for any related party, taking into account the size of the transaction and the financial position of the related party, whether the transaction would impair an outside director’s independence, the acceptability of the transaction to our regulators and the potential violations of other corporate policies.

Since January 1, 2021, there have been no transactions that were required to be reported in this section where the related party policy and procedures did not require review, approval or ratification or where the policy and procedures were not followed.

Director Independence

Under NASDAQ rules, a majority of our board of directors must be comprised of “independent directors” as defined by the NASDAQ rules. The NASDAQ rules, as well as those of the SEC, also impose several other requirements with respect to the independence of our directors. Furthermore, we have determined that the following commercial relationships will not be considered to be a material relationship that would impair a director’s independence: lending relationships, deposit relationships or other banking relationships (such as depository, transfer, registrar, indenture trustee, trusts and estates, private banking, investment management, custodial, securities brokerage, cash management and similar services) between our Company and the Bank, on the one hand, and the director, an immediate family member of the director or a company with which the director or such director’s immediate family member is affiliated by reason of being a director, employee, consultant, executive officer, general partner or an equity holder thereof, on the other, provided that: (a) such relationships are in the ordinary course of our Company or the Bank’s business, are on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated persons and any such loan did not involve more than the normal risk of collectability or present other unfavorable features; and (b) any such loan has been made in compliance with applicable law, including Regulation O of the Board of Governors of the Federal Reserve Board (the “Federal Reserve”), the Sarbanes-Oxley Act of 2002 and Section 13(k) of the Securities Exchange Act of 1934 (the “Exchange Act”).

Our board of directors has undertaken a review of the independence of each director and director nominee based upon the NASDAQ rules and our corporate governance documents. Applying these standards, our board of directors has affirmatively determined that each of Akash J. Patel, H. D. Patel, Thomas C. Sooy, Robert S. Beall, Steven M. Morris, Thomas Jones, Jr., Leo T. Metcalf, III, Allen C. Jones, IV and Nelda Luce Blair qualifies as an independent director under applicable rules. Messrs. Bass and McGuire do not meet these independence standards because they are executive officers and employees, and Mr. Nix does not meet these independence standards because he was an employee within the past three years. Further, our board of directors has determined that Mr. Kidd is not independent as a result of his ownership interest in the Company. In making these determinations, our board of directors considered the current and prior relationships that each director has with the Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director, and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”

There were no material transactions or relationships between us and any of our independent directors during 2021 and from year-end 2021 until the date of this Annual Report on Form 10-K. In making its determination that our non-employee directors are independent, in addition to the transactions described in the section titled “Certain Relationships and Related Party Transactions,” our board of directors also considered the following: Thomas Jones, Jr.’s firm, McConnell & Jones LLP, provided tax services to David McGuire for his personal federal tax return. For 2021, the amount Mr. McGuire paid to Mr. Jones’ firm for the tax services was de minimus.

Our board of directors felt that neither of these transactions affected any director’s independence because none of the independent directors had a direct or indirect material interest in these transactions.

Item 14. Principal Accounting Fees and Services.

Audit Committee Pre-Approval Policies and Procedures

The audit committee selects and oversees our independent auditor. In addition, it is required to pre-approve the audit and non-audit services performed by our independent auditor to ensure that such services do not impair the auditor’s independence. Federal securities regulations specify the types of non-audit services that an independent auditor may not provide to us and establish the audit committee’s responsibility for administration of the engagement of our independent auditors. During 2021, the audit committee pre-approved all services provided to us by our independent auditor.

Fees Billed by Independent Registered Public Accounting Firm

The audit committee has reviewed the following audit and non-audit fees billed to the Company by BDO USA, LLP for 2021 and 2020 for purposes of considering whether such fees are compatible with maintaining the auditor’s independence, and concluded that such fees did not impair BDO USA, LLP’s independence. The policy of the audit committee is to pre-approve all audit and non-audit services performed by BDO USA, LLP before the services are performed, including all of the services described under “Audit Fees” and “Audit-Related Fees,” “Tax Fees” and “All Other Fees” below. The audit committee has pre-approved all of the services provided by BDO USA, LLP.

	2021	2020
Audit Fees (1)	$519,500	$416,200
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total Fees	$519,500	$416,200

(1)

Audit fees consist of the aggregate fees billed for professional services rendered for (i) the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, and audit of our internal controls over financial reporting as required by the FDICIA, (ii) services that are normally provided in connection with statutory and regulatory filings or engagements for those years, and (iii) accounting consultations.

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

2.1

Agreement and Plan of Reorganization, dated as of July 19, 2018, by and among Spirit of Texas Bancshares, Inc. and Comanche National Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2018 (File No. 001-38484)) (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request).

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

2.5

Agreement and Plan of Merger, dated as of November 18, 2021, by and between Simmons First National Corporation and Spirit of Texas Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021 (File No. 001-38484)) (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request).

3.1

Second Amended and Restated Certificate of Formation of Spirit of Texas Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (Registration No. 333-224172) filed April 6, 2018).

3.2

Second Amended and Restated Bylaws of Spirit of Texas Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2022 (File No. 001-38484)).

3.3

Certificate of Amendment to the Second Amended and Restated Certificate of Formation of Spirit of Texas Bancshares, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of Spirit of Texas Bancshares, Inc. (File No. 333-224172) filed on April 6, 2018).

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

10.1†

Executive Employment Agreement, dated February 25, 2021, by and between Spirit of Texas Bancshares, Inc. and Dean O. Bass (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2021 (File No. 001-38484)).

10.2†

Executive Employment Agreement, dated February 25, 2021, by and between Spirit of Texas Bancshares, Inc. and David M. McGuire (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2021 (File No. 001-38484)).).

10.3†

Executive Employment Agreement, dated February 22, 2021, by and between Spirit of Texas Bancshares, Inc. and Allison S. Johnson (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 4, 2022 (File No. 001-38484)).

10.4†

Executive Employment Agreement, dated June 10, 2021, by and between Spirit of Texas Bancshares, Inc. and Jerry D. Golemon (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 4, 2022 (File No. 001-38484)).

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

10.17

Form of Employee Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2019) (File No. 001-38484).

10.18

Registration Rights Agreement, dated as of July 24, 2019, by and between Spirit of Texas Bancshares, Inc. and Kidd Partners, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2019 (File No. 001-38484)).

10.19

Underwriting Agreement, dated July 25, 2019, by and between Spirit of Texas Bancshares, Inc., Spirit of Texas Bank, SSB, and Stephens Inc. and Keefe, Bruyette & Woods, Inc. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2019 (File No. 001-38484)).

10.20

Form of Subordinated Note Purchase Agreement, dated as of July 24, 2020, by and between Spirit of Texas Bancshares, Inc. and each of the Purchasers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2020 (File No. 001-38484)) (certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however the Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules so furnished).

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

Spirit of Texas Bancshares, Inc.

Date: March 7, 2022	By:	/s/ Dean O. Bass
Dean O. Bass
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2022	By:	/s/ Allison S. Johnson
Allison S. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dean O. Bass	Chairman and Chief Executive Officer (Principal Executive Officer)	March 7, 2022
Dean O. Bass

/s/ David M. McGuire	President and Director	March 7, 2022
David M. McGuire

/s/ Allison S. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2022
Allison S. Johnson
/s/ Edward Poole	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2022
Edward Poole

/s/ Robert S. Beall	Director	March 7, 2022
Robert S. Beall

/s/ Nelda Luce Blair	Director	March 7, 2022
Nelda Luce Blair

/s/ Thomas Jones, Jr.	Director	March 7, 2022
Thomas Jones, Jr.

/s/ Allen C. Jones, IV	Director	March 7, 2022
Allen C. Jones, IV

/s/ Steven Gregory Kidd	Director	March 7, 2022
Steven Gregory Kidd

/s/ Steven M. Morris	Director	March 7, 2022
Steven M. Morris

/s/ Leo T. Metcalf, III	Director	March 7, 2022
Leo T. Metcalf, III

/s/ William K. Nix	Director	March 7, 2022
William K. Nix

/s/ Akash J. Patel	Director	March 7, 2022
Akash J. Patel

/s/ H. D. Patel	Director	March 7, 2022
H. D. Patel

/s/ Thomas C. Sooy	Director	March 7, 2022
Thomas C. Sooy